Form 10-Q
period 2016-03-31
Quorum Health Corp
filed 2016-05-11
CIK 1650445

edg

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Commission file number 001-37550

QUORUM HEALTH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-4725208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1573 Mallory Lane, Suite 100 Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

615-221-1400

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☑

*The registrant became subject to filing requirements on April 4, 2016.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑

As of May 5, 2016, there were 29,475,039 shares outstanding of the registrant’s Common Stock, $0.0001 par value.

Quorum Health Corporation

Form 10-Q

For the Three Months Ended March 31, 2016

QUORUM HEALTH CORPORATION

CONDENSED COMBINED STATEMENTS OF INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating revenues (net of contractual allowances and discounts)	$614,484	$606,472
Provision for bad debts	64,933	58,855
Net operating revenues	549,551	547,617
Operating costs and expenses:
Salaries and benefits	256,862	260,066
Supplies	63,661	64,552
Other operating expenses	164,745	152,258
Transaction costs related to the spin-off	3,735	—
Electronic health records incentive reimbursement	(4,208)	(7,707)
Rent	12,549	12,437
Depreciation and amortization	31,157	31,698
Total operating costs and expenses	528,501	513,304
Income from operations	21,050	34,313
Interest expense, net	27,452	25,802
Equity in earnings of unconsolidated affiliates	(41)	(18)
(Loss) income before income taxes	(6,361)	8,529
(Benefit from) provision for income taxes	(1,674)	2,705
Net (loss) income	(4,687)	5,824
Less: Net income (loss) attributable to noncontrolling interests	315	(375)
Net (loss) income attributable to Quorum Health Corporation	$(5,002)	$6,199

See notes to the condensed combined financial statements.

QUORUM HEALTH CORPORATION

CONDENSED COMBINED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$996	$1,106
Patient accounts receivable, net of allowance for doubtful accounts of $335,072 and $346,507 at March 31, 2016 and December 31, 2015, respectively	480,518	467,964
Supplies	61,124	60,542
Prepaid expenses and taxes	21,296	16,030
Other current assets	91,243	92,743
Total current assets	655,177	638,385
Property and equipment	1,619,496	1,603,653
Less accumulated depreciation and amortization	(743,411)	(723,404)
Property and equipment, net	876,085	880,249
Goodwill	541,785	541,704
Other assets, net	229,283	234,518
Total assets	$2,302,330	$2,294,856

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$7,560	$7,915
Accounts payable	132,273	147,571
Accrued liabilities:
Employee compensation	97,881	82,620
Other	85,794	66,270
Total current liabilities	323,508	304,376
Long-term debt	16,809	15,500
Due to Parent, net	1,789,420	1,800,908
Deferred income taxes	41,038	41,030
Other long-term liabilities	109,009	108,141
Total liabilities	2,279,784	2,269,955
Redeemable noncontrolling interests in equity of combined entities	8,335	8,958

EQUITY
Parent's equity	3,137	3,184
Noncontrolling interests in equity of combined entities	11,074	12,759
Total equity	14,211	15,943
Total liabilities and equity	$2,302,330	$2,294,856

See notes to the condensed combined financial statements.

QUORUM HEALTH CORPORATION

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(4,687)	$5,824
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,157	31,698
Other non-cash income, net	(554)	(371)
Changes in operating assets and liabilities, net of effects of acquisitions:
Patient accounts receivable	(12,554)	(12,433)
Supplies, prepaid expenses and taxes, and other current assets	(4,365)	(7,067)
Accounts payable and accrued liabilities	14,911	(54,635)
Other non-current operating assets and liabilities	489	3,334
Net cash provided by (used in) operating activities	24,397	(33,650)
Cash flows from investing activities:
Acquisitions of facilities and other related equipment	105	—
Purchases of property and equipment	(12,840)	(9,939)
Purchases of and costs to develop information technology	(2,526)	(997)
Proceeds from sale of property and equipment	858	100
Increase in other investments	(53)	(1,425)
Net cash used in investing activities	(14,456)	(12,261)
Cash flows from financing activities:
(Decrease) increase in borrowings from Parent, net	(6,486)	52,200
Decrease in indebtedness of receivables facility, net	—	(2,333)
Redemption of noncontrolling investments in joint ventures	(12)	—
Distributions to noncontrolling investors in joint ventures	(2,484)	(130)
Issuance of long-term debt	20	60
Repayments of long-term indebtedness	(1,089)	(396)
Net cash (used in) provided by financing activities	(10,051)	49,401
Net change in cash and cash equivalents	(110)	3,490
Cash and cash equivalents at beginning of period	1,106	2,559
Cash and cash equivalents at end of period	$996	$6,049
Supplemental disclosure of cash flow information:
Cash paid to third parties for interest	$569	$419
Cash paid to CHS for interest, net	$26,883	$25,383
Assets acquired under capital leases	$2,023	$—

See notes to the condensed combined financial statements.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

1. SPIN-OFF FROM COMMUNITY HEALTH SYSTEMS, INC.

Spin-off

On August 3, 2015, Community Health Systems, Inc. (“CHS” or “Parent”) announced a plan to spin off 38 hospitals and Quorum Health Resources, LLC (“QHR”) into Quorum Health Corporation (“Quorum Health,” “QHC” or the “Company”), an independent, publicly traded corporation.

On April 29, 2016, CHS completed the spin-off of QHC through the distribution of 100% of the outstanding common stock, par value $0.0001 per share, of QHC to CHS stockholders (the “Spin-off”). To complete the Spin-off, the Board of Directors of CHS declared a pro rata dividend of QHC’s common stock to CHS stockholders of record as of the close of business on April 22, 2016 (the “Record Date”). Each CHS stockholder of record on the Record Date received a distribution of one share of QHC common stock for every four shares of CHS’ common stock held as of the Record Date plus cash in lieu of fractional shares. As a result of the Spin-off, QHC is now an independent public company trading on the New York Stock Exchange (the “NYSE”) under the symbol “QHC.”

In connection with the Spin-off, CHS and QHC entered into a Separation and Distribution Agreement as well as certain ancillary agreements on April 29, 2016. These agreements allocate between CHS and QHC the various assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) that comprise the separate companies and govern certain relationships between, and activities of, CHS and QHC for a period of time after the Spin-off. See Note 3 for a further description of these agreements between QHC and CHS.

Pursuant to a special distribution paid by QHC to CHS as part of the series of transactions engaged in to complete the Spin-off, QHC distributed approximately $1.2 billion in cash generated from the net proceeds of certain financing arrangements entered into by the Company as part of the separation. See below for further discussion of the financing arrangements entered into by the Company in connection with the Spin-off.

Stand-Alone Public Company Costs

Prior to the Spin-off, Quorum Health Corporation had no operations other than those related to the preparation to receive the assets and liabilities of Quorum Health from CHS. Following the Spin-off, Quorum Health Corporation became an independent public company.

Upon the Spin-off, QHC assumed responsibility for all of its stand-alone public company costs, including the costs of certain services provided by CHS prior to the Spin-off. The estimated expenses associated with being an independent, public company include costs associated with corporate administrative services such as tax, treasury, audit, risk management, legal, investor relations and human resources and are estimated to be approximately $3 million higher annually than amounts previously allocated to QHC by CHS. Additionally, costs and expenses associated with the transition services agreements are estimated to be approximately $5 million higher annually than amounts previously allocated to QHC by CHS.

Senior Notes and Credit Facilities

On April 22, 2016, QHC issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023 (the “Notes”). The Notes are senior unsecured obligations of the Company and are guaranteed on a senior basis by certain of the Company’s subsidiaries. The Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016.

The agreement governing the Notes contains covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to:

•	incur or guarantee additional indebtedness;
•	pay dividends or make other restricted payments;
•	make certain investments;
•	create or incur certain liens;
•	sell assets and subsidiary stock;

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

•	transfer all or substantially all of their assets or enter into merger or consolidation transactions; and
•	enter into transactions with affiliates.

On April 29, 2016, the Company entered into a credit agreement (the “CS Agreement”), among the Company, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent and collateral agent. The CS Agreement provides for an $880 million senior secured term loan facility (the “Term Facility”) and a $100 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Facilities”). The available borrowings from the Revolving Facility will be used by the Company for working capital and general corporate purposes.

The Term Facility has a maturity date of April 29, 2022 subject to customary acceleration events and repayment, extension or refinancing. Interest under the Term Facility accrues, at the option of the Company, at adjusted LIBOR plus 5.75% or the alternate base rate plus 4.75%. Interest under the Revolving Facility accrues, at the option of the Company, at adjusted LIBOR plus 2.75% or the alternate base rate plus 1.75%. The Revolving Facility has a maturity date of April 29, 2021, subject to certain customary acceleration events and repayment, extension or refinancing.

On April 29, 2016, the Company also entered into an ABL Credit Agreement (the “UBS Credit Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among the Company, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. The UBS Credit Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Facility”). The available borrowings from the ABL Facility will be used for working capital and general corporate purposes.

The ABL Facility has a maturity date of April 29, 2021, subject to customary acceleration events and repayment, extension or refinancing. Interest under the ABL Facility accrues, at the option of the Company, at a base rate or LIBOR (except that all swingline borrowings will accrue interest based on the base rate), plus, an applicable margin determined by the average excess availability under the ABL Facility for the fiscal quarter immediately preceding the date of determination. The applicable margin ranges from 1.75% to 2.25% for LIBOR advances and from 0.75% to 1.25% for base rate advances.

The Credit Agreements contain customary negative covenants, which limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets, among other things. In addition, if excess availability under the ABL Facility were to fall below certain specified levels, certain additional covenants (including fixed charge coverage ratio requirements) would be triggered, and the lenders would assume and control the Company’s cash.

The Credit Agreements contain customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Agreements also contain customary affirmative covenants and representations and warranties.

On April 29, 2016, the gross offering proceeds from the Notes, less initial purchasers’ discount of 1.734%, were released from escrow to the Company. The net proceeds were used by the Company, together with the borrowings under the Senior Facilities, which includes the Term Facility issued at 98.0% of par value, to pay a $1.2 billion special dividend to CHS on April 29, 2016, and were used, together with the borrowings under the Senior Facilities, to pay the fees and expenses related to the Spin-off and for cash on hand to remain with the Company for initial working capital purposes.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed combined financial statements of Quorum Health as of March 31, 2016 and December 31, 2015 and for the three month periods ended March 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial data presented herein should be read in conjunction with the combined financial statements and accompanying notes as of December 31, 2015 and 2014 and for the three years ended December 31, 2015, 2014 and 2013 presented in the Company’s Registration Statement on Form 10, as amended, initially filed with the Securities and Exchange Commission on September 4, 2015 and declared effective on April 4, 2016 (“Form 10”). In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year. Certain information and disclosures normally included in the notes to condensed combined financial statements have

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading.

Throughout the periods covered by the condensed combined financial statements, QHC did not operate as a separate entity and stand-alone financial statements were not historically prepared. QHC is comprised of certain stand-alone legal entities for which discrete financial information is available. The accompanying condensed combined financial statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of CHS. The condensed combined financial statements represent QHC’s financial position, results of operations and cash flows as its business was operated as part of CHS prior to the Spin-off, in conformity with U.S. GAAP. The condensed combined financial statements included herein may not necessarily be indicative of the results of operations, financial position and cash flows of QHC in the future or had it operated as a separate, independent company during the periods presented. The condensed combined financial statements included herein do not reflect any changes that occurred in the financing and operations of QHC, or any such changes that may occur in the future, as a result of the Spin-off.

The condensed combined statements of income include expense allocations for certain corporate functions historically provided by CHS, including, but not limited to, employee benefits administration, treasury, risk management, audit, legal, information technology support, and other shared services. These expenses were allocated to QHC based on direct usage or benefit where identifiable, with the remainder allocated to QHC using methods based on proportionate formulas involving total costs, net operating revenues, number of licensed beds or other various allocation methods. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses from CHS are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent, publicly traded company or of the costs expected to be incurred in the future.

CHS uses a centralized approach to cash management and to financing its operations, including the operations of QHC for the periods presented. Accordingly, none of the cash and cash equivalents swept to the CHS corporate accounts were allocated to QHC in the condensed combined financial statements. Prior to the Spin-off, transactions between QHC and CHS were accounted for through Due to Parent, net. See Note 3 for a further description of related party transactions between QHC and CHS.

Business. The principal business of QHC is to provide general hospital healthcare and other outpatient services in its markets across the United States. As of March 31, 2016, QHC owned or leased 38 hospitals, licensed for 3,577 beds in 16 states. The Company also provides additional outpatient services at urgent care centers, imaging centers and surgery centers. Furthermore, through Quorum Health Resources, LLC (“QHR”), the Company provides management advisory and consulting services to non-affiliated general acute care hospitals located throughout the United States.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed combined financial statements. Actual results could differ from those estimates under different assumptions or conditions.

Principles of Combination. All significant transactions with CHS have been included in the condensed combined balance sheets within Due to Parent, net, and all intra-company accounts, profits and transactions have been eliminated. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates. Noncontrolling interests in less-than-wholly-owned combined entities of QHC are presented as a component of total equity to distinguish between the interests of QHC and the interests of the noncontrolling owners. Revenues and expenses from these subsidiaries are included in the combined amounts as presented on the condensed combined statements of income, along with a net income measure that separately presents the amounts attributable to the controlling interests and the amounts attributable to the noncontrolling interests for each of the periods presented. Noncontrolling interests that are redeemable or may become redeemable at a fixed or determinable price at the option of the holder or upon the occurrence of an event outside of the control of the Company are presented in mezzanine equity on the condensed combined balance sheets.

Cost of Revenue. Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company include, among other things, corporate management fees allocated to QHC from CHS for a portion of CHS’ corporate office costs. These charges are in addition to other direct expense allocations from CHS. The corporate management fees are calculated based on the Company’s proportion of CHS’s total licensed beds and are included as a component of other operating expenses in the accompanying condensed combined statements of income. Total corporate management fees were $8.8 million and $8.9 million for the three months ended March 31, 2016 and 2015, respectively.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Third-Party Reimbursement. Net patient service revenues are reported at the estimated net realizable amount from patients, third-party payors and others for services rendered. Operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems, provisions of cost-reimbursement and other payment methods. Amounts received by the Company for treatment of patients covered by such programs are generally less than the standard billing rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). These operating revenues are an estimate of the net realizable amount due from these payors. The process of estimating contractual allowances requires the Company to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments the Company receives could be different from the amounts it estimates and records. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. Adjustments to previous program reimbursement estimates are accounted for as contractual allowance adjustments and reported in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates unfavorably impacted net operating revenues by $1.8 million and $0.5 million during the three months ended March 31, 2016 and 2015, respectively.

Amounts due to third-party payors were $33.2 million and $21.0 million as of March 31, 2016 and December 31, 2015, respectively, and are included in other accrued liabilities in the condensed combined balance sheets. Amounts due from third-party payors were $35.4 million and $33.7 million as of March 31, 2016 and December 31, 2015, respectively, and are included in other current assets in the condensed combined balance sheets.

Allowance for Doubtful Accounts. Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. Substantially all of the Company’s receivables are related to providing healthcare services to patients at its hospitals and affiliated businesses.

The Company estimates the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and any anticipated changes in trends. The Company’s ability to estimate the allowance for doubtful accounts is not impacted by not utilizing an aging of net accounts receivable, as management believes that substantially all of the risk exists at the point in time such accounts are identified as self-pay. The percentage used to reserve for all self-pay accounts is based on the Company’s collection history. For all other non-self-pay payor categories, the Company reserves an estimated amount on historical collection rates for the uncontractualized portion of all accounts aging over 365 days from the date of discharge. These amounts represent an immaterial percentage of the Company’s outstanding accounts receivable. The Company collects substantially all of its third-party insured receivables, which include receivables from governmental agencies.

Collections are impacted by the economic ability of patients to pay and the effectiveness of the Company’s collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect the Company’s collection of accounts receivable and the estimates of the collectability of future accounts receivable and are considered in the Company’s estimates of accounts receivable collectability. The Company also continually reviews its overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions and dispositions.

Operating revenues, net of contractual allowances and discounts (before provision for bad debts), were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Medicare	$133,868	$138,116
Medicaid	103,068	104,334
Managed care and commercial	285,950	272,377
Self-pay	64,754	62,914
Non-patient	26,844	28,731
Total	$614,484	$606,472

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Other Operating Expenses. Other operating expenses consist primarily of purchased services, including medical specialist fees ($86.1 million and $77.1 million for the three months ended March 31, 2016 and 2015, respectively), property taxes and insurance ($35.3 million and $27.8 million for the three months ended March 31, 2016 and 2015, respectively), repairs and maintenance expenses ($11.2 million and $11.7 million for the three months ended March 31, 2016 and 2015, respectively), and corporate management fees ($8.8 million and $8.9 million for the three months ended March 31, 2016 and 2015, respectively).

Electronic Health Records Incentive Reimbursement. The federal government has implemented a number of regulations and programs designed to promote the use of electronic health records (“EHR”) technology and, pursuant to the Health Information Technology for Economic and Clinical Health Act (“HITECH”), established requirements for a Medicare and Medicaid incentive payments program for eligible hospitals and professionals that adopt and meaningfully use certified EHR technology. The Company utilizes a gain contingency model to recognize EHR incentive payments. Recognition occurs when the eligible hospitals adopt or demonstrate meaningful use of certified EHR technology for the applicable payment period and have available the Medicare cost report information for the relevant full cost report year used to determine the final incentive payment.

Medicaid EHR incentive payments are calculated based on prior period Medicare cost report information available at the time when eligible hospitals adopt, implement, upgrade or demonstrate meaningful use of certified EHR technology. Since the information for the relevant full Medicare cost report year is available at the time of attestation, the incentive income from resolving the gain contingency is recognized when eligible hospitals adopt, implement, upgrade or demonstrate meaningful use of certified EHR technology.

Medicare EHR incentive payments are calculated based on the Medicare cost report information for the full cost report year that began during the federal fiscal year in which meaningful use is demonstrated. Since the necessary information is only available at the end of the relevant full Medicare cost report year and after the cost report is settled, the incentive income from resolving the gain contingency is recognized when eligible hospitals demonstrate meaningful use of certified EHR technology and the information for the applicable full Medicare cost report year to determine the final incentive payment is available.

In some instances, the Company may receive estimated Medicare EHR incentive payments prior to when the Medicare cost report information used to determine the final incentive payment is available. In these instances, recognition of the gain for EHR incentive payments is deferred until all recognition criteria described above are met.

Eligibility for annual Medicare incentive payments is dependent on providers successfully attesting to the meaningful use of EHR technology. Medicaid incentive payments are available to providers in the first payment year that they adopt, implement or upgrade certified EHR technology; however, providers must demonstrate meaningful use of such technology in any subsequent payment years to qualify for additional incentive payments. Medicaid EHR incentive payments are fully funded by the federal government and administered by the states; however, the states are not required to offer EHR incentive payments to providers.

The Company recognized $4.2 million and $7.7 million during the three months ended March 31, 2016 and 2015, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements are presented as a reduction of operating costs and expenses in the condensed combined statements of income. The Company received cash related to the incentive reimbursement for HITECH incentives of $12.3 million and $6.8 million during the three months ended March, 31, 2016 and 2015, respectively. The Company recorded $4.7 million as deferred revenue at March 31, 2016, as all criteria for gain recognition had not been met, which is included in other accrued liabilities in the condensed combined balance sheet.  The Company had no deferred revenue at December 31, 2015.  The Company had receivables for incentive reimbursements for which the recognition criteria had been met, but payment was not yet received, of $5.9 million and $11.2 million as of March 31, 2016 and December 31, 2015, respectively. These receivables are included in other current assets in the condensed combined balance sheets.

Due to Parent, net. Due to Parent, net in the condensed combined balance sheets represents CHS’ historical investment in QHC, cost allocations from CHS to QHC, the net effect of transactions with QHC, including capital expenditures, and cash transferred from QHC to CHS under CHS’ cash management program. These related amounts were funded by CHS principally under long-term borrowing arrangements with the individual hospital facilities. The long-term borrowing arrangements represent QHC’s historical commitment to provide payment in full to CHS for this intercompany indebtedness. The intercompany indebtedness of QHC with CHS was extinguished concurrent with the Spin-off. See Note 3 for a description of related party transactions with CHS.

New Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

existing revenue recognition guidance, including guidance applicable to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. In August 2015, the FASB issued ASU 2015-14, which defers the effective date until fiscal years beginning after December 15, 2017 with early adoption permitted for annual periods beginning after December 15, 2016. The Company expects to adopt this ASU on January 1, 2018 and is currently evaluating its plan for adoption and the impact on its revenue recognition policies, procedures and control framework and the resulting impact on its combined financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with the accounting for debt discounts. The ASU did not change the measurement or recognition guidance for debt issuance costs, only the classification. This ASU is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company adopted this ASU on January 1, 2016; however, there are no debt issuance costs on the Company’s condensed combined balance sheets for the periods presented. The Company began recognizing the debt issuance costs associated with its new indebtedness entered into in April 2016 in connection with the Spin-off in accordance with ASU 2015-03.

In November 2015, the FASB issued ASU 2015-17, which amended the balance sheet classification requirements for deferred income taxes to simplify their presentation in the statement of financial position. The ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 31, 2016, with early adoption permitted. The Company early adopted the provisions of this ASU for the presentation and classification of its deferred tax assets and liabilities at December 31, 2015. The effect of this change primarily resulted in the current portion of deferred income taxes at December 31, 2015 being included in the noncurrent deferred income tax liability.

In January 2016, the FASB issued ASU 2016-01, which amends the measurement, presentation and disclosure requirements for equity investments, other than those accounted for under the equity method or that require consolidation of the investee. The ASU eliminates the classification of equity investments as available-for-sale with any changes in fair value of such investments recognized in other comprehensive income, and requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt this ASU on January 1, 2018, and is currently evaluating the impact that adoption of this ASU will have on its combined financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. The ASU also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt this ASU on January 1, 2019. Because of the number of leases the Company utilizes to support its operations, the adoption of this ASU is expected to have a material impact on the Company’s combined financial position and results of operations. Management is currently evaluating the extent of this anticipated impact on the Company’s combined financial position and results of operations, and the quantitative and qualitative factors that will impact the Company as part of the adoption of this ASU, as well as any changes to its leasing strategy that may occur because of the changes to the accounting and recognition of leases.

In March 2016, the FASB issued ASU 2016-09, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU is the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt this ASU on January 1, 2017. Management is evaluating the impact that the adoption of this ASU will have on its combined financial position, results of operations and cash flows.

3. RELATED PARTY TRANSACTIONS

Allocation of Corporate Expenses and Other Transactions with CHS

Historically, QHC has been managed and operated in the normal course of business with other affiliates of CHS. Accordingly, certain shared expenses were allocated to QHC and reflected as expenses in the stand-alone condensed combined financial statements. If possible, these allocations were made on a specific identification basis. Otherwise, the expenses were allocated to QHC based on other appropriate methods, depending on the nature of the expense to be allocated. Management of QHC and CHS consider the allocation methodologies used to be reasonable and appropriate reflections of the historical CHS expenses attributable to QHC for

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

purposes of the stand-alone financial statements. The expenses reflected in the condensed combined financial statements may not be indicative of expenses that will be incurred by QHC as an independent, publicly traded company in the future.

Charges for functions historically provided to QHC by CHS are primarily attributable to CHS’ performance of many shared services from which the Company benefits. Such services include executive and divisional management, treasury, accounting, risk management, legal, procurement, human resources, information technology support and other administrative support. In addition, for the periods presented, QHC participated in certain CHS insurance, benefit and incentive plans. Many of these expenses benefited multiple CHS subsidiaries, including QHC, and were allocated to QHC using methods based on proportionate formulas involving total expenses, net revenues, number of licensed beds or other allocation methods that management believes are consistent and reasonable. These costs are included in other operating expenses in the condensed combined statements of income, except for $26.1 million and $27.7 million of health insurance and other employee related benefits, which are included in salaries and benefits expense, and $0.3 million and $0.9 million included in rent expense for the three months ended March 31, 2016 and 2015, respectively.

Allocated corporate expenses provided to QHC by CHS were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Insurance	$33,760	$34,478
Management fees	8,825	8,859
Other corporate allocations	19,716	17,645
Total corporate allocations	$62,301	$60,982

Due to Parent, net

Due to Parent, net in the accompanying condensed combined balance sheets represents CHS’ historical investment in QHC, cost allocations from CHS to QHC, the net effect of transactions with CHS, including capital expenditures, and cash transferred from QHC to CHS under CHS’ cash management program. These related amounts were funded by CHS principally under long-term borrowing arrangements with the individual hospital facilities. The long-term borrowing arrangements represent QHC’s historical commitment to provide payment in full to CHS for this intercompany indebtedness. The intercompany indebtedness of QHC with CHS was extinguished through additional paid-in capital concurrent with the Spin-off in April 2016.

Historically, QHC was charged interest on the amounts due to CHS at various rates ranging from 4% to 7%, and the interest computations were based on the outstanding balance at the end of each month. Interest expense, net related to amounts due to CHS for the intercompany indebtedness and receivables facility (see below) was $26.9 million and $25.4 million for the three months ended March 31, 2016 and 2015, respectively.

Receivables Facility

On March 21, 2012, certain subsidiaries of CHS entered into an asset-backed securitization program (the “Receivables Facility”) with a group of conduit lenders and liquidity banks, The Bank of Nova Scotia, as a managing agent, and Credit Agricolé Corporate and Investment Bank (“Credit Agricolé”) as managing agent and as the administrative agent. The Bank of Tokyo-Mitsubishi UFJ, Ltd. was added as a managing agent in March 2013. The existing and future patient-related accounts receivable (non-self-pay) for certain of CHS’ affiliated hospitals serve as collateral for the outstanding borrowings.

The structure of the securitization program at CHS follows a three-tiered transfer of the financial interest in these receivables, documented through three separate agreements. In the first tier of the transaction, the patient receivables are sold to CHS/Community Health Systems, Inc. (“CHS/CHS”), a subsidiary of CHS, in exchange for a combination of cash and a subordinated intercompany note receivable. In the second tier of the transaction, those same receivables are either sold for cash or contributed to CHS Receivables Funding, LLC (a wholly-owned, special-purpose entity created for the sole purpose of entering into the securitization borrowing, or “CHS Rec Funding”) in exchange for equity. Finally, CHS Rec Funding provides to Credit Agricolé a participating security interest in the receivables in exchange for advances from the conduit lender and liquidity banks of up to $700 million outstanding from time to time based on the availability of eligible receivables and other customary factors. The liquidity banks have provided a liquidity facility that will step in to purchase commercial paper backed by the underlying receivables in such a case as there are no buyers of the commercial paper. Except for certain limited obligations set forth in a Collection Agreement Performance Undertaking, the group of third-party conduit lenders and liquidity banks does not have recourse to CHS beyond the assets of the wholly-owned special-purpose entity that securitizes the loan.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Certain QHC hospitals were included in the Receivables Facility until November 13, 2015, when all QHC entities were removed from the securitization program in preparation for the Spin-off. Accordingly, there are no outstanding balances related to the Receivables Facility included in the accompanying condensed combined balance sheets as of March 31, 2016 and December 31, 2015. For the three months ended March 31, 2015, the Company recorded $1.7 million of net income related to its participation in the securitization program for accounts receivable processing fees earned and net interest income on the notes receivable with CHS/CHS.

Agreements with CHS Related to the Spin-off

In connection with the Spin-off, on April 29, 2016, the Company entered into certain agreements with CHS that allocate between the Company and CHS the various assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) that comprise the separate companies and govern certain relationships between, and activities of, the Company and CHS for a period of time after the Spin-off, including the following:

•

A Separation and Distribution Agreement with CHS that sets forth, among other things, agreements with CHS regarding the principal actions needed to be taken in connection with the Spin-off. It also sets forth other agreements that govern certain aspects of the Company’s relationship with CHS following the Spin-off;

•

A Tax Matters Agreement with CHS that governs the respective rights, responsibilities and obligations of the Company and CHS after the Spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns; and

•

An Employee Matters Agreement with CHS that governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of each company. It also allocates liabilities and responsibilities relating to employment matters, employee compensation and benefit plans and programs.

In addition to the agreements referenced above, the Company entered into certain transition services agreements with CHS, under which CHS or its affiliates will provide QHC with certain services, and QHC or certain of its affiliates will provide CHS certain services, for a limited time to help ensure an orderly transition for each of QHC and CHS following the Spin-off. These transition services will include, among other services, information technology services and support, payroll processing and other human resources related services and support, patient eligibility screening services, as well as receivables, billing and collection and other revenue cycle management services and support.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2016 were as follows (in thousands):

Balance as of December 31, 2015	$541,704
Goodwill acquired as part of acquisitions during current year	81
Balance as of March 31, 2016	$541,785

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that QHC’s hospital operations and hospital management advisory and consulting services operations meet the criteria to be classified as reporting units. Goodwill related to QHC’s hospital operations reporting unit was $508.5 million and $508.4 million as of March 31, 2016 and December 31, 2015, respectively. Goodwill related to QHC’s hospital management advisory and consulting services reporting unit was $33.3 million at both March 31, 2016 and December 31, 2015.

Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. The Company performed its last annual goodwill evaluation during the fourth quarter of 2015. No impairment was indicated by this evaluation. The next annual goodwill evaluation will be performed during the fourth quarter of 2016.

The fair value of the related reporting units is estimated using both a discounted cash flow model as well as a multiple model based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). The cash flow forecasts are adjusted by an

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

appropriate discount rate based on the Company’s best estimate of a market participant’s weighted-average cost of capital. Both models are based on the Company’s best estimate of future revenues and operating costs.

Other Intangible Assets

No intangible assets other than goodwill were acquired during the three months ended March 31, 2016. The gross carrying amount of the Company’s other intangible assets subject to amortization was $43.3 million at both March 31, 2016 and December 31, 2015, and the net carrying amount was $13.2 million at March 31, 2016 and $13.9 million at December 31, 2015. The carrying amount of the Company’s other intangible assets not subject to amortization was $11.4 million at both March 31, 2016 and December 31, 2015. Other intangible assets are included in other assets, net in the condensed combined balance sheets. Substantially all of the intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions. The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately six years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $0.8 million during the three month periods ended March 31, 2016 and 2015. Amortization expense on intangible assets is estimated to be $2.3 million for the remainder of 2016, $2.2 million in 2017, $2.0 million in 2018, $1.9 million in 2019, $1.7 million in 2020 and $3.1 million thereafter.

The gross carrying amount of capitalized software for internal use was $196.1 million and $194.9 million at March 31, 2016 and December 31, 2015, respectively, and the net carrying amount considering accumulated amortization was $91.8 million and $96.9 million at March 31, 2016 and December 31, 2015, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At March 31, 2016, there was $3.3 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $6.6 million and $6.7 million during the three months ended March 31, 2016 and 2015, respectively. Amortization expense on capitalized internal-use software is estimated to be $20.0 million for the remainder of 2016, $20.6 million in 2017, $11.8 million in 2018, $10.6 million in 2019, $10.5 million in 2020 and $18.3 million thereafter.

5. INCOME TAXES

Although QHC was historically included in the consolidated income tax returns of CHS, QHC’s income taxes are computed and reported herein under the “separate return method.” Use of the separate return method may result in differences when the sum of the amounts allocated to stand-alone tax provisions are compared with amounts presented in consolidated financial statements. In that event, the related deferred tax assets and liabilities could be significantly different from those presented herein. Certain tax attributes, such as net operating loss carryforwards, which were actually reflected in the consolidated financial statements of CHS, may or may not exist at the stand-alone QHC level.

The Company’s effective tax rates were 26.3% and 31.7% for the three months ended March 31, 2016 and 2015, respectively. The decrease in the Company’s effective tax rate for the three months ended March 31, 2016, when compared to the three months ended March 31, 2015, was primarily related to a decrease in pre-tax income as well as an increase in the valuation allowance attributable to state net operating losses in these periods.

The Company is not aware of any unrecognized tax benefit and has therefore not recorded any such amounts related to QHC for the three months ended March 31, 2016 and 2015.

The Company’s condensed combined balance sheets as of March 31, 2016 and December 31, 2015 reflect amounts due to CHS for income tax related matters, as it is assumed that all such amounts due to CHS are deemed unsettled at the end of the financial statement reporting periods.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

6. EQUITY

The following schedule presents the changes in total equity, Parent’s equity and equity attributable to the noncontrolling interests for the three months ended March 31, 2016 (in thousands):

	Redeemable
	Noncontrolling	Parent's	Noncontrolling	Total
	Interests	Equity	Interests	Equity
Balance, December 31, 2015	$8,958	$3,184	$12,759	$15,943
Net (loss) income	(392)	(5,002)	707	(4,295)
Transfers to Parent	—	5,002	—	5,002
Distributions to noncontrolling interests, net of contributions	(92)	—	(2,392)	(2,392)
Purchase of subsidiary shares from noncontrolling interests	—	19	—	19
Redemption of subsidiary shares from noncontrolling interests	(31)	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	66	(66)	—	(66)
Noncontrolling interests in acquired entity	(174)	—	—	—
Balance, March 31, 2016	$8,335	$3,137	$11,074	$14,211

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of March 31, 2016 and December 31, 2015, and valuation methodologies considered appropriate. The estimates presented below are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	March 31, 2016		December 31, 2015
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$996	$996	$1,106	$1,106
Liabilities:
Long-term debt	24,369	24,369	23,415	23,415

The estimated fair value is determined using the methodologies discussed below in accordance with accounting standards related to the determination of fair value.

Cash and cash equivalents. The carrying amount approximates fair value due to the short-term maturity of these instruments (less than three months).

Long-term debt. The carrying amount of long-term debt approximates fair value due to the nature of these obligations.

Fair Value Hierarchy

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions the market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Company utilizes the U.S. GAAP fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumption about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The inputs used to measure fair value are classified into the following fair value hierarchy:

Level 1: Quoted market prices in active markets for identical assets and liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Level 3: Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 includes values determined using pricing models, discounted cash flow methodologies, or similar techniques reflecting the Company’s own assumptions.

8. SEGMENT INFORMATION

The Company operates in two distinct operating segments, represented by hospital operations (which includes its general acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services) and hospital management advisory and consulting services (which includes QHR).

Only the hospital operations segment meets the criteria as a separate reportable segment. The financial information for the hospital management advisory and consulting services segment does not meet the quantitative thresholds for a separate identifiable reportable segment and is combined into the all other reportable segment. The distribution between reportable segments of the Company’s net operating revenues and Adjusted EBITDA is summarized in the following tables (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net operating revenues:
Hospital operations	$527,424	$524,193
All other	22,127	23,424
Total	$549,551	$547,617

Adjusted EBITDA:
Hospital operations	$52,156	$62,692
All other	3,827	3,337
Total	$55,983	$66,029

Reconciliation of Adjusted EBITDA to (loss) income before income taxes:
Adjusted EBITDA	$55,983	$66,029
Depreciation and amortization	(31,157)	(31,698)
Interest expense, net	(27,452)	(25,802)
Transaction costs related to Spin-off	(3,735)	—
(Loss) income before income taxes	$(6,361)	$8,529

9. COMMITMENTS AND CONTINGENCIES

Construction and Capital Commitments. The Company is building a new patient tower and expanding its surgical capacity at its hospital in Springfield, Oregon.  As of March 31, 2016, the Company has incurred a total of $17.3 million of related costs, of which $6.9 million was incurred during the three months ended March 31, 2016. The total estimated construction costs, including equipment costs, could be up to $88 million.

Additionally, during the third quarter of 2015, CHS entered into an agreement with a developer to construct the Company’s future corporate headquarters. The Company recorded this lease as a direct financing obligation. The Company has recorded a total of $16.4 million of costs related to this project, of which $2.0 million was recorded during the three months ended March 31, 2016. These project costs are included as additions to property and equipment and long-term debt in the condensed combined balance sheets. The costs are additionally reflected on the condensed combined statement of cash flows for the three months ended March 31, 2016 in assets acquired under capital leases.

Professional and General Liability Claims. As part of the business of owning and operating hospitals, the Company is subject to legal actions alleging liability on its part. CHS provided professional and general liability insurance to QHC prior to the Spin-off and QHC is indemnified against losses under this insurance arrangement. The liability for claims related to QHC was determined based on an actuarial study of QHC’s operations. A corresponding receivable from CHS exists to reflect the indemnification of this liability.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

This liability was adjusted for new claims information in the period such information became known. The Company’s estimated liability for professional and general liability claims was $98.4 million and $98.6 million as of March 31, 2016 and December 31, 2015, respectively. The current portion of the liability for professional and general liability claims was $22.0 million and $21.1 million as of March 31, 2016 and December 31, 2015, respectively, and is included in other accrued liabilities in the condensed combined balance sheets, with the long-term portion recorded in other long-term liabilities. Corresponding amounts due from CHS related to the indemnification of these liabilities are included in other current assets and other assets in the condensed combined balance sheets. Professional and general liability expense includes an allocation from CHS of the losses resulting from professional and general liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the condensed combined statements of income.

Workers’ Compensation Claims. CHS provided workers’ compensation insurance to QHC prior to the Spin-off, and QHC is indemnified against losses under this insurance arrangement. The liability for claims related to QHC was determined based on an actuarial study of QHC’s operations. A corresponding receivable from CHS exists to reflect the indemnification of this liability. The Company’s estimated liability for workers’ compensation claims was $29.3 million and $28.8 million as of March 31, 2016 and December 31, 2015, respectively. The current portion of the liability was $7.4 million and $8.3 million as of March 31, 2016 and December 31, 2015, respectively, and is included in employee compensation liabilities in the condensed combined balance sheets, with the long-term portion recorded in other long-term liabilities.

Legal Matters. The Company is a party to various legal, regulatory and governmental proceedings incidental to its business. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental proceedings, including the matters described herein, will have a material adverse effect on the combined financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Company’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could occur. In connection with the Spin-off, CHS has agreed to indemnify QHC for certain liabilities relating to outcomes or events occurring prior to the closing of the Spin-off, including (i) certain claims and proceedings known to be outstanding on or prior to the closing date of the Spin-off and (ii) certain claims, proceedings and investigations by governmental authorities or private plaintiffs related to activities occurring at or related to our healthcare facilities prior to the closing date of the Spin-off, but only to the extent, in the case of clause (ii), that such claims are covered by insurance policies maintained by CHS, including professional and general liability and employer practices. In this regard, CHS will continue to be responsible for certain Health Management Associates, Inc. legal matters covered by its contingent value rights agreement that relate to the portion of CHS’ business now held by QHC. Notwithstanding the foregoing, CHS will not indemnify QHC in respect of any claims or proceedings arising out of or related to the business operations of QHR at any time or our compliance with the Company’s Corporate Integrity Agreement with the United States Department of Health and Human Services Office of the Inspector General (the “CIA”).

With respect to all legal, regulatory and governmental proceedings, the Company considers the likelihood of a negative outcome. If the Company determines the likelihood of a negative outcome with respect to any such matter is probable and the amount of the loss can be reasonably estimated, the Company records an accrual for the estimated loss for the expected outcome of the matter. If the likelihood of a negative outcome with respect to material matters is reasonably possible and the Company is able to determine an estimate of the possible loss or a range of loss, whether in excess of a related accrued liability or where there is no accrued liability, the Company discloses the estimate of the possible loss or range of loss. However, the Company is unable to estimate a possible loss or range of loss in some instances based on the significant uncertainties involved in, and/or the preliminary nature of, certain legal, regulatory and governmental matters.

The following are matters for which certain Quorum Health entities have been named as defendants or are under regulatory proceedings:

Matters for which an Outcome Cannot be Assessed

Government Investigations

Tooele, Utah – Physician Compensation. On May 5, 2016, the Company’s hospital in Tooele, Utah received a Civil Investigative Demand (“CID”) from the Office of the United States Attorney in Salt Lake City, Utah concerning allegations that the hospital and clinic corporation submitted or caused to be submitted false claims to the government for services referred by physicians with whom the hospital and clinic had inappropriate financial relationships which allegedly violated federal law. The CID requests records and documentation concerning physician compensation. The Company is fully cooperating with this investigation.

Blue Island, Illinois – Patient Status. On October 9, 2015, the Company’s hospital in Blue Island, Illinois received a CID from the Office of the United States Attorney in Chicago, Illinois concerning allegations of upcoding observation and other outpatient

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

services and improperly falsifying inpatient admission orders. The CID requests medical records and documentation concerning status change, from observation to inpatient. The Company is fully cooperating with this investigation.

Commercial Litigation and Other Lawsuits

Quorum Health Resources, LLC v. Hancock Medical Center. Arbitration claim and counterclaim are currently pending for breach of contract and negligence arising out of a Management Services Agreement between QHR and the hospital. Arbitration in this case began on April 11, 2016. The Company believes this claim is without merit and will vigorously defend the case.

10. SUBSEQUENT EVENTS

The Company evaluated events subsequent to the balance sheet date for disclosure or recognition in the condensed combined financial statements.

On April 29, 2016, CHS completed the Spin-off of QHC and distributed, on a pro rata basis, all of the 28.4 million shares of QHC common stock to CHS’ stockholders of record as of April 22, 2016. These stockholders of record as of April 22, 2016 received a distribution of one share of QHC common stock for every four shares of CHS common stock held as of the Record Date plus cash in lieu of any fractional shares. Immediately following the completion of the Spin-off, CHS’ stockholders owned 100% of the outstanding shares of QHC common stock. Following the Spin-off, QHC became an independent public company with its common stock listed for trading under the symbol “QHC” on the NYSE.

In connection with the Spin-off, CHS and QHC entered into a Separation and Distribution Agreement as well as certain ancillary agreements on April 29, 2016. These agreements allocate between CHS and QHC the various assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) that comprise the separate companies and govern certain relationships between, and activities of, CHS and QHC for a period of time after the Spin-off.

Pursuant to a special distribution paid by QHC to CHS as part of the series of transactions engaged in to complete the Spin-off, QHC distributed approximately $1.2 billion in cash generated from the net proceeds of certain financing arrangements entered into by the Company as part of the separation. See Note 1 for further discussion of the financing arrangements entered into by the Company in connection with the Spin-off.

On May 3, 2016, the Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) of the Company met and approved grants of performance-based restricted stock to the Company’s executive officers totaling 521,332 shares of restricted stock. All such equity grants were made pursuant to the Quorum Health Corporation 2016 Stock Award Plan (the “2016 Stock Award Plan”) and a performance-based restricted stock award agreement.  In addition, on May 3, 2016, the Compensation Committee approved grants of time-vested restricted stock to certain other employees of the Company totaling 471,653 shares of restricted stock.  All such equity grants were made pursuant to the 2016 Stock Award Plan and a restricted stock award agreement (the “Restricted Stock Award Agreement”).  Pursuant to the Restricted Stock Award Agreement, one-third of the number of shares of restricted stock will vest on each of the first three anniversaries of the date of grant.

On May 3, 2016, the Board, upon recommendation of the Compensation Committee and the Governance and Nominating Committee of the Board, met and approved a grant of 10,000 shares of restricted stock to each of its non-employee directors. All such equity grants were made pursuant to the 2016 Stock Award Plan and a director restricted stock award agreement (the “Director Restricted Stock Award Agreement”). Pursuant to the Director Restricted Stock Award Agreement, 100% of the number of shares of restricted stock will vest on the first anniversary of the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition, together with the unaudited condensed combined financial statements and the accompanying notes included in this quarterly report on Form 10-Q, as well as the audited combined financials statements as of December 31, 2015 and for the three years ended December 31, 2015 and accompanying notes, and additionally the discussion in the section entitled “Business,” both of which are included in our Information Statement (“Information Statement”) attached as an exhibit to the Registration Statement on Form 10, as amended, initially filed with the Securities and Exchange Commission (“SEC”) on September 4, 2015 and declared effective on April 4, 2016 (“Form 10”).  The discussion below contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in our Information Statement in the sections entitled “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements.” The financial information discussed below and included in our Information Statement may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a stand-alone company during the periods presented or what our financial condition, results of operations and cash flows may be in the future. Except as otherwise indicated or unless the context otherwise requires, all references in this quarterly report on Form 10-Q to (i) “we,” “our,” “us,” “QHC” and the “Company” refer to the combined business of the hospitals and related business operations, and Quorum Health Resources, LLC and its related business operations, that CHS contributed to Quorum Health Corporation, a Delaware corporation, in connection with the Spin-off and (ii) “CHS” and “Parent” refer to Community Health Systems, Inc. and its consolidated subsidiaries.

Executive Overview

Spin-off from CHS

On August 3, 2015, CHS announced a plan to spin off 38 hospitals and Quorum Health Resources, LLC (“QHR”) into Quorum Health Corporation, an independent, publicly traded corporation.  On April 29, 2016, CHS completed the spin-off of QHC through the distribution of 100% of the outstanding common stock, par value $0.0001 per share, of QHC to CHS stockholders (the “Spin-off”). To complete the Spin-off, the Board of Directors of CHS declared a pro-rata dividend of QHC’s common stock to CHS stockholders of record as of the close of business on April 22, 2016 (the “Record Date”). Each CHS stockholder of record on the Record Date received a distribution of one share of QHC common stock for every four shares of CHS’ common stock held as of the Record Date plus cash in lieu of fractional shares. As a result of the Spin-off, QHC became an independent public company with its common stock listed for trading on the New York Stock Exchange (the “NYSE”) under the symbol “QHC.”

In connection with the Spin-off, we entered into a Separation and Distribution Agreement as well as certain ancillary agreements with CHS on April 29, 2016. These agreements allocate between CHS and us the various assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) that comprise the separate companies and govern certain relationships between, and activities of, CHS and us for a period of time after the Spin-off.

In connection with the Spin-off, on April 29, 2016, we entered into a credit agreement that provides for an $880 million senior secured term loan facility and a $100 million senior secured revolving credit facility.  In addition, on April 22, 2016, we issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023 (the “Notes”) pursuant to an indenture, dated as of April 22, 2016 (the “Indenture”). The gross offering proceeds were deposited into a segregated escrow account at the closing of the offering on April 22, 2016. On April 29, 2016, the gross offering proceeds, less the initial purchasers’ discount of 1.734%, were released to us from the escrow account. We used the net offering proceeds, together with borrowings under the term facility, to pay a $1.2 billion special dividend to CHS on April 29, 2016.

Company Overview

As of March 31, 2016, we owned or leased a diversified portfolio of 38 hospitals with an aggregate of 3,577 licensed beds. Our hospitals are geographically diversified across 16 states, primarily located in cities or counties having populations of 50,000 or less. We also operate QHR, a leading hospital management advisory and consulting services business.  For the hospitals that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our hospital management advisory and consulting services business, we are paid by the non-affiliated hospitals utilizing our services.

Basis of Presentation

Prior to the Spin-off, QHC did not operate as a separate entity, and stand-alone financial statements were not historically prepared. QHC is comprised of certain stand-alone legal entities for which discrete financial information is available. The historical condensed combined financial statements of QHC have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of CHS. The condensed combined financial statements included in this quarterly report on Form 10-Q represent QHC’s financial position, results of operations, and cash flows as its business was operated as part of CHS prior to the Spin-off, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed combined statements of income for the three months ended March 31, 2016 and 2015, as presented herein, include expense allocations for certain corporate functions provided by CHS, including, but not limited to, employee benefits administration, treasury, risk management, audit, legal, information technology support, and other shared services. These expenses were allocated to QHC based on direct usage or benefit where identifiable, with the remainder allocated to QHC using methods based on proportionate formulas involving total costs, net operating revenues, number of licensed beds or other various allocation methods. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses from CHS are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by QHC if it had operated as an independent, publicly traded company during these periods and all other periods prior to the completion of the Spin-off or of the costs expected to be incurred in the future now that we are an independent, publicly traded company.

CHS uses a centralized approach to cash management and to financing its operations, including the operations of QHC for the periods presented in these condensed combined financial statements. Accordingly, none of the cash and cash equivalents swept to the CHS corporate accounts were allocated to QHC in the condensed combined financial statements as presented herein. Transactions between QHC and CHS were accounted for through Due to Parent, net. See Note 3 to our unaudited condensed combined financial statements presented herein and Note 4 to our audited combined financial statements included in our Form 10, which became effective on April 4, 2016, for a further description of related party transactions between QHC and CHS prior to the Spin-off.

Financial Overview

On a combined and same-facility basis, our net operating revenues for the three months ended March 31, 2016 increased $2.0 million, or 0.4%, to $549.6 million compared to $547.6 million for the three months ended March 31, 2015. Net loss for the three months ended March 31, 2016 was $4.7 million compared to net income of $5.8 million for the three months ended March 31, 2015.  Net loss for the 2016 three month period included $2.8 million of after-tax transaction costs related to the Spin-off in the 2016 three month period with no comparable costs in the 2015 three month period.  The 2015 three month period included $3.6 million of after-tax proceeds from the sale of income tax credits and $1.5 million of after-tax income associated with our participation in the CHS accounts receivable securitization program with no comparable items in the 2016 three month period.  In addition, we had an after-tax reduction of $2.2 million in electronic health records incentive reimbursements in the 2016 three month period compared to the 2015 three month period.   On a combined and same-facility basis, adjusted admissions increased 0.8% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

We are currently in the process of completing a strategic review of our hospitals for possible divestitures over the 12 to 18 months following the Spin-off based upon analysis of financial performance, current competitive conditions, expected demographic trends, joint venture opportunities and capital allocation requirements. Any potential divestitures are intended to further implement our strategy to divest of underperforming assets, reduce our debt and refine our portfolio to a more sustainable group of hospitals with higher operating margins. Our strategic review is ongoing, and we may be unable to divest any or all of these hospitals or realize proceeds from the sale of these hospitals.

Recent Developments

Reform Legislation

The U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that increased access to health insurance coverage. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Reform Legislation”) mandates that substantially all U.S. citizens maintain medical insurance coverage and expands health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Based on projections issued by the Congressional Budget Office (“CBO”) in March 2016, the incremental insurance coverage due to the Reform Legislation could result in 24 million formerly uninsured Americans gaining coverage by the end of 2026.

As the number of persons with access to health insurance coverage in the United States increases, there may be a resulting increase in the number of patients using our facilities who have health insurance coverage. We operate hospitals in four of the 10 states that experienced the largest reductions in uninsured rates among adult residents between 2013 and 2015. Most of the states with the greatest reductions in the number of uninsured adult residents have established a health insurance exchange operated either by the state or in partnership with the federal government and also expanded Medicaid. However, states may opt out of the Medicaid coverage expansion provisions of the Reform Legislation without losing existing federal Medicaid funding. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Of the 16 states in which we operate hospitals, nine states have taken action to expand their Medicaid programs. Some states that have opted out are evaluating options, such as waiver plans, to operate an alternative Medicaid expansion plan. Failure to expand Medicaid or implement an effective alternative in these states will likely have a negative impact on the goal of reducing the number of uninsured individuals.

We believe our hospitals are well positioned to participate in the provider networks of various qualified health plans (“QHPs”) offering plan options on the health insurance exchanges created pursuant to the Reform Legislation. For the 2016 plan year, all of our hospitals have arrangements to participate in at least one health insurance exchange agreement, approximately 89% of our hospitals participate in two or more contracts, approximately 92% of our hospitals participate in the first or second lowest cost bronze plan networks (QHPs with a 60% actuarial value) and approximately 89% of our hospitals participate in the first or second lowest cost silver plan networks (QHPs with a 70% actuarial value).

The Reform Legislation makes a number of changes to Medicare and Medicaid, such as reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update, and a reduction to the Medicare and Medicaid disproportionate share hospital payments, each of which could adversely impact the reimbursement received under these programs.

The Reform Legislation includes provisions aimed at reducing fraud, waste and abuse in the healthcare industry. These provisions allocate significant additional resources to federal enforcement agencies and expand the use of private contractors to recover potentially inappropriate Medicare and Medicaid payments.

The Reform Legislation amends several existing federal laws, including the anti-kickback statute and the False Claims Act to make it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. These amendments also make it easier for potentially severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

We believe the expansion of private sector health insurance and Medicaid coverage will, over time, increase our reimbursement related to providing services to individuals who were previously uninsured, which should reduce our expense from uncollectible accounts receivable. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement take effect over a number of years. In addition, we believe that the Reform Legislation had a positive impact on net operating revenues and net income during 2015 and the three months ended March 31, 2016 as a result of the expansion of private sector and Medicaid coverage that has already occurred from the Reform Legislation, and we believe that the net impact of the Reform Legislation on our net operating revenues will continue to be positive. Other provisions of the Reform Legislation, such as requirements related to employee health insurance coverage, have increased and will continue to increase our operating costs.

Because of the many variables involved, including clarifications and modifications resulting from the rule-making process, legislative efforts to repeal or modify the law, future judicial interpretations resulting from court challenges to its constitutionality and interpretation, the development of agency guidance, whether and how many states ultimately decide to expand Medicaid coverage, the number of uninsured who elect to purchase health insurance coverage, budgetary issues at federal and state levels, and the potential for delays in the implementation of the Reform Legislation, it is difficult to predict the ultimate effect of the Reform Legislation. We may not be able to fully realize the positive impact the Reform Legislation may otherwise have on our business, results of operations, cash flow, capital resources and liquidity. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.

Payment under the Medicare program for physician services, which is based upon the Medicare Physician Fee Schedule (“MPFS”), changed in April 2015 with the enactment of the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”). The law effectively eliminated a payment reduction that was scheduled for physicians and other practitioners who treat Medicare patients. MACRA provides for a 0.5% update to the MPFS for each calendar year through 2019. In addition, MACRA requires the establishment of the Merit-Based Incentive Payment System, (“MIPS”), beginning in 2019, under which physicians will receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records. MIPS will consolidate certain existing physician incentive programs, and also requires the Centers for Medicare and Medicaid Services (“CMS”) to provide, beginning in 2019, incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as accountable care organizations (“ACOs”). In addition, MACRA extended the Medicare Inpatient Low Volume payment and Medicare Dependent Hospital programs to qualifying hospitals through September 30, 2017. If additional legislation is not passed to extend these Medicare hospital payment programs, we could experience a reduction in future reimbursement.

Electronic Health Record Incentive Payments

The federal government has implemented a number of regulations and programs designed to promote the use of electronic health records (“EHR”) technology and, pursuant to Health Information Technology for Economic and Clinical Health Act (“HITECH”) established requirements for a Medicare and Medicaid incentive payments program for eligible hospitals and professionals that adopt and meaningfully use certified EHR technology. These payments are intended to incentivize the meaningful use of EHR. Our hospital facilities have been implementing EHR technology on a facility-by-facility basis since 2011. We recognize incentive reimbursement related to Medicare or Medicaid incentives as we are able to implement the certified EHR technology and meet the defined “meaningful use criteria,” and information from completed cost report periods is available from which to calculate the incentive reimbursement. The timing of recognizing incentive reimbursement does not correlate with the timing of recognizing operating expenses and incurring capital costs in connection with the implementation of EHR technology, which may result in material period-to-period changes in our future results of operations.

As of October 1, 2014, eligible hospitals and, as of January 1, 2015, professionals that have not demonstrated meaningful use of certified EHR technology and have not applied and qualified for a hardship exception are subject to penalties. Eligible hospitals are subject to a reduced market basket update to the inpatient prospective payment system standardized amount as of 2015 and for each subsequent fiscal year. Eligible professionals are subject to a 1% per year cumulative reduction applied to the Medicare physician fee schedule amount for covered professional services, subject to a cap of 5%.

Although we believe that our hospital facilities are currently in compliance with the meaningful use standards, there can be no assurance that all of our facilities will remain in compliance and therefore not be subject to the HITECH penalty provisions. We recognized $4.2 million and $7.7 million during the three months ended March 31, 2016 and 2015, respectively, for HITECH incentive reimbursements from Medicare and Medicaid related to certain of our hospitals and for certain of our employed physicians, which are presented as a reduction to operating costs and expenses in the condensed combined statements of income as presented herein. We expect our HITECH incentive reimbursements for the full year 2016 will be approximately $12 million compared to $26 million for the year ended December 31, 2015.

Sources of Revenue

The following table presents the approximate percentages of operating revenues, net of contractual allowances and discounts (before provision for bad debts) by payor source for the three months ended March 31, 2016  and 2015 on a combined and same-facility basis.

	Three Months Ended March 31,
	2016	2015
Medicare	21.8%	22.8%
Medicaid	16.8	17.2
Managed care and commercial	46.5	44.9
Self-pay	10.5	10.4
Non-patient	4.4	4.7
Total	100.0%	100.0%

As shown above, we receive a substantial portion of our operating revenues from the Medicare and Medicaid programs. The managed care and commercial portion of our operating revenues includes revenues from insurance companies with which we have insurance provider contracts, Medicare and other managed care, insurance companies with which we do not have insurance provider contracts, and workers’ compensation carriers. Self-pay revenues are the portion of our operating revenues derived from patients who do not have any form of health insurance coverage and the patient responsibility portion from patients who have health insurance coverage. Non-patient revenues include our operating revenues from the hospital management advisory and consulting services provided by QHR, rental income and hospital cafeteria sales. In the future, we generally expect revenues received from the Medicare and Medicaid programs to increase due to the general aging of the population. In addition, the Reform Legislation has increased and is expected to continue to increase the number of insured patients in states that have expanded Medicaid, which in turn, has reduced and is expected to continue to reduce the percentage of revenues from self-pay patients. The Reform Legislation, however, imposes significant reductions in amounts the government pays for Medicare managed care plans. The trend toward increased enrollment in Medicare managed care may adversely affect our operating revenue growth. Other provisions in the Reform Legislation impose minimum medical-loss ratios and require insurers to meet specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. The trend toward increased enrollment in managed care programs may adversely affect our operating revenue growth. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates unfavorably impacted net operating revenues by $1.8 million and $0.5 million during the three months ended March 31, 2016 and 2015, respectively.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services, which are based on a prospective payment system, depend upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases in the rates have historically been less than actual inflation. On August 17, 2015, CMS published the final rule to increase this index by 2.4% for hospital inpatient acute care services that are reimbursed under the prospective payment system beginning October 1, 2015. The final rule also makes other payment adjustments that, coupled with the 0.8% reduction for documentation and coding, a 0.5% multi-factor productivity reduction and a 0.2% reduction to hospital inpatient rates implemented pursuant to the Reform Legislation, yielded an estimated net 0.9% increase in reimbursement for hospitals. For fiscal year 2016, an additional reduction applies to hospitals that do not submit required patient quality data. We are complying with this data submission requirement.

Payments may also be affected by admission and medical review criteria for inpatient services, commonly known as the “two midnight rule.” Under this rule, for admissions on or after October 1, 2013, services to Medicare beneficiaries are only payable as inpatient hospital services when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. Stays expected to need less than two midnights of hospital care are subject to medical review on a case-by-case basis. Enforcement through Recovery Audit Contractor (“RAC”) audits is expected to begin in 2016. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues. Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers to offset a portion of the costs of providing care to Medicaid and indigent patients. These programs are designed with input from CMS and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Similar programs are also being considered by other states. The programs are generally authorized for a specified period of time and require CMS’s approval to be extended. CMS has indicated that it will take into account a state’s status with respect to expanding its Medicaid program in considering whether to extend these supplemental programs. We are unable to predict whether or on what terms CMS will extend the supplemental programs in the states in which we operate. Some of these programs are scheduled to expire in 2016. As a result of existing supplemental programs, we recognize operating revenues and related operating costs in the period in which amounts are estimable and collection is reasonably assured. Reimbursement under these programs is included in net operating revenues and included as Medicaid revenues in the payor sources table above; fees, taxes or other program related costs are reflected in other operating expenses.

Results of Operations

Our hospitals offer a variety of services involving a broad range of general hospital healthcare services and outpatient healthcare services to patients in the communities in which we operate. These services include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services.

The first table below summarizes our results of operations, both in dollars and as a percentage of our total net operating revenues, and the second table summarizes percentage changes in selected financial and operating data (dollars in thousands).

	Three Months Ended March 31,
	2016		2015
	Amount	%	Amount	%
Net operating revenues	$549,551	100.0%	$547,617	100.0%
Operating costs and expenses (a)	493,609	89.8	481,606	87.9
Depreciation and amortization	31,157	5.7	31,698	5.8
Transaction costs related to spin-off	3,735	0.7	—	—
Income from operations	21,050	3.8	34,313	6.3
Interest expense, net	27,452	5.0	25,802	4.7
Equity in earnings of unconsolidated affiliates	(41)	—	(18)	—
(Loss) income before income taxes	(6,361)	(1.2)	8,529	1.6
(Benefit from) provision for income taxes	(1,674)	(0.3)	2,705	0.5
Net (loss) income	(4,687)	(0.9)	5,824	1.1
Less: Net income (loss) attributable to noncontrolling interests	315	—	(375)	—
Net (loss) income attributable to Quorum Health Corporation	$(5,002)	(0.9)%	$6,199	1.1%

Three Months Ended
March 31,
2016
Percentage increase (decrease) from same period prior year:
Net operating revenues	0.4%
Admissions (b)	(2.2)
Adjusted Admissions (c)	0.8
Emergency Room Visits (d)	3.4

(a)

Operating costs and expenses, as shown in the table above, include salaries and benefits, supplies, other operating expenses, electronic health records incentive reimbursements, rent and expense allocations to us for certain corporate functions provided by CHS.

(b)	Admissions represent the number of patients admitted for inpatient treatment.
(c)	Adjusted Admissions is computed by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(d)	Emergency Room Visits represent the number of patients registered and treated in our emergency rooms.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table summarizes selected financial and operating data.  Same-facility operating results, as presented in this table for the three months ended March 31, 2016 and 2015, are the same as those presented herein on a combined basis (dollars in thousands).

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Combined and Same-Facility
Net operating revenues	$549,551	$547,617	$1,934	0.4%
Admissions (a)	24,992	25,548	(556)	(2.2)
Adjusted Admissions (b)	59,801	59,304	497	0.8
Net (loss) income attributable to Quorum Health Corporation	(5,002)	6,199	(11,201)	(180.7)

(a)	Admissions represent the number of patients admitted for inpatient treatment.
(b)	Adjusted Admissions is computed by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

Net operating revenues increased 0.4% to $549.6 million for the three months ended March 31, 2016 from $547.6 million for the three months ended March 31, 2015 on both a combined and same-facility basis.  Net operating revenues for the three months ended March 31, 2016 were unfavorably impacted by reductions in Medicaid supplemental program reimbursements of approximately $3.6 million, of which the reduction in the Illinois programs approximated $2.9 million.  Our provision for bad debts increased 10.2%, or $6.1 million, to $64.9 million for the three months ended March 31, 2016 from $58.9 million for the three months ended March 31, 2015. This increase is primarily the result of a change in our hindsight analysis used to calculate our estimate for the allowance for bad debts for the three months ended March 31, 2016 compared to the 2015 three month period.  The provision for bad debts was 10.6%, as a percentage of operating revenues, net of contractual allowances and discounts (before provision for bad debts), for both the three months ended March 31, 2016 and the twelve months ended December 31, 2015. On both a combined and same-facility basis, adjusted admissions increased 0.8% for the 2016 three month period compared to the 2015 three month period.

Total operating costs and expenses were 96.2% and 93.7%, as a percentage of net operating revenues, for the three months ended March 31, 2016 and 2015, respectively. Operating costs and expenses, excluding depreciation and amortization and transaction costs related to the Spin-off, as a percentage of net operating revenues, increased from 87.9% in the 2015 three month period to 89.8% in the 2016 three month period. Salaries and benefits, as a percentage of net operating revenues, decreased from 47.5% in the 2015 three month period to 46.7% in the 2016 three month period.  Supplies, as a percentage of net operating revenues, decreased from 11.8% in the 2015 three month period to 11.6% in the 2016 three month period.  Other operating expenses increased from 27.7% in the 2015 three month period to 30.0% in the 2016 three month period, as a percentage of net operating revenues, primarily due to higher costs for corporate costs allocated to us by CHS, outsourced dietary and housekeeping services and medical specialists at our hospitals and ancillary facilities. Additionally, we recognized proceeds of $5.3 million from the sale of 2014 Illinois income tax credits in the first quarter of 2015 with no comparable proceeds in the 2016 three month period. Rent, as a percentage of net operating revenues, was 2.3% in both the 2016 and 2015 three month periods.

EHR incentive reimbursements are incentives under HITECH for which the recognition criteria have been met. We recognized $4.2 million and $7.7 million of incentive reimbursements, or 0.8% and 1.4% as a percentage of net operating revenues, for the three months ended March 31, 2016 and 2015, respectively. We received cash payments of $12.3 million and $6.8 million during the 2016 and 2015 three month periods, respectively.  We recorded deferred revenue of $4.7 million as of March 31, 2016, as all gain recognition criteria was not met at this date.  No deferred revenue was recorded as of December 31, 2015.

Depreciation and amortization, as a percentage of net operating revenues, were 5.7% and 5.8% for the three months ended March 31, 2016 and 2015, respectively.

Transaction costs related to the Spin-off were $3.7 million for the three months ended March 31, 2016.  There were no comparable costs recorded in the 2015 three month period.

Interest expense, net increased 6.6% to $27.5 million for the three months ended March 31, 2016 from $25.8 million in the three months ended March 31, 2015.  This increase of $1.7 million primarily related to a $1.3 million reduction in net interest income related to the receivables facility. QHC was removed from the CHS accounts receivable securitization program in November 2015.  The remaining $0.4 million increase in interest expense included $0.2 million of other miscellaneous net interest expense and $0.2 million of net interest expense on our indebtedness with CHS.  Historically, QHC was charged interest on the amounts due to CHS at various rates ranging from 4% to 7%.  Interest computations on this indebtedness were based on the outstanding balance of Due to Parent, net at the end of each month.  The $0.2 million increase in net interest expense on Due to Parent, net in the 2016 three month period, when compared to the 2015 three month period, consisted of a $0.8 million increase resulting from an increase in average monthly outstanding balance of Due to Parent, net and a $0.6 million decrease resulting from a decrease in average monthly interest rates applied to this debt.  Subsequent to the Spin-off, QHC will record interest expense based on the terms and interest rates associated with its new indebtedness.  See Note 1 to the condensed combined financial statements presented herein and the section entitled “Liquidity and Capital Resources” below for a further description of this indebtedness.

Equity in earnings of unconsolidated affiliates was less than $0.1 million for both the three months ended March 31, 2016 and 2015.

The net effect of all of the above mentioned changes resulted in income before income taxes decreasing $14.9 million from income before income taxes of $8.5 million for the three months ended March 31, 2015 to a loss before income taxes of $6.4 million for the three months ended March 31, 2016.

The benefit from income taxes was $1.7 million for the three months ended March 31, 2016 and the provision for income taxes was $2.7 million for the three months ended March 31, 2015. Our effective tax rates were 26.3% and 31.7% for the 2016 and 2015 three month periods, respectively. The decrease in our effective tax rate for the 2016 three month period was primarily related to a decrease in pre-tax income as well as an increase in the valuation allowance attributable to state net operating losses in these periods.

Net loss, as a percentage of net operating revenues, was (0.9)% in the three months ended March 31, 2016 and net income, as a percentage of net operating revenues, was 1.1% in the three months ended March 31, 2015.

Net income attributable to noncontrolling interests was $0.3 million during the three months ended March 31, 2016 and net loss attributable to noncontrolling interests was $0.4 million during the three months ended March 31, 2015.

Net loss attributable to Quorum Health Corporation was $5.0 million for the three months ended March 31, 2016 compared to net income attributable to Quorum Health Corporation of $6.2 million for the three months ended March 31, 2015.  The decrease of $11.2 million included $2.8 million of after-tax transaction costs related to the Spin-off in the 2016 three month period with no comparable costs in the 2015 three month period.  The 2015 three month period included $3.6 million of after-tax proceeds from the sale of income tax credits and $1.5 million of after-tax income associated with our participation in the CHS accounts receivable securitization program with no comparable items in the 2016 three month period.  In addition, we had an after-tax reduction of $2.2 million in electronic health records incentive reimbursements in the 2016 three month period compared to the 2015 three month period.

Liquidity and Capital Resources

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Our cash flows for the three months ended March 31, 2016 and 2015 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$24,397	$(33,650)
Net cash used in investing activities	(14,456)	(12,261)
Net cash (used in) provided by financing activities	(10,051)	49,401
Decrease (increase) in cash and cash equivalents	$(110)	$3,490

Net cash provided by (used in) operating activities was $24.4 million and $(33.7) million for the three months ended March 31, 2016 and 2015, respectively, a $58.1 million increase. Net cash provided by (used in) operating activities was impacted by a $10.5 million decrease in net income from the 2015 three month period to the 2016 three month period.  Net income (loss) was impacted by non-cash items, including $0.5 million of lower depreciation and amortization and $0.2 million of higher other non-cash income in the 2016 three month period compared to the 2015 three month period.  Net loss included $3.7 million of allocated expenses from CHS in the 2016 three month period related to the Spin-off, interest paid to CHS of $26.9 million and $25.4 million in the 2016 and 2015 three month periods, respectively, and stock compensation expense of $1.7 million and $1.9 million in the 2016 and 2015 three month periods, respectively, which is a component of the corporate overhead allocation charged to us by CHS. Our stock compensation expense will resume a normal classification as a non-cash expense following our Spin-off.

The net change in cash flows from operating assets and liabilities when comparing the 2016 three month period to the 2015 three month period was $69.3 million. The primary drivers of this change, aside from the timing of cash collections and payments in the normal course of business, included a decrease in cash outflow related to one less pay period paid in the 2016 three month period, when compared to the 2015 three month period, a decrease in cash outflow related to the change in deferred revenue recorded for HITECH incentives and a decrease in cash outflow for the payment of government settlement and related costs.  We made payments totaling $30.4 million in the 2015 three month period for legal settlements and related costs, which was accrued in 2014 and paid in the 2015 three month period, with no comparable cash outflow in the 2016 three month period.  We consider all other changes in operating assets and liabilities to be part of our normal business operations.

Net cash used in investing activities increased $2.2 million from $12.3 million for the three months ended March 31, 2015 to $14.5 million for the three months ended March 31, 2016.  Our expenditures for property and equipment were $2.9 million higher in the 2016 three month period primarily due to the $6.9 million of construction costs on the patient tower and expanded surgical capacity at our Springfield, Oregon, partially offset by a reduction in all other expenditures for property and equipment. Expenditures for information technology were $1.5 million higher in the 2016 three month period compared to the 2015 three month period primarily due to an increase in investments in information technology related to our hospital management advisory and consulting business.  We had proceeds from the sale of property and equipment of $0.9 million and $0.1 million in the 2016 and 2015 three month periods, respectively. The remaining cash outflows for other investments decreased $1.4 million in the 2016 three month period when compared to the 2015 three month period due to a $1.2 million decrease in non-employee physician recruiting agreements and a $0.2 million decrease in other miscellaneous investments.  We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

Net cash used in financing activities was $10.1 million for the three months ended March 31, 2016, compared to net cash provided by financing activities of $49.4 million for the three months ended March 31, 2015.  The decrease in borrowings from Parent is primarily the result of the net effect of transactions between QHC and CHS, including capital expenditures and cash transfers under the CHS centralized cash management program. Historically, we evaluated the changes in borrowings from Parent and the changes in the indebtedness of the receivables facility as net borrowings during the period in which the receivables facility was outstanding.  QHC was removed from the CHS accounts receivable securitization program in November 2015.  All other changes in net cash provided by financing activities for the 2016 three month period, compared to the 2015 three month period, resulted in a net cash outflow of $3.1 million, of which $2.3 million related to distributions to non-controlling interests partners, $0.7 million related to payments on the capital lease associated with our new corporate headquarters and $0.1 million related to other miscellaneous financing activities.

Capital Expenditures

Cash expenditures for routine capital and information technology were $15.4 million and $10.9 million for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, these capital expenditures included the $6.9 million of costs at our Springfield, Oregon hospital discussed below and the remainder, for both three month periods, related to purchases of equipment, minor renovations at our facilities and information systems infrastructure.

We are building a new patient tower and expanding the surgical capacity at our hospital in Springfield, Oregon.  We have recorded a total of $17.3 million of related costs, of which $6.9 million was recorded in the three months ended March 31, 2016. The total estimated construction costs, including equipment costs, could be up to $88 million. The project is expected to be completed in late 2017 or early 2018.

Additionally, during the third quarter of 2015, CHS entered into an agreement with a developer to construct the corporate headquarters for QHC. We recorded this lease as a direct financing obligation. As of March 31, 2016, approximately $16.4 million of costs related to this project have been incurred. These project costs are included as additions to property and equipment and long-term debt in the condensed combined balance sheet at March 31, 2016. The costs incurred during the three months ended March 31, 2016 were $2.0 million and are reflected on the condensed combined statement of cash flows in assets acquired under capital leases.

Capital Resources

Net working capital was $331.7 million and $334.0 million as of March 31, 2016 and December 31, 2015, respectively.  The net working capital decrease during the three months ended March 31, 2016 was primarily due to the net impact of increases in employee compensation accruals and other accrued liabilities, partially offset by increases in patient accounts receivable and prepaid expenses, as well as a decrease in accounts payable.

Historically, our cash flows from operations have been negatively impacted by, among other items, the funding of legal settlements, delays in payments from Medicaid and other government-managed supplemental payment programs and allocations of CHS stock compensation expense included in the corporate overhead allocation charged to us by CHS. During the three months ended March 31, 2016, our operating cash flows were negatively impacted by a $1.7 million allocation of CHS stock compensation expense.  During the three months ended March 31, 2015, our operating cash flows were negatively impacted by, among other items, a $6.2 million delay in net payments from the California and Illinois state supplemental payments programs, $26.4 million of payments related to certain legal settlements and a $1.9 million allocation of CHS stock compensation expense. We believe that, going forward, certain of these items will be non-recurring and our stock compensation expense will resume a normal classification as a non-cash expense.

Historically, our cash flows from investing activities were negatively impacted by the purchasing of information technology primarily associated with implementations of certified EHR technology and ICD-10 coding systems. We believe going forward that the capital expenditures associated with these programs should be lower than those we historically incurred during the adoption periods for these government-required programs. We expect our HITECH incentive reimbursements for the full year 2016 will be approximately $12 million, compared to $26 million recognized during the year ended December 31, 2015.

Prior to the Spin-off, our financial resources were supplemented by CHS under its centralized cash management program. Due to Parent, net in the combined balance sheets includes CHS’ historical investment in QHC, expense allocations from CHS, the net effect of transactions between QHC and CHS, including those related to capital expenditures, and cash transfers under CHS’ cash management program. These related amounts were funded by CHS principally under long-term borrowing arrangements with the individual facilities. The long-term borrowing arrangements represented QHC’s historical commitment to provide payment in full to CHS for this intercompany indebtedness. The intercompany indebtedness of QHC with CHS was extinguished concurrent with the Spin-off.

Historically, QHC was charged interest on the amounts due to CHS, at various rates ranging from 4% to 7%, and the interest computations were based on the outstanding balance at the end of each month. Interest expense, net related to amounts due to CHS for the intercompany indebtedness and a receivables facility was $26.9 million and $25.4 million in the three months ended March 31, 2016 and 2015, respectively.

New Financing Related to the Spin-off

On April 22, 2016, we issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023 (the “Notes”). The Notes are senior unsecured obligations of the Company and are guaranteed on a senior basis by certain of our subsidiaries. The Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016.

The agreement governing the Notes contains covenants that, among other things, limit our ability, and the ability of certain of our subsidiaries to:

•	incur or guarantee additional indebtedness;
•	pay dividends or make other restricted payments;
•	make certain investments;
•	create or incur certain liens;
•	sell assets and subsidiary stock;
•	transfer all or substantially all of our assets or enter into merger or consolidation transactions; and
•	enter into transactions with affiliates.

On April 29, 2016, we entered into a credit agreement (the “CS Agreement”), among the Company, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent and collateral agent. The CS Agreement provides for an $880 million senior secured term loan facility (the “Term Facility”) and a $100 million senior secured revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “Senior Facilities”). The available borrowings under the Revolving Facility will be used for working capital and general corporate purposes.

The Term Facility has a maturity date of April 29, 2022 subject to customary acceleration events and repayment, extension or refinancing. Interest under the Term Facility accrues, at our option, at adjusted LIBOR plus 5.75% or the alternate base rate plus 4.75%. Interest under the Revolving Facility accrues, at our option, at adjusted LIBOR plus 2.75% or alternate base rate plus 1.75%. The Revolving Facility has a maturity date of April 29, 2021, subject to certain customary acceleration events and repayment, extension or refinancing.

On April 29, 2016, we also entered into an ABL Credit Agreement (the “UBS Credit Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among us, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. The UBS Credit Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Facility”). The available borrowings from the ABL Facility will be used for working capital and general corporate purposes.

The ABL Facility has a maturity date of April 29, 2021, subject to customary acceleration events and to repayment, extension or refinancing. Interest under the ABL Facility accrues, at our option, at a base rate or LIBOR (except that all swingline borrowings will accrue interest based on the base rate), plus, an applicable margin determined by the average excess availability under the ABL Facility for the fiscal quarter immediately preceding the date of determination. The applicable margin ranges from 1.75% to 2.25% for LIBOR advances and from 0.75% to 1.25% for base rate advances.

The Credit Agreements contain customary negative covenants, which limit the our ability to incur additional indebtedness, create liens, make investments, make restricted payments or specified payments and merge or acquire assets, among other things. In addition, if excess availability under the ABL Facility were to fall below certain specified levels, certain additional covenants (including fixed charge coverage ratio requirements) would be triggered, and the lenders will assume and control our cash.

The Credit Agreements contain customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Agreements also contain customary affirmative covenants and representations and warranties.

On April 29, 2016, the gross offering proceeds from the Notes, less initial purchasers’ discount of 1.734%, were released from escrow to us. The net proceeds were used by us, together with the borrowings under the Senior Facilities, which includes the Term Facilities issued at 98.0% of par value, to pay a $1.2 billion special dividend to CHS on April 29, 2016, and were used, together with the borrowings under the Senior Facilities, to pay the fees and expenses related to the Spin-off and for cash on hand to remain with us for initial working capital purposes.

Off-Balance Sheet Arrangements

In the past, we have utilized operating leases as a financing tool for obtaining the operations of specified hospitals without acquiring, through ownership, the related assets of the hospital and without a significant outlay of cash at the front end of the lease. We utilize the same operating strategies to improve operations at those hospitals held under operating leases as we do at those hospitals that we own. As of March 31, 2016, we operated one hospital under an operating lease that had an immaterial impact on our combined operating results in each of the three months ended March 31, 2016 and 2015.  The term of this hospital operating lease expires in June 2022, not including lease extension options. If we allow this lease to expire, we would no longer generate revenues nor incur expenses from this hospital.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of March 31, 2016, four of our hospitals have noncontrolling physician ownership interests ranging from less than 2% up to 11%. Redeemable noncontrolling interests in equity of combined entities were $8.3 million and $9.0 million as of March 31, 2016 and December 31, 2015, respectively, and non-redeemable noncontrolling interests in equity of combined entities were $11.1 million and $12.8 million as of March 31, 2016 and December 31, 2015, respectively. The amount of net income (loss) attributable to noncontrolling interests was $0.3 million and $(0.4) million for the three months ended March 31, 2016 and 2015, respectively.

As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we are not permitted to introduce physician ownership at any of our wholly-owned hospital facilities or increase the aggregate percentage of physician ownership in any of our existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Reform Legislation.

Reimbursement, Legislative and Regulatory Changes

Ongoing legislative and regulatory efforts could reduce or otherwise adversely affect the reimbursement payments we receive from Medicare and Medicaid. Within the statutory framework of the Medicare and Medicaid programs, including programs currently unaffected by the Reform Legislation, there are substantial areas subject to administrative rulings, interpretations and discretion which may further affect payments made under those programs, and the federal and state governments might, in the future, reduce the funds available under those programs or require more stringent utilization and quality review of hospital facilities. Additionally, there may be a continued rise in managed care programs and additional restructuring of the financing and delivery of healthcare in the United States. These events could cause our future operating results or cash flows to decline. We cannot estimate the impact of Medicare and Medicaid reimbursement changes that have been enacted or are under consideration. We cannot predict whether additional reimbursement reductions will be made or whether any such changes would have a material adverse effect on our business, financial condition, results of operations or cash flows.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed combined financial statements presented herein, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed combined financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below.

Third-Party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates.

Contractual allowances are automatically calculated and recorded through CHS’ internally developed “automated contractual allowance system.” Within the automated system, payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. CHS’ automated contractual allowance system does not maintain the contractual allowance at the patient account level as it estimates an average contractual allowance by payor classification. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at March 31, 2016 from our estimated reimbursement percentage, net income for the three months ended March 31, 2016 would have changed by approximately $13.3 million, and net accounts receivable at March 31, 2016 would have changed by approximately $17.6 million.  Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates unfavorably impacted net operating revenues by $1.8 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively.

Allowance for Doubtful Accounts

Substantially all of our accounts receivable are related to providing healthcare services to patients at our hospitals and affiliated businesses. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and outstanding patient balances for which the primary insurance payor has paid some but not all of the outstanding balance, with the remaining outstanding balance (generally deductibles and co-payments) owed by the patient. For all procedures scheduled in advance, our policy is to verify insurance coverage prior to the date of the procedure. Insurance coverage is not verified in advance of procedures for walk-in and emergency room patients.

We estimate the allowance for doubtful accounts by reserving a percentage of all self-pay receivables without regard to aging category, based on collection history, adjusted for expected recoveries and any anticipated changes in trends. Our ability to estimate the allowance for doubtful accounts is not impacted by not utilizing an aging of our net accounts receivable as we believe that substantially all of the risk exists at the point in time such accounts are identified as self-pay. For all other non-self-pay payor categories, we reserve an estimated amount based on historical collection rates for the uncontractualized portion of all accounts aging over 365 days from the date of discharge. These amounts represent an immaterial percentage of our outstanding accounts receivable. The percentage used to reserve for all self-pay accounts is based on our collection history. We believe that we collect substantially all of our third-party insured receivables, which include receivables from governmental agencies.

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable and are considered in our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at March 31, 2016 from our estimated collection percentage as a result of a change in expected recoveries, net income for the three months ended March 31, 2016 would have changed by approximately $4.7 million, and net accounts receivable at March 31, 2016 would have changed by approximately $6.3 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues less provision for bad debts, as well as by analyzing current period net operating revenues and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions or dispositions.

Our policy is to write off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $427 million and $437 million at March 31, 2016 and December 31, 2015, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written off in evaluating the reasonableness of our allowance for doubtful accounts.

Days revenue outstanding, excluding the impact of receivables for state supplemental programs, was 67 days and 65 days as of March 31, 2016 and December 31, 2015, respectively. Additionally, a portion of the Company’s estimate for the allowance for doubtful accounts includes an adjustment for expected recoveries on self-pay accounts receivable that have aged over 365 days. This estimate of future recoveries represented approximately 5 days as of March 31, 2016.

The information below was derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represented approximately 96% of our total combined net accounts receivable.

Gross accounts receivable (before contractual adjustments and discounts and allowances for doubtful accounts) was $2,288.7 million and $2,227.8 million as of March 31, 2016 and December 31, 2015, respectively.

The approximate percentage of total gross accounts receivable (before contractual adjustments and discounts and allowances for doubtful accounts) summarized by payor source was as follows:

	March 31, 2016	December 31, 2015
Insured receivables	73.2%	72.0%
Self-pay receivables	26.8	28.0
Total	100.0%	100.0%

For the hospital operations segment, the combined total of the allowance for doubtful accounts for self-pay receivables and related allowances for other self-pay discounts and contractual adjustments, as a percentage of gross self-pay receivables, was approximately 85% at both March 31, 2016 and December 31, 2015. If the self-pay receivables that have been written off, but where collections are still being pursued by outside collection agencies, were included in both the gross self-pay receivables and the allowances specified above, the percentage of combined allowances to total self-pay receivables would have been 91% at both March 31, 2016 and December 31, 2015.

Goodwill and Other Intangibles

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of an entity). Management has determined QHC’s hospital operations and hospital management advisory and consulting services operations meet the criteria to be classified as reporting units. Goodwill related to our hospital operations reporting unit was $508.5 million and $508.4 million as of March 31, 2016 and December 31, 2015, respectively. Goodwill related to our hospital management advisory and consulting services reporting unit was $33.3 million at both March 31, 2016 and December 31, 2015.

Goodwill represents the excess of the fair value of the consideration conveyed in an acquisition over the fair value of the net assets acquired. Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the reporting unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. We performed our last annual goodwill evaluation during the fourth quarter of 2015. No impairment was indicated by this evaluation, and based on the excess of fair value over the carrying value, none of our reporting units were at risk of goodwill impairment as of such date. The determination of fair value in step one of our goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, estimates of future revenue and expense growth, expected capital expenditures, income tax rates, and costs of invested capital. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including lower than expected hospital patient volumes or increased operating costs.

Impairment or Disposal of Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying values of certain long-lived assets may be impaired, we project the undiscounted cash flows expected to be generated by these assets. If the projections indicate that the reported amounts are not expected to be recovered, such amounts are reduced to their estimated fair value based on a quoted market price, if available, or an estimate based on valuation techniques available in the circumstances.

Professional and General Liability Claims

As part of the business of owning and operating hospitals, the Company is subject to legal actions alleging liability on its part. CHS provided professional and general liability insurance to QHC prior to the Spin-off and QHC is indemnified against losses under this insurance arrangement. The liability for claims related to QHC was determined based on an actuarial study of QHC’s operations. A corresponding receivable from CHS exists to reflect the indemnification of this liability.

Income Taxes

Income taxes, as presented in our condensed combined financial statements, attribute current and deferred income taxes of CHS to our stand-alone financial statements in a manner that is systematic, rational, and consistent with the asset and liability method prescribed by Accounting Standards Codification (“ASC”) 740. Accordingly, the income tax provision was prepared following the separate return method. The separate return method applies ASC 740 to the stand-alone financial statements of each member of the combined group as if the group member were a separate taxpayer and a stand-alone enterprise. As a result, actual tax transactions included in the consolidated financial statements of CHS may not be included in our separate combined financial statements. Similarly, the tax treatment of certain items reflected in our separate combined financial statements may not be reflected in the consolidated financial statements and tax returns of CHS; therefore, items such as net operating losses, credit carry forwards, and valuation allowances may exist in the stand-alone combined financial statements of QHC and may or may not exist in the consolidated financial statements of CHS.

The breadth of our operations and the complexity of tax regulations require assessments of uncertainties and judgments in estimating the income taxes that we will ultimately pay. The final income taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal and state tax audits in the normal course of business.

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred income taxes during the year. Deferred income taxes result from differences between the financial and tax basis of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred income tax assets when it is more likely than not that a tax benefit will not be realized.

QHC’s combined financial statements reflect amounts due to CHS for income tax related matters, as it is assumed that all such amounts due CHS are deemed unsettled at the end of the financial statement reporting period.

With the exception of our net operating loss carryforwards, we believe that the net deferred tax assets included in our combined balance sheets that were calculated using the separate return method will ultimately be realized. This conclusion is based on our estimate of future taxable income and the expected timing of temporary difference reversals.  As of March 31, 2016,  our federal net operating loss carryforwards totaled approximately $120.1 million and have been recognized appropriately using the separate return method; however, they will not be realizable by us, as they were previously recognized by CHS. In addition, we also had state net operating loss carryforwards totaling approximately $262.1 million as of March 31, 2016, and do not expect to be able to utilize some of these state net operating losses prior to the expiration of the carryforward periods, which range from 2016 to 2035. Accordingly, a valuation allowance of approximately $8.6 million as of March 31, 2016 has been recognized for both of these items.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a “more likely than not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management believes that all of our tax positions are highly certain of being recognized for income tax purposes.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. In August 2015, the FASB issued ASU 2015-14, which defers the effective date until fiscal years beginning after December 15, 2017 with early adoption permitted for annual periods beginning after December 15, 2016. We expect to adopt this ASU on January 1, 2018 and are currently evaluating our plan for adoption and the impact on our revenue recognition policies, procedures and control framework and the resulting impact on our combined financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs related to a recognized debt liability be classified in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with the accounting for debt discounts. The ASU did not change the measurement or recognition guidance for debt issuance costs, only the classification. This ASU is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We adopted this ASU on January 1, 2016; however, we had no debt issuance costs on our condensed combined balance sheets for the dates presented herein. We began recognizing the debt issuance costs associated with our new indebtedness entered into in April 2016 in connection with the Spin-off in accordance with ASU 2015-03.

In November 2015, the FASB issued ASU 2015-17, which amended the balance sheet classification requirements for deferred income taxes to simplify their presentation in the statement of financial position. The ASU requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 31, 2016, with early adoption permitted. We early adopted the provisions of this ASU for the presentation and classification of our deferred tax assets and liabilities as of December 31, 2015. We did not retrospectively apply the provisions of this ASU to prior periods as permitted under the provisions of this ASU.

In January 2016, the FASB issued ASU 2016-01, which amends the measurement, presentation and disclosure requirements for equity investments, other than those accounted for under the equity method or that require consolidation of the investee. The ASU eliminates the classification of equity investments as available-for-sale with any changes in fair value of such investments recognized in other comprehensive income, and requires entities to measure equity investments at fair value, with any changes in fair value recognized in net income. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We expect to adopt this ASU on January 1, 2018, and are currently evaluating the impact that adoption of this ASU will have on our combined financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. The ASU also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We expect to adopt this ASU on January 1, 2019.  Because of the number of leases we utilize to support our operations, the adoption of this ASU is expected to have a significant impact on our combined financial position, results of operations and cash flows.  We are currently evaluating the quantitative and qualitative factors that will impact us as part of the adoption of this ASU, as well as any changes to our leasing strategy because of the changes to the accounting and recognition of leases.

In March 2016, the FASB issued ASU 2016-09, which was issued to simplify the accounting guidance for share-based compensation. This ASU impacts the accounting for income taxes related to share-based payments and the accounting for forfeitures, and additionally addresses the classification of awards as equity or liabilities and the classification of share-based awards activity on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We expect to adopt this ASU on January 1, 2017. We are evaluating the impact that the adoption of this ASU will have on our combined financial position, results of operations and cash flows.

Forward Looking Statements

Some of the matters discussed in this quarterly report on Form 10-Q include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	general economic and business conditions, both nationally and in the regions in which we operate;
•	implementation, effect of and changes to adopted and potential federal and state healthcare reform legislation and other federal, state or local laws or regulations affecting the healthcare industry;
•

the extent to which states support increases, decreases or other changes in Medicaid programs, implement healthcare exchanges or alter the provision of healthcare to state residents through regulation or otherwise;

•	the success and long-term viability of health insurance exchanges, which may be impacted by whether a sufficient number of payors participate;
•	risks associated with our substantial indebtedness, leverage and debt service obligations;
•	demographic changes;
•	changes in, or the failure to comply with, governmental regulations;
•	potential adverse impact of known and unknown government investigations, audits, and federal and state false claims act litigation and other legal proceedings;
•

our ability, where appropriate, to enter into and maintain provider arrangements with payors and the terms of these arrangements, which may be further impacted by the increasing consolidation of health insurers and managed care companies;

•	changes in, or the failure to comply with contract terms with payors and changes in reimbursement rates paid by federal or state healthcare programs or commercial payors;
•	any potential impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets;
•	changes in inpatient or outpatient Medicare and Medicaid payment levels;
•	the effects related to the continued implementation of the sequestration spending reductions and the potential for future deficit reduction legislation;
•

increases in the amount and risk of collectability of patient accounts receivable, including the impact of the implementation of ICD-10 and decreases in collectability which may result from, among other things, self-pay growth in states that have not expanded Medicaid and difficulties in recovering payments for which patients are responsible, including co-pays and deductibles;

•	the efforts of insurers, healthcare providers and others to contain healthcare costs including the trend toward value-based purchasing;
•	our ongoing ability to demonstrate meaningful use of certified electronic health record technology and recognize income for the related Medicare or Medicaid incentive payments;
•

increases in wages as a result of inflation or competition for highly technical positions and rising supply and drug costs due to market pressure from pharmaceutical companies and new product releases;

•	liabilities and other claims asserted against us, including self-insured malpractice claims;
•	competition;
•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers;
•	trends toward treatment of patients in less acute or specialty healthcare settings, including surgery centers or specialty hospitals;
•	changes in medical or other technology;

•	changes in U.S. generally accepted accounting principles;
•	the availability and terms of capital to fund additional acquisitions or replacement facilities or other capital expenditures;
•

our ability to successfully make acquisitions or complete divestitures and the timing thereof, our ability to complete any such acquisitions or divestitures on desired terms or at all, and our ability to realize the intended benefits from any such acquisitions or divestitures;

•	our ability to successfully integrate any acquired hospitals, or to recognize expected synergies from acquisitions;
•	the impact of seasonal severe weather conditions;
•	our ability to obtain adequate levels of general and professional liability insurance;
•	timeliness of reimbursement payments received under government programs;
•	effects related to outbreaks of infectious diseases;
•	the impact of external, criminal cyber-attacks or security breaches;
•	the effects of our spin-off from CHS that was completed on April 29, 2016 on our business, including our ability to achieve the anticipated benefits of the spin-off; and
•	the other risk factors set forth in our other public filings with the Securities and Exchange Commission.

Although we believe that these forward-looking statements are based upon reasonable assumptions, these assumptions are inherently subject to significant regulatory, economic and competitive uncertainties and contingencies, which are difficult or impossible to predict accurately and may be beyond our control. Accordingly, we cannot give any assurance that our expectations will in fact occur and cautions that actual results may differ materially from those in the forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this filing. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the periods covered by this quarterly report on Form 10-Q, we were exposed to interest rate changes in Due to Parent, net, which bore interest based on variable rates.

In connection with the Spin-off, we entered into the Senior Facilities, which are subject to variable interest rates.  See Note 1 to our condensed combined financial statements presented herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a description of our current indebtedness.  We currently do not execute transactions or hold derivative financial instruments for trading purposes and currently do not maintain any derivative financial instruments related to interest rate sensitivity of debt obligations.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, Centers for Medicare and Medicaid Services (“CMS”) and the Department of Justice (“DOJ”) regarding various Medicare and Medicaid issues. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental matters, including the matters described herein, will have a material adverse effect on our combined financial position or liquidity. However, in light of the inherent uncertainties involved in pending legal, regulatory and governmental matters, some of which are beyond our control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. In September 2014, the Criminal Division of the United States DOJ announced that all qui tam cases will be shared with their Division to determine if a parallel criminal investigation should be opened. The Criminal Division has also frequently stated an intention to pursue corporations in criminal prosecutions. From time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by CMS and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

The following legal proceedings are described in detail because, although they may not be required to be disclosed in this Part II, Item 1 under SEC rules, due to the nature of the business of the Company, we believe that the following discussion of these matters may provide useful information to security holders.  This discussion does not include claims and lawsuits covered by medical malpractice, general liability or employment practices insurance and risk retention programs, none of which claims or lawsuits would in any event be required to be disclosed in this Part II, Item 1 under SEC rules. Certain of the matters referenced below are also discussed in our Notes to the Condensed Combined Financial Statements at Part I, Item 1 under Note 9 “Commitments and Contingencies.”

In connection with our Spin-off from CHS, CHS has agreed to indemnify us for certain liabilities relating to outcomes or events occurring prior to the closing of the Spin-off, including (i) certain claims and proceedings known to be outstanding on or prior to the closing date of the Spin-off and (ii) certain claims, proceedings and investigations by governmental authorities or private plaintiffs related to activities occurring at or related to our healthcare facilities prior to the closing date of the Spin-off, but only to the extent, in the case of clause (ii), that such claims are covered by insurance policies maintained by CHS, including professional and general liability and employer practices. In this regard, CHS will continue to be responsible for certain Health Management Associates, Inc. legal matters covered by its contingent value rights agreement that relate to the portion of CHS’ business now held by us. Notwithstanding the foregoing, CHS will not indemnify us in respect of any claims or proceedings arising out of or related to the business operations of QHR at any time or our compliance with the Company’s Corporate Integrity Agreement with the United States Department of Health and Human Services Office of the Inspector General.

Government Investigations

Tooele, Utah – Physician Compensation. On May 5, 2016, our hospital in Tooele, Utah received a Civil Investigative Demand (“CID”) from the Office of the United States Attorney in Salt Lake City, Utah concerning allegations that the hospital and clinic corporation submitted or caused to be submitted false claims to the government for services referred by physicians with whom the hospital and clinic had inappropriate financial relationships which allegedly violated federal law. The CID requests records and documentation concerning physician compensation. We are fully cooperating with this investigation.

Blue Island, Illinois – Patient Status. On October 9, 2015, our hospital in Blue Island, Illinois received a CID from the Office of the United States Attorney in Chicago, Illinois concerning allegations of upcoding observation and other outpatient services and improperly falsifying inpatient admission orders. The CID requests medical records and documentation concerning status change, from observation to inpatient. We are fully cooperating with this investigation.

Commercial Litigation and Other Lawsuits

Quorum Health Resources, LLC v. Hancock Medical Center. Arbitration claim and counterclaim are currently pending for breach of contract and negligence arising out of a Management Services Agreement between QHR and the hospital. Arbitration in this case began on April 11, 2016. We believe this claim is without merit and will vigorously defend the case.

Item 1A. Risk Factors

There have been no material changes with regard to the risk factors previously disclosed in our Information Statement included as an exhibit to Amendment No. 6 to Form 10, which was filed on April 1, 2016 and became effective on April 4, 2016.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The information required by this Item is set forth in the Index to Exhibits that follows the signature page of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUORUM HEALTH CORPORATION (Registrant)

By:	/s/ Thomas D. Miller
Thomas D. Miller
President, Chief Executive Officer
and Director
(principal executive officer)

By:	/s/ Michael J. Culotta
Michael J. Culotta
Executive Vice President and
Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: May 11, 2016

Index to Exhibits

No.	Description

2.1

Separation and Distribution Agreement, dated as of April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

2.2

Tax Matters Agreement, dated as of April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

2.3

Employee Matters Agreement, dated as of April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

2.4

Computer and Data Processing Transition Services Agreement, dated as of April 29, 2016, by and between CHSPSC, LLC and QHCCS, LLC (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

2.5

Receivables Collection Agreement (PASI), dated as of April 29, 2016, by and between Professional Account Services, Inc. and QHCCS, LLC (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

2.6

Billing and Collection Agreement (PPSI), dated as of April 29, 2016, by and between Physician Practice Support, LLC and QHCCS, LLC (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

2.7

Eligibility Screening Services Agreement, dated as of April 29, 2016, by and between Eligibility Screening Services, LLC and QHCCS, LLC (incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

2.8

Employee Service Center/HRIS Transition Services Agreement, dated as of April 29, 2016, by and between CHSPSC, LLC and QHCCS, LLC (incorporated by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

2.9

Shared Services Center Transition Services Agreement, dated as of April 29, 2016, by and between Revenue Cycle Service Center, LLC and QHCCS, LLC (incorporated by reference to Exhibit 2.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

2.10

Supplemental Medicaid Program Services Agreement, dated as of April 29, 2016, by and between CHSPSC, LLC and QHCCS, LLC (incorporated by reference to Exhibit 2.10 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

2.11

Short-Term Transition Services Agreement, dated as of April 29, 2016, by and between CHSPSC, LLC and QHCCS, LLC (incorporated by reference to Exhibit 2.11 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

3.1

Amended and Restated Certificate of Incorporation of Quorum Health Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

3.2	Amended and Restated By-Laws of Quorum Health Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

4.1

Indenture, dated as of April 22, 2016, by and between Quorum Health Corporation and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2016) (File No. 001-37550).

4.2

Supplemental Indenture, dated as of April 29, 2016, by and among Quorum Health Corporation, the guarantors party thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

4.3

Registration Rights Agreement, dated as of April 22, 2016, by and between Quorum Health Corporation and Credit Suisse Securities (USA) LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2016) (File No. 001-37550).

4.4

Registration Rights Agreement Joinder, dated as of April 29, 2016, by and between the guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

4.5	Form of 11.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2016) (File No. 001-37550).

No.	Description

10.1

Credit Agreement, dated as of April 29, 2016, by and among Quorum Health Corporation, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

10.2

ABL Credit Agreement, dated as of April 29, 2016, by and among Quorum Health Corporation, the lenders party thereto and UBS AG, Stamford Branch, as Administrative Agent, Collateral Agent and Swingline Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

10.3†	Quorum Health Corporation 2016 Stock Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

10.4*†	Form of Restricted Stock Award Agreement.

10.5†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2016) (File No. 001-37550).

10.6†

Form of Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2016) (File No. 001-37550).

10.7†

Quorum Health Corporation 2016 Employee Performance Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

10.8†

Quorum Health Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

10.9†

Change in Control Severance Agreement, dated December 31, 2008, by and among Community Health Systems, Inc., CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation) and Thomas D. Miller (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed with the SEC on November 20, 2015) (File No. 001-37550).

10.10†

Change in Control Severance Agreement, dated December 31, 2008, by and among Community Health Systems, Inc., CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation) and Martin D. Smith (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed with the SEC on November 20, 2015) (File No. 001-37550).

10.11†

Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	To be filed by amendment within the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.
†	Indicates a management contract or compensation plan or arrangement.