Form 10-Q/A
period 2016-03-31
Quorum Health Corp
filed 2016-06-09
CIK 1650445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Quorum Health Corporation (“Quorum Health,” “QHC,” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2016 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on May 11, 2016 (the “Original Filing Date”), solely to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Company’s Form 10-Q, formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II – OTHER INFORMATION

Item 6. Exhibits

The information required by this Item is set forth in the Index to Exhibits that follows the signature page of this quarterly report on Form 10-Q.

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

Date: June 8, 2016

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

10.3†	Quorum Health Corporation 2016 Stock Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

10.4†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2016) (File No. 001-37550).

10.5†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2016) (File No. 001-37550).

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed.
**	Previously furnished.
***	Filed herewith in accordance with the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.
†	Indicates a management contract or compensation plan or arrangement.