Form 10-Q
period 2016-06-30
Quorum Health Corp
filed 2016-08-10
CIK 1650445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-37550

QUORUM HEALTH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-4725208
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1573 Mallory Lane Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

615-221-1400

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑

As of August 8, 2016, there were 29,487,497 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

QUORUM HEALTH CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

QUORUM HEALTH CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In Thousands, Except Per Share Amounts and Shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Operating revenues, net of contractual allowances and discounts	$598,163	$608,636	$1,212,647	$1,215,108
Provision for bad debts	68,426	70,284	133,359	129,139
Net operating revenues	529,737	538,352	1,079,288	1,085,969
Operating costs and expenses:
Salaries and benefits	264,886	253,812	521,748	513,878
Supplies	64,136	61,663	127,797	126,215
Other operating expenses	163,185	158,811	327,648	311,051
Depreciation and amortization	31,463	32,141	62,620	63,839
Rent	12,545	12,065	25,094	24,502
Electronic health records incentives earned	(4,247)	(7,624)	(8,455)	(15,331)
Legal and settlement costs	5,447	—	5,688	—
Impairment of long-lived assets and goodwill	250,400	—	250,400	—
Transaction costs related to the spin-off	1,177	—	4,912	—
Total operating costs and expenses	788,992	510,868	1,317,452	1,024,154
Income (loss) from operations	(259,255)	27,484	(238,164)	61,815
Interest expense, net	29,276	23,828	56,728	49,630
Income (loss) before income taxes	(288,531)	3,656	(294,892)	12,185
Provision for (benefit from) income taxes	(44,565)	1,451	(46,239)	4,156
Net income (loss)	(243,966)	2,205	(248,653)	8,029
Less: Net income attributable to noncontrolling interests	1,095	775	1,410	400
Net income (loss) attributable to Quorum Health Corporation	$(245,061)	$1,430	$(250,063)	$7,629

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(8.63)	$0.05	$(8.80)	$0.27
Weighted-average common shares outstanding:
Basic and diluted	28,412,720	28,412,054	28,412,389	28,412,054

See accompanying notes

QUORUM HEALTH CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss)	$(243,966)	$2,205	$(248,653)	$8,029
Amortization and recognition of unrecognized pension cost components, net of income taxes	(3,810)	-	(3,810)	-
Comprehensive income (loss)	(247,776)	2,205	(252,463)	8,029
Less: Comprehensive income attributable to noncontrolling interests	1,095	775	1,410	400
Comprehensive income (loss) attributable to Quorum Health Corporation	$(248,871)	$1,430	$(253,873)	$7,629

See accompanying notes

QUORUM HEALTH CORPORATION

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Par Value per Share and Shares)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$55,145	$1,106
Patient accounts receivable, net of allowance for doubtful accounts of $337,253 and $346,507 at June 30, 2016 and December 31, 2015, respectively	394,120	390,890
Inventories	57,059	60,542
Prepaid expenses	23,306	16,030
Due from third-party payors	116,765	110,806
Current assets of hospitals held for sale	7,918	—
Other current assets	49,506	59,011
Total current assets	703,819	638,385
Property and equipment, at cost	1,549,751	1,603,653
Less: Accumulated depreciation and amortization	(732,719)	(723,404)
Total property and equipment, net	817,032	880,249
Goodwill	336,790	541,704
Intangible assets, net	109,444	129,250
Long-term assets of hospitals held for sale	21,225	—
Other long-term assets	114,049	105,268
Total assets	$2,102,359	$2,294,856
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$16,271	$7,915
Accounts payable	148,627	138,483
Accrued liabilities:
Accrued salaries and benefits	105,737	82,620
Accrued interest	19,283	—
Due to third-party payors	41,214	30,103
Current liabilities of hospitals held for sale	2,256	—
Other current liabilities	48,129	45,255
Total current liabilities	381,517	304,376
Long-term debt	1,236,659	15,500
Due to Parent, net	—	1,800,908
Deferred income tax liabilities, net	55,297	41,030
Other long-term liabilities	126,875	108,141
Total liabilities	1,800,348	2,269,955
Redeemable noncontrolling interests	8,360	8,958
Equity:
Quorum Health Corporation stockholders' equity:
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, none issued at June 30, 2016	—	—
Common stock, $0.0001 par value per share, 300,000,000 shares authorized, 29,489,247 shares issued and outstanding at June 30, 2016	3	—
Additional paid-in capital	520,336	—
Accumulated other comprehensive loss	(3,810)	—
Accumulated deficit	(234,951)	—
Total Quorum Health Corporation stockholders' equity	281,578	—
Parent's equity	—	3,184
Nonredeemable noncontrolling interests	12,073	12,759
Total equity	293,651	15,943
Total liabilities and equity	$2,102,359	$2,294,856

See accompanying notes

QUORUM HEALTH CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF EQUITY

(Unaudited)

(In Thousands, Except Shares)

		Quorum Health Corporation Stockholders' Equity
					Accumulated
	Redeemable			Additional	Other			Nonredeemable
	Noncontrolling	Common Stock		Paid-in	Comprehensive	Accumulated	Parent's	Noncontrolling	Total
	Interests	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity

Balance at December 31, 2015	$8,958	—	$-	$-	$-	$-	$3,184	$12,759	$15,943
Comprehensive income (loss)	(296)	—	—	—	(3,810)	(234,951)	(15,112)	1,706	(252,167)
Transfers to Parent (prior to spin-off transaction)	—	—	—	—	—	—	15,112	—	15,112
Changes in equity on spin-off transaction date	—	28,412,054	3	518,518	—	—	(3,137)	—	515,384
Stock-based compensation expense	—	1,078,005	—	1,897	—	—	—	—	1,897
Cancellation of restricted stock awards for payroll tax withholdings on vesting shares	—	(812)	—	(28)	—	—	—	—	(28)
Cash distributions to noncontrolling investors	(255)	—	—	—	—	—	—	(2,392)	(2,392)
Purchases of shares from noncontrolling investors	(31)	—	—	—	—	—	19	—	19
Adjustments to redemption value of redeemable noncontrolling interests investments	117	—	—	(51)	—	—	(66)	—	(117)
Reclassifications of noncontrolling interests investments	(133)	—	—	—	—	—	—	—	-
Balance at June 30, 2016	$8,360	29,489,247	$3	$520,336	$(3,810)	$(234,951)	$-	$12,073	$293,651

See accompanying notes

QUORUM HEALTH CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Cash flows from operating activities:
Net income (loss)	$(243,966)	$2,205	$(248,653)	$8,029
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,463	32,141	62,620	63,839
Non-cash interest expense	729	-	729	-
Benefit from deferred income taxes	(47,451)	-	(47,451)	-
Stock-based compensation expense	1,897	-	1,897	-
Impairment of long-lived assets and goodwill	250,400	-	250,400	-
Non-cash changes in self-insurance reserves	5,418	-	5,418	-
Other non-cash income, net	(33)	(1,137)	(587)	(1,508)
Changes in operating assets and liabilities, net of acquisitions:
Patient accounts receivable, net	4,911	17,642	(7,211)	16,830
Due to and due from third-party payors, net	(4,745)	17,218	5,355	1,748
Inventories, prepaid expenses and other current assets	5,103	4,127	2,277	7,585
Accounts payable and accrued liabilities	33,234	(16,073)	36,074	(73,902)
Long-term assets and liabilities, net	(164)	223	325	75
Net cash provided by operating activities	36,796	56,346	61,193	22,696

Cash flows from investing activities:
Capital expenditures for property and equipment	(20,367)	(10,471)	(33,207)	(20,410)
Capital expenditures for software	(1,278)	(1,664)	(3,804)	(2,661)
Acquisitions, net of cash acquired	-	(2,012)	-	(2,012)
Proceeds from sales of property and equipment	-	2,917	858	3,017
Other investing activities	492	(1,867)	544	(3,292)
Net cash used in investing activities	(21,153)	(13,097)	(35,609)	(25,358)

Cash flows from financing activities:
Borrowings of long-term debt	1,255,500	75	1,255,520	135
Repayments of long-term debt	(3,188)	(340)	(4,277)	(736)
Increase (decrease) in Due to Parent, net	31,669	(42,939)	25,183	9,261
Increase (decrease) in receivables facility, net	-	(2,854)	-	(5,187)
Payments of debt issuance costs	(28,003)	-	(28,003)	-
Cash paid to Parent in spin-off transaction	(1,217,336)	-	(1,217,336)	-
Cancellation of restricted stock awards for payroll tax withholdings on vesting shares	27	-	27	-
Cash distributions to noncontrolling investors	(163)	(1,292)	(2,647)	(1,422)
Purchases of shares from noncontrolling investors	-	(722)	(12)	(722)
Net cash provided by (used in) financing activities	38,506	(48,072)	28,455	1,329

Net change in cash and cash equivalents	54,149	(4,823)	54,039	(1,333)
Cash and cash equivalents at beginning of period	996	6,049	1,106	2,559
Cash and cash equivalents at end of period	$55,145	$1,226	$55,145	$1,226

Supplemental cash flow information:
Interest payments, net	$8,894	$23,828	$36,347	$49,630
Income tax payments, net of refunds (after spin-off transaction)	34	-	34	-

See accompanying notes

NOTE 1 – DESCRIPTION OF THE BUSINESS AND SPIN-OFF TRANSACTION

Description of the Business

The principal business of Quorum Health Corporation (“QHC” or the “Company”) is to provide general hospital healthcare and other outpatient services in its markets across the United States. As of June 30, 2016, the Company owned or leased 38 hospitals with 3,579 licensed beds in 16 states. The Company provides outpatient healthcare services through its hospitals and affiliated facilities, including urgent care centers, diagnostic and imaging centers, physician clinics and surgery centers. The Company’s wholly-owned subsidiary, Quorum Health Resources, LLC (“QHR”), provides management advisory and consulting services to non-affiliated hospitals located throughout the United States.  Over 95% of the Company’s net operating revenues are attributable to its hospital operations business.

Description of the Spin-off Transaction

On April 29, 2016, Community Health Systems, Inc. (“CHS” or “Parent” when referring to the carve-out period prior to April 29, 2016) completed the spin-off of 38 hospitals, including their affiliated facilities, and QHR to form Quorum Health Corporation through the distribution of 100% of the common stock of QHC, issued at a par value of $0.0001 per share, to CHS stockholders of record as of the close of business on April 22, 2016 (the “Record Date”) and cash proceeds to CHS of $1.2 billion (the “Spin-off Transaction”).  Each CHS stockholder received a distribution of one share of QHC common stock for every four shares of CHS common stock held as of the Record Date plus cash in lieu of fractional shares. Quorum Health Corporation began regular-way trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “QHC” on May 2, 2016.

In connection with the Spin-off Transaction, QHC and CHS entered into a Separation and Distribution Agreement, a Tax Matters Agreement and an Employee Matters Agreement on April 29, 2016, which, collectively, governed or continue to govern the allocation of employees, assets and liabilities that were transferred to QHC from CHS, including but not limited to investments, working capital, property and equipment, employee benefits and deferred tax assets and liabilities.  In addition, QHC and CHS entered into various transition services agreements and other ancillary agreements, which govern certain relationships and activities of QHC and CHS for a period of five years following the Spin-off Transaction.  See Note 16 – Related Party Transactions for additional information on the agreements that exist between QHC and CHS after the Spin-off Transaction.

In connection with the Spin-off Transaction, QHC issued $400 million in aggregate principal amount of 11.625% Senior Notes due 2023 (the “Senior Notes”) on April 22, 2016, pursuant to an indenture (the “Indenture”) by and between the Company and Regions Bank, as Trustee.  The Senior Notes were issued at a discount of $6.9 million, or 1.734%.  The gross offering proceeds of the Senior Notes were deposited into a segregated escrow account at the closing of the offering on April 22, 2016.  On April 29, 2016, the Company entered into a credit agreement (the “Senior Credit Facility”) consisting of an $880 million senior secured term loan facility (the “Term Loan Facility”), which was issued at a discount of $17.6 million, or 98% of par value, and a $100 million senior secured revolving credit facility (the “Revolving Credit Facility”).  In addition, the Company entered into a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”) on April 29, 2016.  The net offering proceeds of the Senior Notes were released to QHC from the escrow account on April 29, 2016.  The net offering proceeds of the Senior Notes, together with the net borrowings under the Term Loan Facility, were used to pay $1.2 billion of the cash proceeds to CHS, as mentioned above, and to pay the Company’s fees and expenses related to the Spin-off Transaction.  The cash proceeds paid to CHS were characterized as a one-time, tax-free cash distribution.

In connection with the Spin-off Transaction, CHS contributed $518.5 million of additional paid-in capital to QHC and made a $13.5 million cash contribution, pursuant to the Separation and Distribution Agreement.  This contribution consisted of $20.0 million of cash contributed to fund a portion of QHC’s initial working capital, reduced by $6.5 million for the difference in estimated and actual financing transaction fees related to the Spin-off Transaction.

A summary of the major transactions that occurred on April 29, 2016 to effect the spin-off of QHC as a newly formed, independent company were as follows (dollars in thousands):

					Additional
	Long-Term	Due to	Common Stock		Paid-in	Parent's
	Debt	Parent, Net	Shares	Amount	Capital	Equity

Balance at April 29, 2016 (prior to spin-off transaction)	$24,179	$1,811,034	—	$-	$-	$3,137
Borrowings of long-term debt, net of debt issuance costs and discounts	1,230,819	—	—	—	—	—
Cash proceeds paid to Parent	—	(1,217,336)	—	—	—	—
Transfer of liabilities from Parent	—	(16,596)	—	—	—	—
Net deferred tax liability resulting from spin-off transaction		(61,718)
Non-cash capital contribution from Parent	—	(515,384)	—	—	518,521	(3,137)
Distribution of common stock	—	—	27,719,645	3	(3)	—
Distribution of restricted stock awards	—	—	692,409	—	—	—
Balance at April 29, 2016 (after spin-off transaction)	$1,254,998	$-	28,412,054	$3	$518,518	$-

A summary of the liabilities transferred to QHC from CHS just prior to the consummation of the Spin-off Transaction, previously included in Due to Parent, net, were as follows (in thousands):

April 29,
2016

Accounts payable for capital expenditures	$8,422
Benefit plan liabilities	5,964
Other liabilities	2,210
Total liabilities transferred from Parent	$16,596

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated and combined financial statements and accompanying notes of the Company presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These financial statements should be read in conjunction with the Company’s Registration Statement on Form 10, as amended, initially filed with the Securities and Exchange Commission (“SEC”) on September 4, 2015 and declared effective on April 4, 2016 (the “Form 10”), which includes combined financial statements and accompanying notes as of December 31, 2015 and 2014 and for each of the three years ended December 31, 2015, 2014 and 2013.  In the opinion of the Company’s management, the condensed consolidated and combined financial information presented herein includes all adjustments necessary to present fairly the results of operations, financial position and cash flows of the Company for the interim periods presented.  Results of operations for interim periods should not be considered indicative of the results of operations expected for the full year. Certain information and disclosures have been condensed or omitted as presented herein and as permitted by the rules and regulations of the SEC for interim period presentation. The Company’s management believes the financial statements and disclosures presented herein are adequate in order to make the information not misleading.

Prior to its separation from CHS on April 29, 2016, QHC did not operate as a separate company and stand-alone financial statements were not historically prepared; however, QHC was comprised of certain stand-alone legal entities for which discrete financial information was available under CHS’ ownership. The accompanying consolidated and combined financial statements include amounts and disclosures for QHC that have been derived from the consolidated financial statements and accounting records of CHS for the periods prior to the Spin-off Transaction in combination with the amounts and disclosures related to the stand-alone financial statements and accounting records of QHC after the Spin-off Transaction.  The accompanying consolidated and combined financial statements may not necessarily be indicative of the results of operations, financial position and cash flows of QHC in the future or those that would have occurred had the Company operated on a stand-alone basis during the entirety of the periods presented herein.  See Note 16 – Related Party Transactions for additional information on the carve-out of financial information from CHS.

Principles of Consolidation and Combination

The consolidated and combined financial statements include the accounts of the Company and its subsidiaries in which it holds either a direct or indirect ownership of a majority voting interest. These investments in less-than-wholly-owned consolidated subsidiaries of QHC are presented separately in the equity component of the consolidated and combined balance sheets to distinguish between the interests of QHC and the interests of the noncontrolling investors. Revenues and expenses from these subsidiaries are included in the respective individual line items of the Company’s consolidated and combined statements of income, and net income is presented both in total and separately to show the amounts attributable to the Company and the amounts attributable to the  interests of the noncontrolling investors.  Noncontrolling interests that are redeemable, or may become redeemable at a fixed or determinable price at the option of the holder or upon the occurrence of an event outside of the control of the Company, are presented in mezzanine equity on the consolidated and combined balance sheets.

 All significant intercompany transactions and accounts of the Company are eliminated in consolidation.  Additionally, all significant transactions with CHS that occurred prior to the Spin-off Transaction have been included in the consolidated and combined balance sheets within Due to Parent, net. This liability to CHS was settled in the Spin-off Transaction.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation as follows:

The Company reclassified third-party final cost report settlement receivables and state supplemental payment program receivables to amounts due from and due to third-party payors on its consolidated and combined balance sheets. Third-party final cost report settlement receivables were previously classified as other current assets, and the cost report settlement liabilities were previously classified as other current liabilities. Accounts receivable from state supplemental payment programs were previously classified as patient accounts receivable, and the amounts owed related to these programs was classified as other current liabilities. The Company believes the current presentation helps distinguish between amounts due related to a specific patient service and amounts due from or owed by the Company related to state supplemental payment programs.

The Company reclassified intangible assets to present them separately on its consolidated and combined balance sheets for all periods presented. Previously, these amounts were classified as a component of other long-term assets. The Company believes that this presentation helps distinguish the portion of other long-term assets which are intangible assets.

The Company reclassified equity in earnings of unconsolidated subsidiaries to other operating expenses in the consolidated and combined statements of income. Previously, these amounts were classified as non-operating income. These amounts are immaterial to the Company. This change in classification has no effect on the Company’s results of operations or cash flows included in previously issued consolidated and combined financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions.

Revenues and Accounts Receivable

Revenue Recognition

The Company recognizes revenues from patient services at its hospitals and affiliated facilities in the period services are performed and reports these revenues at their net realizable amount expected to be collected from patients and third-party payors. The amounts that the Company collects for patient services are generally less than established billing rates, or standard billing charges, due to contractual agreements with third-party payors, governmental programs that require reduced billing rates, discounts offered as incentives for payment, and a portion related to bad debts.  The Company recognizes revenues related to its QHR business when management advisory and consulting services are provided and reports these revenues at their net realizable amount expected to be collected from the non-affiliated hospital clients.

A summary of the components of operating revenues before the provision for bad debts follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Operating revenues	$3,042,786	$2,923,172	$6,123,439	$5,771,609
Less: Contractual allowances	(2,335,554)	(2,224,369)	(4,696,589)	(4,383,729)
Less: Discounts	(109,069)	(90,167)	(214,203)	(172,772)
Total operating revenues, net of contractual allowances and discounts	$598,163	$608,636	$1,212,647	$1,215,108

Payor Sources

The primary sources of payment for patient healthcare services are third-party payors, including federal and state agencies administering the Medicare and Medicaid programs, other governmental agencies, managed care health plans, commercial insurance companies, workers’ compensation carriers and employers.  Self-pay revenues are the portion of patient service revenues derived from patients that do not have health insurance coverage and the patient responsibility portion of services that is not covered by health insurance plans.  Non-patient revenues include revenues from QHR’s hospital management advisory and consulting services business, rental income and hospital cafeteria sales.

A summary of operating revenues by payor source follows (dollars in thousands):

	Three Months Ended June 30,
	2016		2015
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$167,549	28.0%	$156,649	25.7%
Medicaid	113,283	18.9%	103,972	17.1%
Managed care and commercial	230,595	38.6%	259,984	42.7%
Self-pay	59,171	9.9%	57,181	9.4%
Non-patient	27,565	4.6%	30,850	5.1%
Total operating revenues, net of contractual allowances and discounts	$598,163	100.0%	$608,636	100.0%

	Six Months Ended June 30,
	2016		2015
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$343,083	28.3%	$331,373	27.3%
Medicaid	216,351	17.8%	208,306	17.1%
Managed care and commercial	474,879	39.2%	495,752	40.8%
Self-pay	123,925	10.2%	120,095	9.9%
Non-patient	54,409	4.5%	59,582	4.9%
Total operating revenues, net of contractual allowances and discounts	$1,212,647	100.0%	$1,215,108	100.0%

As of June 30, 2016, the Company began classifying its revenues related to Medicare Managed Care Advantage Plans as Medicare revenues.  As a result, the Company retroactively reclassified these amounts from managed care and commercial revenues to Medicare revenues for all periods presented in the tables above.  The revenues from Medicare Managed Care Advantage Plans that were reclassified were $43.4 million and $35.5 million for the three months ended June 30, 2016 and 2015, respectively, and $85.1 million and $72.1 million for the six months ended June 30, 2016 and 2015, respectively.

Contractual Allowances and Discounts

The net realizable amount of patient service revenues due from third-party payors is subject to complexities and interpretations of payor-specific contractual agreements and governmental regulations that are frequently changing.  The Medicare and Medicaid programs, which represent a large portion of the Company’s operating revenues, are highly complex programs to administer and subject to interpretation of federal and state-specific reimbursement rates, new legislation and final cost report settlements.  Contractual allowances, or differences in standard billing rates and the payments derived from contractual terms with governmental and non-governmental third–party payors, are recorded based on management’s best estimates in the period in which services are performed and a payment methodology is established with the patient.  Recorded estimates for past contractual allowances are subject to change, in large part, due to ongoing contract negotiations and regulation changes, which is typical in the healthcare industry.  Revisions to estimates are recorded in the periods in which they become known and may be subject to further revisions.  Self-pay and other payor discounts are incentives offered to uninsured or underinsured payors to reduce their costs of healthcare services with the purpose of maximizing the Company’s collection efforts.

Third-Party Program Reimbursements

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans are estimated and recorded in the period the related services are performed and are adjusted in future periods, as needed, until the final cost report settlements are determined. These previous program reimbursements and final cost report settlements are included in due from and due to third-party payors in the consolidated and combined balance sheets.  Previously, these amounts were a component of other current assets and other current liabilities in the consolidated and combined balance sheets. Contractual adjustments related to previous program reimbursements and final cost report settlements unfavorably impacted revenues by $2.5 million and $11.2 million during the three months ended June 30, 2016 and 2015, respectively, and $4.4 million and $11.7 million during the six months ended June 30, 2016 and 2015, respectively.  Contractual adjustments in the three and six months ended June 30, 2015 periods include the unfavorable impact of an $11.1 million Illinois cost report settlement which was recorded in 2014 and reversed in the second quarter of 2015 due to contract negotiations that were finalized in that quarter.

Currently, several states utilize supplemental payment programs, including disproportionate share programs, for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from Centers for Medicare and Medicaid Services (“CMS”) and funded with a combination of federal and state resources, including, in certain instances, taxes, fees or other program costs (collectively, “provider taxes”) levied on the providers. Similar programs are also currently being considered by other states. These amounts are included in due from and due to third-party payors in the consolidated and combined balance sheets, respectively.  Previously, amounts due from third parties related to these programs were included in patient accounts receivable, and the provider taxes owed were included in other current liabilities in the consolidated and combined balance sheets.  See the Reclassifications accounting policy above for additional information on reclassification adjustments made by the Company as of June 30, 2016.

The following table summarizes the components of amounts due from and due to third-party payors, as presented in the consolidated and combined balance sheets (in thousands):

	June 30,	December 31,
	2016	2015

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$29,438	$33,732
State supplemental payment programs	87,327	77,074
Total amounts due from third-party payors	$116,765	$110,806

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$31,961	$21,015
State supplemental payment programs	9,253	9,088
Total amounts due to third party payors	$41,214	$30,103

After a state supplemental payment program is approved and fully authorized by the appropriate state legislative or governmental agency, the Company recognizes revenue and related expenses based on the terms of the program in the period in which amounts are estimable and revenue collection is reasonably assured.  The revenues earned by the Company under these programs are included in net operating revenues and the expenses associated with these programs are included in other operating expenses in the consolidated and combined statements of income.

The table below summarizes the impact on income (loss) from operations related to state supplemental payment programs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

State supplemental payment programs:
Revenues	$55,105	$49,838	$107,320	$105,217
Expenses	18,604	19,324	38,030	38,493
Total operating income from state supplemental payment programs	$36,501	$30,514	$69,290	$66,724

Charity Care

In the ordinary course of business, the Company provides services to patients who are financially unable to pay for hospital care. The related charges for those patients who are financially unable to pay and that otherwise do not qualify for reimbursement from a governmental program are classified as charity care. The Company determines amounts that qualify for charity care primarily based on the patient’s household income relative to the poverty level guidelines established by the federal government. The Company’s policy is to not pursue collections for such amounts; therefore, the related charges are recorded in operating revenues at the standard billing rates and fully offset in contractual allowances.  The gross amounts of charity care revenues were $7.0 million and

$6.3 million for the three months ended June 30, 2016 and 2015, respectively, and $14.8 million and $13.3 million for the six months ended June 30, 2016 and 2015, respectively.

The estimated cost of providing charity care services is determined using a ratio of cost to gross charges and applying this ratio to the gross charges associated with providing care to charity patients for the period.  The Company recorded charity care costs of $1.2 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively, and $2.4 million and $2.3 million for the six months ended June 30, 2016 and 2015, respectively.  To the extent the Company receives reimbursement through any of the various governmental assistance programs in which it participates to subsidize its care of indigent patients, the Company does not include these patients’ charges in its cost of care provided under its charity care program.

Accounts Receivable and Allowance for Doubtful Accounts

Substantially all of the Company’s receivables are related to providing healthcare services to patients at its hospitals and affiliated businesses.  As of June 30, 2016, the Company retroactively reclassified receivables related to state supplemental payment programs from patient accounts receivable to due from and due to third-party payors in the consolidated and combined balance sheet.  The net amounts reclassified were $78.1 million and $68.0 million as of June 30, 2016 and December 31, 2015, respectively. See the Reclassifications accounting policy above for additional information on reclassification adjustments made by the Company as of June 30, 2016.

A summary of the components of accounts receivable before contractual allowances, discounts and allowance for doubtful accounts follows (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total

Third-parties	$1,831,940	74.5%	$1,688,138	72.6%
Self-pay	626,662	25.5%	638,694	27.4%
Total accounts receivable, gross	$2,458,602	100.0%	$2,326,832	100.0%

Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future.  The Company estimates the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and any anticipated changes in trends. The Company’s ability to estimate the allowance for doubtful accounts is not significantly impacted by the aging of accounts receivable, as management believes that substantially all of the risk exists at the point in time such accounts are identified as self-pay. The percentage used to reserve for self-pay accounts receivable is based on the Company’s collection history. For insured receivables, which are the non-self-pay receivables, the Company estimates the allowance for doubtful accounts based on historical collection rates for the uncontractualized portion of all accounts aging over 365 days from the date of patient discharge.  In general, allowances for insured receivables are an immaterial percentage of the Company’s total accounts receivable. The Company collects substantially all of its third-party insured receivables, which include receivables from governmental agencies.

A summary of the changes in the allowance for doubtful accounts follows (in thousands):

Six Months Ended
June 30, 2016

Balance at beginning of period	$346,507
Provision for bad debts	133,359
Amounts written off, net of recoveries	(142,613)
Balance at end of period	$337,253

Collections are impacted by the economic ability of patients to pay and the effectiveness of CHS’ collection efforts, including their current policies on collections, and the ability of the Company to further attempt collection efforts. Billings and collections are outsourced to CHS under the transition service agreements that were put in place with the Spin-off Transaciton.  See Note 16 – Related Party Transactions for additional information on these agreements.  Significant changes in payor mix, centralized business office operations, economic conditions or trends in federal and state governmental healthcare coverage, among others, could affect the Company’s estimates of accounts receivable collectability. The Company also continually reviews its overall allowance adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues after the provision for bad debts, as well as by analyzing current period net operating revenues and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables, and the impact of recent acquisitions and dispositions.

Concentration of Credit Risk

The Company grants unsecured credit to its patients, most of which reside in the service area of the Company’s hospitals and affiliated facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s markets and non-governmental third-party payors, Medicare represents the only significant concentration of credit risk from payors. Accounts receivable, net of contractual allowances, from Medicare were $75.4 million and $67.7 million, or 10.3% and 9.2% of total consolidated and combined patient accounts receivable, net, as of June 30, 2016 and December 31, 2015, respectively.

The Company’s revenues are particularly sensitive to regulatory and economic changes in certain states where the Company generates significant revenues. Accordingly, any changes in the current demographic, economic, competitive or regulatory conditions in certain states in which our revenues are significant could have an adverse effect on the Company’s results of operations, financial condition or cash flows. Changes to the Medicaid and other government-managed payor programs, including reductions in reimbursement rates or delays in reimbursement payments under state supplemental or other programs, in these states could also have a similar adverse effect.

A summary of the states in which the Company generates more than 5% of total net patient revenues before the provision for bad debts, as determined based on the six months ended June 30, 2016 and 2015, follows (dollars in thousands):

		Six Months Ended June 30,
	Number of	2016		2015
	Hospitals	$ Amount	% of Total	$ Amount	% of Total

Illinois	9	$399,049	34.5%	$405,390	35.1%
Oregon	1	104,810	9.0%	92,962	8.0%
Georgia	4	107,469	9.3%	113,055	9.8%
California	2	101,562	8.8%	104,397	9.0%
Kentucky	3	59,375	5.1%	63,406	5.5%

Other Operating Expenses

A summary of the major components of other operating expenses follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Purchased services	$62,477	$59,041	$124,218	$116,406
Taxes and insurance	34,261	31,534	69,567	59,339
Medical specialist fees	25,182	20,579	49,532	40,267
Repairs and maintenance	10,730	11,562	21,966	23,296
Utilities	7,001	7,038	14,156	14,367
Management fees from Parent	2,966	9,048	11,792	17,964
Other miscellaneous operating expenses	20,568	20,009	36,417	39,412
Total other operating expenses	$163,185	$158,811	$327,648	$311,051

The Company began recording costs associated with the transition services agreements and other ancillary agreements with CHS following the Spin-off Transaction in accordance with the terms of these agreements.  These costs, which primarily include the costs of providing information technology, patient billing and collections and payroll services, are included in purchased services in the table above.  Prior to the Spin-off Transaction, CHS allocated costs for these services to QHC, which were also included in purchased services during the carve-out period.

Prior to the Spin-off Transaction, QHC recorded a monthly corporate management fee from CHS that represented a portion of CHS’ corporate office costs and was included in other operating expenses prior to the Spin-off Transaction.  The costs for corporate office functions are primarily included in salaries and benefits expenses following the Spin-off Transaction.  See Note 16 – Related Party Transactions for additional information on the allocated costs from CHS.

General and Administrative Costs

Substantially all of the Company’s operating costs and expenses are “cost of revenues” items.  Operating expenses that could be classified as general and administrative by the Company are costs related to corporate office functions, including, but not limited to tax, treasury, audit, risk management, legal, investor relations and human resources. These costs are primarily salaries and benefits expenses associated with corporate office functions.   General and administrative costs of the Company were $11.7 million and $11.1 million during the three months ended June 30, 2016 and 2015, respectively, and $23.7 million and $22.1 million during the six months ended June 30, 2016 and 2015, respectively.  Prior to the Spin-off Transaction, the majority of these costs were allocations from CHS.  See Note 16 – Related Party Transactions for additional information on the allocated costs from CHS.

Electronic Health Records Incentives Earned

Pursuant to the Health Information Technology for Economic and Clinical Health Act (“HITECH”), the Company is eligible to receive incentive payments under the Medicare and Medicaid programs for its eligible hospitals and physician clinics that demonstrate meaningful use of certified Electronic Health Records (“EHR”) technology.  Each of the Company’s eligible hospitals and physician clinics have completed the initial adoption phase of EHR implementation and are currently in the process of implementing the remaining two phases.  EHR incentive payments are subject to audit and potential recoupment if it is determined that the applicable meaningful use standards were not met and are also subject to retrospective adjustment because the cost report data upon which the incentive payments are based are further subject to audit.

The Company utilizes a gain contingency model to recognize EHR incentive payments.  When the recognition criteria have been fully met, the Company recognizes the income from EHR incentives payments as a part of other operating costs and expenses in the consolidated and combined statements of income. Medicaid EHR incentive payments are calculated based on prior period Medicare cost report information available at the time when eligible hospitals demonstrate meaningful use of certified EHR technology. Medicare EHR incentive payments are calculated when eligible hospitals demonstrate meaningful use of certified EHR technology and the information for the applicable full Medicare cost report year to determine the final incentive payment is available.  In some instances, the Company may receive estimated Medicare EHR incentive payments prior to when the Medicare cost report information used to determine the final incentive payment is available. In these instances, recognition of the income from EHR incentive payments is deferred until all recognition criteria are met.  The Company recognizes receivables for EHR incentive payments that have been earned, but are uncollected at period end, as other current assets in the consolidated and combined balance sheets.  The receivables are adjusted for any known audit or retrospective adjustments related to prior periods.   Deferred revenue from EHR incentive payments is recorded in other current liabilities in the consolidated and combined balance sheets.

The Company incurs both capital expenditures and operating expenses in connection with the implementation of EHR technology initiatives. The amount and timing of these expenditures does not directly correlate with the timing of the Company’s receipt or recognition of EHR incentive payments as earned.  As the Company completes its full implementation of certified EHR technology in accordance with all three phases of the program, its EHR incentive payments will decline and ultimately end.

A summary of activity related to EHR incentives follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Electronic health records incentives receivable at beginning of period	$5,885	$6,822	$11,227	$12,204
Electronic health records incentives earned	608	1,236	4,816	4,775
Cash incentive payments received	(5,124)	(1,396)	(12,749)	(8,220)
Adjustments to receivable based on final cost report settlement or audit	604	(814)	(1,321)	(2,911)
Electronic health records incentives receivable at end of period	$1,973	$5,848	$1,973	$5,848

Deferred revenue related to electronic health records incentives at beginning of period	$(4,693)	$(10,183)	$-	$(14,351)
Cash received and deferred during period	-	-	(4,693)	-
Recognition of deferred incentives as earned	3,639	6,388	3,639	10,556
Deferred revenue related to electronic health records incentives at end of period	$(1,054)	$(3,795)	$(1,054)	$(3,795)

Total electronic health records incentives earned during period	$4,247	$7,624	$8,455	$15,331
Total cash incentive payments received during period	5,124	1,396	17,442	8,220

Legal and Settlement Costs

Legal and settlement costs in the consolidated and combined statements of income primarily includes legal costs and related settlements, if any, related to regulatory claims, government investigations into reimbursement payments and claims associated with QHR’s hospital management contracts.

Transaction Costs Related to the Spin-off

Transaction costs related to the spin-off consists of QHC’s portion of the costs to effect the Spin-off Transaction and the costs associated with forming a new company. These costs include audit, management advisory and consulting costs, investment advisory costs, legal expenses and other miscellaneous costs.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent the Company believes that recovery is not likely, a valuation allowance is established. To the extent the Company establishes a valuation allowance or increases this allowance, the related expense is included in the provision for income taxes in the consolidated and combined statements of income. The Company classifies interest and penalties, if any, related to its tax positions as a component of income tax expense.  See Note 10 – Income Taxes for information on the use of the separate return method of accounting for income taxes that was used by the Company during the carve-out period and the impact of the consummation of the Spin-off Transaction on income taxes.

Comprehensive Income (Loss)

Comprehensive income (loss) is net income (loss) plus the change in equity of a Company during the period from transactions and other events or circumstances from non-owner sources.  The Company’s only source of other comprehensive income consists of pension costs related to an acquired defined benefit pension plan at one of its hospitals and a supplemental employee retirement plan.

Cash and Cash Equivalents

Cash includes cash on hand and cash with banks.  Cash equivalents are short-term, highly liquid investments with a maturity of three months or less from the date acquired and are subject to an insignificant risk of change in value.

Inventories

Inventories, primarily consisting of medical supplies and drugs, are stated at the lower of cost or market on a first-in, first-out basis.

Other Current Assets

Other current assets consists of the current portion of the receivables from CHS related to professional and general liability and workers’ compensation insurance reserves that were indemnified by CHS in connection with the Spin-off Transaction, non-patient accounts receivable primarily related to QHR, receivables related to electronic health records incentives and other miscellaneous current assets.

Property and Equipment

Purchases of property and equipment are recorded at cost. Property and equipment acquired in a business combination are recorded at estimated fair value.  Routine maintenance and repairs are expensed as incurred.  Expenditures that increase capacities or extend useful lives are capitalized.  The Company capitalizes interest related to financing of major capital additions with the respective asset.  Depreciation is recognized using the straight-line method over the estimated useful life of an asset. The Company depreciates land improvements over 3 to 20 years, buildings and improvements over 5 to 40 years, and equipment and fixtures over 3 to 18 years.  The Company also leases certain facilities and equipment under capital lease obligations. These assets are amortized on a straight-line basis over the lesser of the lease term or the remaining useful life of the asset.

Goodwill

The Company’s hospital operations and QHR’s hospital management advisory and consulting services operations meet the criteria to be classified as reporting units for goodwill.  Goodwill was initially determined for QHC’s hospital operations reporting unit based on a relative fair value approach as of September 30, 2013 (CHS’ goodwill impairment testing date). Additional goodwill was allocated on a similar basis for four hospitals acquired by CHS in 2014 and included in the group of hospitals spun-off to QHC.  For the QHR reporting unit, goodwill was allocated based on the amount recorded by CHS at the time of its acquisition in 2007. All subsequent goodwill generated from hospital, physician practice or other ancillary business acquisitions was recorded at fair value at the time of acquisition.

Goodwill arising from business combinations is not amortized. Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. See Note 5 – Goodwill and Intangible Assets, which includes a discussion of the impairment charges recorded in the consolidated and combined statements of income for the three and six months ended June 30, 2016.  The Company performs its annual testing of impairment for goodwill in the fourth quarter of each year.  The fair value of the related reporting units is estimated using both a discounted cash flow model as well as a multiple model based on earnings before interest, taxes, depreciation and amortization. The cash flow forecasts are adjusted by an appropriate discount rate based on the Company’s best estimate of a market participant’s weighted-average cost of capital. Both models are based on the Company’s best estimate of future revenues and operating costs and are reconciled to the Company’s consolidated market capitalization, with consideration of the amount a potential acquirer would be required to pay, in the form of a control premium, in order to gain sufficient ownership to set policies, direct operations and control management decisions of the Company.

Intangible Assets

The Company’s intangible assets primarily consists of purchase and development costs of software for internal use and contract-based intangible assets, including physician guarantee contracts, medical licenses, hospital management contracts, non-compete agreements and certificates of need. There are no expected residual values related to the Company’s intangible assets.  Capitalized software costs are generally amortized over three years, except for software costs for significant system conversions, which are amortized over 8 to 10 years.  Capitalized software costs that are in the development stage are not amortized until the related projects are complete.  Assets established for physician guarantee contracts, hospital management contracts, non-compete agreements and certificates of need are amortized over the life of the individual contracts.  Tradenames and medical licenses are not amortized.

Impairment of Long-Lived Assets

Whenever an event occurs or changes in circumstances indicate that the carrying values of certain long-lived assets may be impaired, the Company projects the undiscounted cash flows expected to be generated by these assets. If the projections indicate that the carrying values are not expected to be recovered, such amounts are reduced to their estimated fair value based on a quoted market price, if available, or an estimated value based on valuation techniques available in the circumstances.  See Note 3 – Hospitals Held for Sale and Impairment of Long-Lived Assets related to impairment charges recorded in the consolidated and combined statements of income for the three and six months ended June 30, 2016.

Other Long-Term Assets

Other long-term assets consists of the long-term portion of the receivables from CHS related to professional and general liability and workers’ compensation insurance reserves that were indemnified by CHS in connection with the Spin-off Transaction, deposits, investments in unconsolidated subsidiaries and other miscellaneous long-term assets.

Other Current Liabilities

Other current liabilities consists of the current portion of professional and general and workers’ compensation insurance reserves, including the portion indemnified by CHS in connection with the Spin-off Transaction, property tax accruals, legal accruals, deferred revenue related to electronic health records incentives, physician guarantees and other miscellaneous current liabilities.

Insurance Reserves

As part of the business of owning and operating hospitals, the Company is subject to legal actions alleging liability on its part. To mitigate a portion of this risk, the Company maintains insurance exceeding a self-insured retention level for these types of claims. The Company’s self-insurance reserves reflect the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations as of period end. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. The Company’s insurance expense includes the actuarially determined estimate of losses for the current year, including claims incurred but not reported, the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections, the insurance premiums for losses in excess of the Company’s self-insured retention levels, the administrative costs of the insurance programs, and interest expense related to the discounted portion of the liability.  The Company’s reserves for professional liability claims are based upon semi-annual actuarial calculations, taking into consideration historical claims data, demographic considerations, severity factors and other actuarial assumptions, which are discounted to present value. The reserves for self-insured claims have been discounted based on the Company’s risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

See Note 17 – Commitments and Contingencies for information related to the portion of the Company’s insurance reserves for professional and general liability and workers’ compensation liability that are indemnified by CHS and the related accounting treatment and presentation in the consolidated and combined financial statements.

Self-Insured Medical Benefits

The Company is self-insured for substantially all of the medical benefits of its employees.  The Company maintains a liability for its current estimate of incurred but not reported employee health claims based upon an annual actuarial calculation.  The undiscounted reserve for self-insured employee health benefits was $12.4 million as of June 30, 2016 and is included in employee compensation liabilities in the consolidated and combined balance sheets.  Expense each period is based on the actual claims received during the period plus any adjustment to the liability.

Prior to the Spin-off Transaction, QHC was allocated employee health expense, as part of the monthly corporate overhead charges from CHS, which was determined based on claims made by QHC employees during the period plus an estimate for the change in liability related to QHC employee health claims incurred but not reported.  The liability was included in Due to Parent, net, in the consolidated and combined balance sheets as the related employee health insurance policy was owned by CHS.  Employee health expense is included in salaries and benefits expenses in the consolidated and combined statements of income for all periods. See Note 16 – Related Party Transactions for additional information on all corporate overhead costs from CHS prior to the Spin-off Transaction.

Debt Issuance Costs and Discounts

The Company adopted Accounting Standards Update 2015-03 on January 1, 2016 which requires the presentation of debt issuance costs as a reduction of the debt liability on the balance sheet, consistent with the accounting for debt discounts.  Amortization of debt issuance costs and debt discounts are each recorded as non-cash interest expense over the life of the respective debt instrument.

Due to Parent, Net

Prior to the Spin-off Transaction, Due to Parent, net, in the consolidated and combined balance sheets represented the Company’s liability to CHS for the accumulation of (1) CHS’ historical investment in QHC, (2) liabilities established related to the cost allocations from CHS to QHC, (3) interest charged by CHS on the monthly outstanding Due to Parent, net balance, (4) the net effect of transactions between CHS and QHC, and (5) the net effect of cash transfers from QHC to CHS under CHS’ centralized cash management program. In connection with the Spin-off Transaction, certain liabilities were transferred through Due to Parent, net to the Company, pursuant to the Separation and Distribution Agreement, and the remaining balance was settled in the form of a non-cash capital contribution to the Company.  See Note 1 – Description of the Business and Spin-off Transaction and Note 16 – Related Party Transactions for additional information on the Spin-off Transaction and related party transactions with CHS.

Assets and Liabilities of Hospitals Held for Sale

The Company reports assets that meet the criteria for classification as held for sale separately from other assets on the consolidated and combined balance sheets.  Generally, assets that meet the criteria include those in which the carrying amount will be settled principally through a sale transaction rather than through continuing use.  The asset must be available for immediate sale in its present condition, subject to usual or customary terms, and the sale must be probable to occur in the next 12 months.  Similarly, the liabilities of a disposal group are classified as held for sale upon meeting these criteria.  Immediately following classification as held for sale, the Company remeasures these assets and liabilities and adjusts the value to the lesser of the carrying amount or fair value less costs to sell.  The assets and liabilities classified as held for sale are no longer depreciated or amortized into expense.  See Note 3 – Hospitals Held for Sale and Impairment of Long-Lived Assets related to certain hospitals classified as held for sale as of June 30, 2016.

Stock-Based Compensation

In connection with the Spin-off Transaction, the Company issued QHC restricted stock awards to all CHS restricted stock award holders as of the Record Date.  Each holder of CHS restricted stock awards received one QHC restricted stock award for every four CHS restricted stock awards held.  In addition, QHC employees that held CHS restricted stock awards were allowed to continue to hold the CHS awards under the same terms and conditions that existed prior to the Spin-off Transaction, excluding certain shares granted on March 1, 2016 which were canceled in connection with the Spin-off Transaction.  The unrecognized compensation expense related to the vesting of the CHS restricted stock awards held by QHC employees was transferred to QHC with the Spin-off Transaction.  As a result, the Company is responsible for recording stock-based compensation expense attributable to the unvested portion of CHS restricted stock awards held by QHC employees and the unvested portion of all QHC restricted stock awards held by its employees, consisting of both QHC awards issued on the Record Date and additional awards granted under the Quorum Health Corporation 2016 Stock Award Plan (the “2016 Stock Award Plan”) following the Spin-off Transaction.  See Note 14 – Stock-Based Compensation.

Benefit Plans

Following the Spin-off Transaction, the Company maintains various benefit plans, including defined contribution plans, a defined benefit plan and deferred compensation plans, for which certain of the Company’s subsidiaries are the plan sponsors.  The rights and obligations of these plans were transferred from CHS to the Company in connection with the Spin-off Transaction, pursuant to the Separation and Distribution Agreement. Prior to the Spin-off Transaction, QHC was allocated a portion of CHS’ benefit costs under its defined contribution plans, based on specific identification for plans associated with QHC hospitals and QHC’s proportional share of employees covered under all other applicable plans.  The expense was recorded as salaries and benefits in the consolidated and combined statements of income, and the cumulative liability for these benefit costs was recorded in Due to Parent, net, in the consolidated and combined balance sheets and transferred to the Company in the Spin-off Transaction.

QHC recognizes the unfunded liability of its defined benefit plan in other long-term liabilities in the consolidated and combined balance sheets and unrecognized gains (losses) and prior service credits (costs) as changes in other comprehensive income (loss).  The measurement date of the plan’s assets and liabilities coincides with the Company’s year-end.  The Company’s pension benefit obligation is measured using actuarial calculations that incorporate discount rates, rate of compensation increases and expected long-term returns on plan assets and that consider expected age of retirement and mortality.  The Company records pension benefit costs related to all of its plans as salaries and benefits costs in the consolidated and combined statements of income.

Fair Value of Financial Instruments

The Company utilizes the U.S. GAAP fair value hierarchy for measurement of fair value related to its financial instruments.  The fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumption about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  The inputs used to measure fair value are classified into the following fair value hierarchy:

•	Level 1 - Quoted market prices in active markets for identical assets and liabilities.
•	Level 2 - Observable market-based inputs or unobservable inputs that are corroborated by market data.
•

Level 3 - Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 includes values determined using pricing models, discounted cash flow methodologies or similar techniques reflecting the Company’s own assumptions.

Segment Reporting

The principal business of the Company is to provide healthcare services through its hospitals and affiliated facilities. The Company’s only other line of business is the hospital management advisory and consulting services it provides through QHR. The Company has determined that its hospital operations business meets the criteria for separate segment reporting.  The financial information for QHR’s business does not meet the quantitative thresholds for separate segment reporting, and therefore has been combined with the Company’s corporate functions into the all other reportable segment.  See Note 13 – Segments.

Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2017 with early adoption permitted for annual periods beginning after December 15, 2016. The Company expects to adopt this ASU on January 1, 2018 and is currently evaluating its plan for adoption and the impact on its revenue recognition policies, procedures and control framework and the resulting impact on its consolidated and combined results of operations, financial position and cash flows.

In February 2016, the FASB issued ASU 2016-02, which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. The ASU also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt this ASU on January 1, 2019.  Because of the number of leases we utilize to support operations, the adoption of this ASU is expected to have a significant impact on the Company’s consolidated and combined results of operations, financial position and cash flows.  The Company is currently evaluating the quantitative and qualitative factors that will impact the Company as part of the adoption of this ASU, as well as any changes to its leasing strategy because of the changes to the accounting and recognition of leases.

In March 2016, the FASB issued ASU 2016-09, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU is the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt this ASU on January 1, 2017. Management is evaluating the impact that the adoption of this ASU will have on its consolidated and combined financial position, results of operations and cash flows.

NOTE 3 – HOSPITALS HELD FOR SALE AND IMPAIRMENT OF LONG-LIVED ASSETS

The Company’s business strategy includes an ongoing strategic review of its hospitals for possible divestitures based upon an analysis of financial performance, current competitive conditions, expected demographic trends, joint venture opportunities and capital allocation requirements.  The Company anticipates that it may divest certain hospitals in the next 12 to 18 months.

As of June 30, 2016, the Company has received letters of intent from potential buyers related to certain hospitals, and as a result, reclassified certain assets and liabilities of those hospitals as held for sale on its consolidated and combined balance sheet.  As a result of management’s decision to divest these hospitals and evaluate other hospitals for divestiture, the Company analyzed the long-lived assets of all of its hospitals to test for impairment. The Company recorded $45.4 million of impairment charges in the consolidated and combined statements of income during the three months ended June 30, 2016.  These impairment charges included $9.8 million for property and equipment and $4.4 million for capitalized software costs related to hospitals held for sale and $31.2 million for property and equipment related to hospitals held and used.  The carrying amounts of long-lived assets, including those classified as held for sale, are reported net of impairment charges in the consolidated and combined balance sheet as of June 30, 2016. The Company evaluated the estimated relative fair value of the hospitals held for sale in relation to the overall fair value of its hospital reporting unit as of September 30, 2015, the date of its last goodwill impairment analysis, resulting in a goodwill impairment charge of $5.0 million. The Company recorded an additional $200 million estimate of goodwill impairment. See Note 5 – Goodwill and Intangible Assets for additional information related to goodwill impairment charges.

NOTE 4 – PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

	June 30,	December 31,
	2016	2015

Property and equipment, at cost:
Land and improvements	$95,631	$100,053
Building and improvements	814,376	853,853
Equipment and fixtures	599,634	616,667
Construction in progress	40,110	33,080
Total property and equipment, at cost	1,549,751	1,603,653
Less: Accumulated depreciation and amortization	(732,719)	(723,404)
Total property and equipment, net	$817,032	$880,249

Depreciation expense was $22.5 million for each of the three months ended June 30, 2016 and 2015 and $44.9 million and $45.5 million for the six months ended June 30, 2016 and 2015, respectively.  See Note 5 – Goodwill and Intangible Assets for information on amortization expense recorded for property and equipment held under capital lease obligations.  The total amount of assets held under capital lease obligations was $28.5 million and $23.4 million, at cost, at June 30, 2016 and December 31, 2015, respectively, and $26.9 million and $22.4 million, net of accumulated amortization, at June 30, 2016 and December 31, 2015, respectively.

On June 30, 2016, the Company reduced the carrying value of property and equipment at certain hospitals that the Company is currently marketing for sale and at certain underperforming hospitals that are part of its ongoing operations.  See Note 3 – Hospitals Held for Sale and Impairment of Long-Lived Assets for additional information on the impairment recorded in the consolidated and combined statements of income for the three and six months ended June 30, 2016.

Purchases of property and equipment that were accrued in accounts payable as of June 30, 2016 and December 31, 2015 were $8.3 million and $7.0 million, respectively.

NOTE 5– GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill follows (in thousands):

Six Months Ended
June 30, 2016

Balance at beginning of period	$541,704
Acquisitions	86
Impairment	(205,000)
Balance at end of period	$336,790

Goodwill related to the hospital operations reporting unit, after giving effect to the impairment charges discussed below, was $303.5 million and $508.4 million as of June 30, 2016 and December 31, 2015, respectively. Goodwill related to the hospital management advisory and consulting services reporting unit was $33.3 million at both June 30, 2016 and December 31, 2015.

The Company reclassified assets and liabilities at certain of its hospitals as held for sale on its consolidated and combined balance sheet at June 30, 2016. As a result, the Company evaluated the estimated relative fair value of the hospitals held for sale in relation to the overall fair value of its hospital reporting unit as of September 30, 2015, the date of its last goodwill impairment analysis, and recognized goodwill impairment of $5.0 million. See Note 3 – Hospitals Held for Sale and Impairment of Long-Lived Assets for additional information related to the hospitals held for sale.

In addition, the Company identified certain indicators of impairment requiring an interim goodwill impairment evaluation. Those indicators were primarily the Company’s market capitalization as compared to the carrying value of equity and a decrease in the estimated future earnings of the Company. The Company performed a calculation of fair value in step one of the impairment test, which indicated that the carrying value of the hospital operations reporting unit exceeded its fair value. An initial step two calculation has been performed to determine the implied value of goodwill in a hypothetical purchase price allocation. The Company recorded an impairment charge of $200 million to goodwill, in addition to the $5.0 million discussed above, based on its current best estimate of fair value and the resulting implied goodwill related to its hospital reporting unit. As permitted under U.S. GAAP, this amount represents an estimate of the implied goodwill in the step two evaluation until that process can be finalized, which the Company expects to complete during the third quarter of 2016. Any increases or decreases in the fair value and resulting implied value of goodwill will be recorded when the evaluation is complete, and such changes could be material. Factors that could impact the final determination of fair value include, but are not limited to, a further decline in market capitalization, changes in the estimated fair values of the individual hospital assets and liabilities or changes in projected future earnings and net cash flows.

Intangible Assets

A summary of intangible assets follows (in thousands):

	June 30,	December 31,
	2016	2015

Finite-lived intangible assets:
Capitalized software costs:
Cost	$189,368	$194,941
Accumulated amortization	(107,095)	(98,004)
Capitalized software costs, net	82,273	96,937
Physician guarantee contracts:
Cost	12,327	16,594
Accumulated amortization	(6,355)	(9,560)
Physician guarantee contracts, net	5,972	7,034
Other finite-lived intangible assets:
Cost	42,073	43,275
Accumulated amortization	(29,849)	(29,351)
Other finite-lived intangible assets, net	12,224	13,924
Total finite-lived intangible assets:
Cost	243,768	254,810
Accumulated amortization	(143,299)	(136,915)
Total finite-lived intangible assets, net	$100,469	$117,895

Indefinite-lived intangible assets:
Tradenames	$4,000	$4,000
Medical licenses and other indefinite-lived intangible assets	4,975	7,355
Total indefinite-lived intangible assets	$8,975	$11,355

Total intangible assets:
Cost	$252,743	$266,165
Accumulated amortization	(143,299)	(136,915)
Total intangible assets, net	$109,444	$129,250

As of June 30, 2016, the Company had $2.2 million of capitalized software costs that are currently in the development stage and will begin amortization once the software projects are complete and ready for their intended use.

Amortization Expense

A summary of amortization expense follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Amortization of finite-lived intangible assets:
Capitalized software costs	$6,730	$6,754	$13,325	$13,464
Physician guarantee contracts	902	1,275	1,613	1,991
Other finite-lived intangible assets	759	813	1,516	1,645
Total amortization expense related to finite-lived intangible assets	8,391	8,842	16,454	17,100
Amortization of property and equipment assets held under capital lease obligations	610	605	1,293	1,235
Total amortization expense	$9,001	$9,447	$17,747	$18,335
As of June 30, 2016, the weighted-average remaining amortization period of the Company’s intangible assets subject to amortization, except for capitalized software costs and physician guarantee contracts, was approximately 5.9 years.

Total estimated future amortization expense for the next five years and thereafter related to the intangible assets follows (in thousands):

June 30,
2016

Remainder of 2016	$14,498
2017	25,418
2018	14,285
2019	12,668
2020	12,288
Thereafter	21,312
Total estimated future amortization expense	$100,469

NOTE 6 – LONG-TERM DEBT

A summary of long-term debt follows (in thousands):

	June 30,	December 31,
	2016	2015

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$-	$-
Term Loan Facility, maturing 2022	877,800	-
ABL Credit Facility, maturing 2021	-	-
Senior Notes, maturing 2023	400,000	-
Unamortized debt issuance costs and discounts	(51,348)	-
Capital lease obligations	25,500	22,323
Other debt	978	1,092
Total debt	1,252,930	23,415
Less: Current maturities of long-term debt	(16,271)	(7,915)
Total long-term debt	$1,236,659	$15,500

Due to Parent, net	$-	$1,800,908

In connection with the Spin-off Transaction, the Company entered into two credit agreements and issued senior notes.  In addition, the indebtedness with CHS, which was classified on the consolidated and combined balance sheets as Due to Parent, net, was fully settled.  See Note 1 – Description of the Business and Spin-off Transaction and Note 16 – Related Party Transactions for additional information on the use of proceeds from the new debt instruments and the settlement of Due to Parent, net.

Senior Credit Facility

On April 29, 2016, the Company entered into a credit agreement (the “CS Agreement”), among the Company, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent and collateral agent. The CS Agreement provides for an $880 million senior secured term loan facility (the “Term Loan Facility”) and a $100 million senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”). The available borrowings from the Revolving Credit Facility will be used for working capital and general corporate purposes.  As of June 30, 2016, the Company had no borrowings outstanding on the Revolving Credit Facility and had $3.1 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation insurance as security for the payment of claims.

The Term Loan Facility was issued at a discount of $17.6 million, or 98% of par value, and has a maturity date of April 29, 2022, subject to customary acceleration events and repayment, extension or refinancing. Interest under the Term Loan Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1%, plus 5.75% or the alternate base rate plus 4.75%. Interest under the Revolving Credit Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 0%, plus 2.75% or the alternate base rate plus 1.75%. The Revolving Credit Facility has a maturity date of April 29, 2021, subject to certain customary acceleration events and repayment, extension or refinancing.  The effective interest rate on the Term Loan Facility was 7.64% as of June 30, 2016.

Under the terms of the CS Agreement, the maximum Secured Net Leverage Ratio permitted under the CS Agreement, as determined based on 12 month trailing EBITDA, follows:

Maximum
Secured Net
Period	Leverage Ratio

Period from April 29, 2016 to June 30, 2017	4.50 to 1.00
Period from July 1, 2017 to June 30, 2018	4.25 to 1.00
Period from July 1, 2018 and thereafter	4.00 to 1.00

As of June 30, 3016, the Company had a Secured Net Leverage Ratio of 3.67 to 1.0 implying additional borrowing capacity of $181.2 million.

ABL Credit Facility

On April 29, 2016, the Company entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among the Company, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). The available borrowings from the ABL Credit Facility will be used for working capital and general corporate purposes.  As of June 30, 2016, the Company had no borrowings outstanding on the ABL Credit Facility.

The ABL Credit Facility has a maturity date of April 29, 2021, subject to customary acceleration events and repayment, extension or refinancing. Interest under the ABL Credit Facility accrues, at the option of the Company, at a base rate or LIBOR, subject to statutory reserves and a floor of 0%, except that all swingline borrowings will accrue interest based on the base rate, plus an applicable margin determined by the average excess availability under the ABL Credit Facility for the fiscal quarter immediately preceding the date of determination. The applicable margin ranges from 1.75% to 2.25% for LIBOR advances and from 0.75% to 1.25% for base rate advances.

The ABL Credit Facility has a “Covenant Trigger Event” definition that requires the Company to maintain excess availability under the ABL Credit Facility equal to or greater than the greater of (i) $12.5 million and (ii) 10% of the aggregate commitments under the ABL Credit Facility.  At June 30, 2016, the Company had excess availability of $122.1 million.  If a Covenant Trigger Event occurs, then the Company is required to maintain a minimum Consolidated Fixed Charge Ratio of 1.10 to 1.00 until such time that a Covenant Trigger Event is no longer continuing. In addition, if excess availability under the ABL Credit Facility were to fall below the greater of (i) 12.5% of the aggregate commitments under the ABL Credit Facility and (ii) $15.0 million, then a “Cash Dominion Event” would be triggered upon which the lenders could assume control of the Company’s cash.

Credit Agreement Covenants

In addition to the specific covenants described above, the Credit Agreements contain customary negative covenants, which limit the Company’s ability to incur additional indebtedness, create liens, make investments, make restricted payments, including dividends and distributions, and specified payments on other indebtedness, transfer of assets and merge or acquire assets, among other things.  They include customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary Employee Retirement Income Security Act (“ERISA”) events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Agreements also contain customary affirmative covenants and representations and warranties.

Senior Notes

On April 22, 2016, QHC issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations of the Company guaranteed on a senior basis by certain of the Company’s subsidiaries (the “Guarantors”).  The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016.  Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months.  The effective interest rate on the Senior Notes was 12.471% as of June 30, 2016.

The Indenture contains covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other restricted payments, make certain investments, create or incur certain liens, sell assets and subsidiary stock, transfer all or substantially all of its assets or enter into merger or consolidation transactions.

On April 22, 2016, in connection with the issuance of the Senior Notes, the Company entered into a Registration Rights Agreement. The terms of the Registration Rights Agreement require the Company to (i) file with the Securities and Exchange Commission a registration statement with respect to an offer to exchange the Senior Notes for a new issue of debt securities registered under the Securities Act of 1933, as amended (the “Exchange Offer”), with terms identical to those of the Senior Notes (except for provisions relating to the transfer restrictions and payment of additional interest) and cause the Exchange Offer to be completed within 365 days following the closing of the issuance of the Senior Notes, (ii) keep the Exchange Offer open for at least 30 business days (or longer if required by applicable law) and (iii) in certain circumstances, file a shelf registration statement for the resale of the Senior Notes by some or all of the holders thereof, in lieu of an exchange offer to such holders. If the Company and the Guarantors fail to satisfy their registration obligations, the Company will be required to pay additional interest to the holders of Senior Notes, the transfer of which remains restricted, reflecting typical market terms.

On and after April 15, 2019, QHC is entitled, at its option, to redeem all or a portion of the Senior Notes upon not less than 30 nor more than 60 days notice, at the following redemption prices, plus accrued and unpaid interest, if any, to the redemption date.  The redemption prices are expressed as a percentage of the principal amount on the redemption date.  Holders of record on the relevant record date have the right to receive interest due on the relevant interest payment date.  In addition, prior to April 15, 2019, the Company may redeem some or all of the Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make whole” premium, as set forth in the Indenture.  The Company is entitled to redeem up to 35% of the aggregate principal amount of the Senior Notes until April 15, 2019 with the net proceeds from certain equity offerings at the redemption price set forth in the Indenture.

A summary of the redemption dates and prices follows:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 15, 2023	100.000%

Debt Issuance Costs and Discounts

A summary of debt issuance costs and discounts follows (in thousands):

	June 30,	December 31,
	2016	2015

Debt issuance costs	$28,003	-
Debt discounts	24,536	-
Total debt issuance costs and discounts at origination	52,539	-
Less: Amortization of debt issuance costs and discounts	(1,191)	-
Total unamortized debt issuance costs and discounts	$51,348	$-

Prior to the Spin-off Transaction, the Company had no capitalized costs for debt issuance, discounts or premiums.

Capital Lease Obligations and Other Debt

The Company’s debt arising from capital lease obligations primarily relates to the deferred financing obligation associated with its new corporate office in Brentwood, Tennessee.  As of June 30, 2016, this capital lease obligation was $18.0 million.  The remainder of the Company’s capital lease obligations relate to property and equipment at its hospitals and corporate office.  Other debt consists of physician loans and miscellaneous notes payable to banks.  See Note 17 – Commitments and Contingencies for additional information on the corporate office lease.

Debt Maturities

A summary of debt maturities for the next five years and thereafter follows (in thousands):

June 30,
2016

Remainder of 2016	$11,087
2017	10,268
2018	10,411
2019	10,047
2020	10,145
Thereafter	1,252,320
Total debt, excluding debt issuance costs and discounts	$1,304,278

Interest Expense, Net

A summary of the components of interest expense, net, follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Senior Credit Facility:
Revolving Credit Facility	$85	$-	$85	$-
Term Loan Facility	10,432	-	10,432	-
ABL Credit Facility	82	-	82	-
Senior Notes	8,914	-	8,914	-
Amortization of debt issuance costs and discounts	1,191	-	1,191	-
All other interest expense (income), net	(359)	(182)	210	237
Total interest expense, net, from long-term debt	20,345	(182)	20,914	237
Due to Parent, net	8,931	24,010	35,814	49,393
Total interest expense, net	$29,276	$23,828	$56,728	$49,630

NOTE 7 – OTHER LONG-TERM LIABILITIES

A summary of other long-term liabilities follows (in thousands):

	June 30,	December 31,
	2016	2015

Professional and general liability insurance reserves	$87,250	$77,423
Workers' compensation liability insurance reserves	19,690	20,507
Benefit plan liabilities	12,702	3,376
Deferred rent	3,986	3,770
Other miscellaneous long-term liabilities	3,247	3,065
Total other long-term liabilities	$126,875	$108,141

See Note 17 – Commitments and Contingencies for additional information about the Company’s insurance reserves.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s cash and cash equivalents, patient accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these financial instruments.

The Company recorded impairment charges related to property and equipment, capitalized software and goodwill as of June 30, 2016, as discussed in Note 3 – Hospitals Held for Sale and Impairment of Long-Lived Assets and Note 5 – Goodwill and Intangible Assets. The assessment of fair value was based on Level 3 inputs as the valuation methodologies used to determine impairment was based on internal projections and unobservable inputs. The portion of impairment related to hospital assets held for sale was determined based on Level 2 inputs as the valuation methodologies used to determine impairment took into consideration letters of intent received on these hospitals.

A summary of the carrying amounts and estimated fair values of the Company’s long-term debt follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Revolving Credit Facility	$-	$-	$-	$-
Term Loan Facility	877,800	880,548	—	—
ABL Credit Facility	—	—	—	—
Senior Notes	400,000	404,752	—	—
Other debt	26,478	26,478	23,415	23,415
Total long-term debt, excluding debt issuance costs and discounts	$1,304,278	$1,311,778	$23,415	$23,415

The Company considers its long-term debt instruments to be measured based on Level 2 inputs.  Information about the valuation methodologies used in the determination of the fair values for the Company’s long-term debt instruments follows:

•

Credit facilities.  The estimated fair value is based on publicly available trading activity and supported with information from the Company’s lending institutions regarding relevant pricing for trading activity.

•	Senior notes. The estimated fair value is based on the closing market price for these notes.
•

All other debt.  The carrying amounts of the Company’s debt instruments, including capital lease obligations, physician loans and miscellaneous notes payable to banks, approximate their estimated fair values due to the nature of these obligations.

NOTE 9 – EQUITY

Preferred Stock

In connection with the Spin-off Transaction, the Company authorized 100,000,000 shares of preferred stock, par value of $0.0001 per share.  No shares have been issued as of June 30, 2016.  The Company’s Board of Directors (the “Board”) has the discretion, subject to limitations prescribed by Delaware law and by its amended and restated certificate of incorporation, to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock, when and if issued.

Common Stock

In connection with the Spin-off Transaction, the Company authorized 300,000,000 shares of common stock, par value of $0.0001 per share, and issued 28,412,054 shares of common stock on April 29, 2016 to CHS stockholders of record on the Record Date, or April 22, 2016.  The common stock began “regular-way” trading on the NYSE on May 3, 2016, under the ticker symbol “QHC”.  As of June 30, 2016, the Company had 29,489,247 shares of common stock, issued and outstanding.

Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters on which stockholders may vote.  Holders of the Company’s common stock will not have cumulative voting rights in the election of directors.  There are no preemptive rights, conversion, redemption or sinking fund provisions applicable to the common stock.  In the event of liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in the assets available for distribution. Delaware law prohibits the Company from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, the Company’s Credit Agreements impose restrictions on its ability to pay dividends.

Additional Paid-in Capital

In connection with the Spin-off Transaction, the Company issued common stock, as described above, to CHS stockholders.  In addition and pursuant to the Separation and Distribution Agreement, CHS contributed capital, in excess of par value of common stock, of $518.5 million in lieu of a cash settlement payment related to the remaining intercompany indebtedness with CHS and the Parent’s equity attributable to CHS.  See Note 1 – Description of the Business and Spin-off Transaction for a summary of the transactions that occurred on April 29, 2016 to effect the Spin-off Transaction.

Accumulated Deficit

Accumulated deficit of the Company, as shown on the consolidated and combined balance sheet as of June 30, 2016, represents the Company’s cumulative net losses since the Spin-off Transaction date.  The cumulative losses of the Company prior to the Spin-off Transaction were included in Due to Parent, net, in the consolidated and combined balance sheets.

Parent’s Equity

Prior to the Spin-off Transaction, the redemption of shares and changes in valuation of redeemable shares of noncontrolling interests investments were accounted for as Parent’s equity in the consolidated and combined balance sheets.  Parent’s Equity was reclassified as additional paid-in capital in connection with the Spin-off Transaction.

NOTE 10 – INCOME TAXES

The Company, or one of its subsidiaries, is subject to U.S. federal income tax and income tax of multiple state jurisdictions.  The Company provides for income taxes based on the enacted tax laws and rates in jurisdictions in which it conducts its operations.  Prior to the Spin-off Transaction, the Company was included in the consolidated federal, state and local income tax returns filed by CHS and calculated for the purpose of carve-out financial statements using the “separate return method.”  The Company deemed the amounts that it would have paid to or received from the U.S. Internal Revenue Service and certain state jurisdictions, had QHC not been a member of CHS’ consolidated tax group, to be immediately settled with CHS through Due to Parent, net, in the consolidated and combined balance sheets. The Company will file its own consolidated federal, state and local income tax returns after the Spin-off Transaction.

The Company’s effective tax rates were 15.4% and 39.7% for the three months ended June 30, 2016 and 2015, respectively, and 15.7% and 34.1% for the six months ended June 30, 2016 and 2015, respectively.  The decrease in the Company’s effective tax rate for both the three and six months ended June 30, 2016, when compared to the three and six months ended June 30, 2015, was primarily due to the pre-tax losses in these periods and the impact of the non-deductible expenses for goodwill impairment and certain Spin-off Transaction costs in the respective 2016 periods, with no comparable expenses in the respective 2015 periods.

The Company’s total net deferred tax liabilities increased to $55.3 million as of June 30, 2016 compared to $41.0 million as of December 31, 2015, a $14.3 million increase. This increase was primarily due to $61.7 million of adjustments to the deferred tax assets and liabilities for changes in estimates between amounts that will be realized by the Company on a stand-alone basis compared to those calculated under the separate return method, including $39.5 million of increase attributable to net operating loss and credit carryforwards not realizable by QHC as they were previously recognized by CHS, and changes in estimates for the impact of other assets or liabilities that were transferred to the Company from CHS through Due to Parent, net, on or just prior to the spin-off date.  This amount was partially offset by $47.4 million of deferred tax benefit recorded on the Company’s pre-tax loss for the period following the Spin-off Transaction as QHC will file on a stand-alone basis now that the spin-off is complete.

In the ordinary course of business there is the inherent uncertainty in quantifying the Company’s income tax positions.  The Company assesses its income tax positions and records tax benefits for all tax years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. The Company is not aware of any unrecognized tax benefits; and therefore it has not recorded any such amounts for the three and six months ended June 30, 2016 and 2015.

NOTE 11 – EARNINGS PER SHARE

A summary of the computation of basic and diluted earnings per share follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Numerator:
Net income (loss)	$(243,966)	$2,205	$(248,653)	$8,029
Less: Net income attributable to noncontrolling interests	1,095	775	1,410	400
Net income (loss) attributable to Quorum Health Corporation	(245,061)	1,430	(250,063)	7,629
Denominator:
Weighted-average common shares outstanding - basic and diluted	28,412,720	28,412,054	28,412,389	28,412,054

Basic and diluted earnings (loss) per share attributable to Quorum Health Corporation stockholders	$(8.63)	$0.05	$(8.80)	$0.27

For comparative purposes, the Company used 28,412,054 shares as the amount of shares outstanding for all periods prior to the Spin-off Transaction, including the period from January 1, 2016 to April 28, 2016, in calculating basic and diluted earnings per share.  This number of shares represents the number of shares issued on the Spin-off Transaction date. Due to the net loss attributable to Quorum Health Corporation in the three and six months ended June 30, 2016, no incremental shares are included in diluted earnings per share for these periods because the effect of the 460,661 dilutive shares would be anti-dilutive. No incremental shares were considered for all periods prior to the Spin-off Transaction.

NOTE 12 – ADDITIONAL CASH FLOW INFORMATION

A summary of significant non-cash transactions related to the consolidated and combined balance sheets follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Transfer of liabilities from Parent	$16,596	$-	$16,596	$-
Non-cash capital contribution from Parent	518,518	-	518,518	-
Property and equipment acquired under capital leases and deferred financing obligations	3,097	658	5,120	658

See Note 1 – Description of the Business and Spin-off Transaction for additional information on the related party transactions in the table above.

NOTE 13 – SEGMENTS

The Company operates in two distinct operating segments, consisting of its hospital operations business and its management advisory and consulting services business.  The hospital operations segment includes the operations of the Company’s general acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services.  The hospital management advisory and consulting services segment includes the operations of QHR.  Only the hospital operations segment meets the criteria as a separate reportable segment.  The financial information for QHR has been combined with the Company’s corporate functions and reported below as part of the all other reportable segment.

A summary of financial information related to segments follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net operating revenues:
Hospital operations	$508,906	$515,428	$1,036,317	$1,039,621
All other	20,831	22,924	42,971	46,348
Total net operating revenues	$529,737	$538,352	$1,079,288	$1,085,969

Adjusted EBITDA:
Hospital operations	$26,457	$55,953	$75,396	$118,645
All other	2,775	3,672	10,060	7,009
Total Adjusted EBITDA	$29,232	$59,625	$85,456	$125,654

	June 30,	December 31,
	2016	2015

Assets:
Hospital operations	$1,906,376	$2,256,557
All other	195,983	38,299
Total assets	$2,102,359	$2,294,856

A reconciliation of Adjusted EBITDA to net income (loss) follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Adjusted EBITDA	$29,232	$59,625	$85,456	$125,654
Interest expense, net	(29,276)	(23,828)	(56,728)	(49,630)
Benefit from (provision for) income taxes	44,565	(1,451)	46,239	(4,156)
Depreciation and amortization	(31,463)	(32,141)	(62,620)	(63,839)
Legal and settlement costs	(5,447)	—	(5,688)	—
Impairment of-long-lived assets and goodwill	(250,400)	—	(250,400)	—
Transaction costs related to spin-off	(1,177)	—	(4,912)	—
Net income (loss)	$(243,966)	$2,205	$(248,653)	$8,029

NOTE 14 – STOCK-BASED COMPENSATION

On April 1, 2016, the Company adopted the Quorum Health Corporation 2016 Stock Award Plan (“2016 Stock Award Plan”).  The Company filed a Registration Statement on Form S-8 on April 29, 2016 to register 4,700,000 shares of QHC common stock that may be issued under the plan.

On May 3, 2016, the Compensation Committee of the Board of Directors (the “Compensation Committee”) granted 460,000 performance-based restricted stock awards to the Company’s executive officers, pursuant to the 2016 Stock Award Plan and a performance-based restricted stock award agreement. If the performance-based objectives are attained in accordance with the targets set forth in the performance-based restricted stock award agreement, the restrictions on the restricted stock awards will lapse on each of the first three anniversaries of the grant date.

On May 3, 2016, the Compensation Committee granted 551,005 time-vested restricted stock awards to certain employees of the Company.  The grants were made pursuant to the 2016 Stock Award Plan and a restricted stock award agreement.  The restrictions on the time-vested restricted stock awards will lapse on each of the first three anniversaries of the grant date, except for 106,005 restricted stock awards, referred to by the Company as recoupment awards, which have a different vesting period.  The recoupment awards were issued to a select group of QHC employees that were granted restricted stock awards by CHS on March 1, 2016.  Pursuant to the Separation and Distribution Agreement, two-thirds of the shares granted to the QHC employee group on this grant date were canceled by CHS in connection with the Spin-off Transaction.  The recoupment awards were issued by QHC and included in the May 3, 2016 grant of QHC restricted stock awards for the purpose of restoring the benefit previously provided by CHS to this employee group.  Restrictions on the recoupment awards lapse in equal installments on the second and third anniversaries of the grant date.

On May 3, 2016, the Board, upon recommendation of its Compensation Committee and its Governance and Nominating Committee, granted 10,000 time-vested restricted stock awards to each of its non-employee directors. The grants were made pursuant to the 2016 Stock Award Plan and a director restricted stock award agreement. The restriction on the time-vested restricted stock awards will lapse on the first anniversary of the grant date.

As defined in the Separation and Distribution Agreement, QHC and CHS employees who held CHS restricted stock awards on the Record Date received QHC restricted stock awards for the number of whole shares, rounded down, of QHC common stock that they would have received as a shareholder of CHS as if the underlying CHS stock were unrestricted on the Record Date, except, that with respect to a portion of CHS restricted stock awards granted to any QHC employees on March 1, 2016, as discussed above, which were cancelled and forfeited on the Spin-off Transaction date. The QHC restricted stock awards received by QHC and CHS employees in connection with the Spin-off Transaction vest on the same terms as the CHS restricted stock awards to which they relate through the continued service by such employees with their respective employer, either QHC or CHS.  CHS restricted stock awards were adjusted by increasing the number of shares of CHS stock subject to restricted stock awards by an amount of whole shares, rounded down, necessary to preserve the intrinsic value of such awards at the spin-off date.  QHC did not issue any stock options as part of the distribution of shares to holders of CHS stock options.

Following the Spin-off Transaction, the Company began recording stock-based compensation expense, which is included in salaries and benefits in the consolidated and combined statements of income, related to the vesting of QHC restricted stock awards issued to QHC employees on the Spin-off Transaction date, CHS restricted stock awards held by QHC employees on the Spin-off Transaction date and restricted stock awards granted by QHC on May 3, 2016.  Prior to the Spin-off Transaction, an estimated portion of CHS’ stock-based compensation expense was allocated to QHC through the monthly corporate management fee from CHS, which was recorded in other operating expenses in the consolidated and combined statements of income, and therefore was not included in stock-based compensation expense in the table below.  The estimated costs which were allocated to QHC from CHS were $0.6 million and $1.9 million for the three months ended June 30, 2016 and 2015, respectively, and $2.3 million and $3.8 million for the six months ended June 30, 2016 and 2015, respectively.

A summary of stock-based compensation expense follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Stock-based compensation resulting from the spin-off transaction	$809	$-	$809	$-
Stock-based compensation related to grants following the spin-off transaction	1,088	—	1,088	—
Total stock-based compensation expense	$1,897	$-	$1,897	$-

As of June 30, 2016, the Company had unrecognized stock-based compensation expense related to the outstanding unvested QHC and CHS restricted stock awards held by QHC employees as of the Spin-off Transaction date and the QHC restricted stock awards granted subsequent to the Spin-off Transaction of $5.1 million and $12.2 million, respectively.

A summary of the activity related to remaining unvested QHC restricted stock awards held by QHC and CHS employees as of the Spin-off Transaction date follows:

	QHC Awards Distributed in Spin-Off Transaction
	QHC Employees	CHS Employees	Total

Unvested restricted stock awards at Spin-off Transaction date	54,321	638,088	692,409
Vested	(336)	(1,684)	(2,020)
Forfeited	(164)	(3,648)	(3,812)
Unvested restricted stock awards at end of period	53,821	632,756	686,577

A summary of the activity related to QHC unvested restricted stock awards granted subsequent to the Spin-off Transaction date follows:

	QHC Awards Granted
	Subsequent to Spin-off Transaction
		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Unvested restricted stock awards at beginning of period	-	$-
Granted	1,081,005	12.77
Vested	-	-
Forfeited	-	-
Unvested restricted stock awards at end of period	1,081,005	$12.77

NOTE 15 – EMPLOYEE BENEFIT PLANS

Following the Spin-off Transaction, the Company maintains various benefit plans, including defined contribution plans, a defined benefit plan and deferred compensation plans, for which certain of the Company’s subsidiaries are the plan sponsors.  The rights and obligations of these plans were transferred from CHS in connection with the Spin-off Transaction, pursuant to the Separation and Distribution Agreement. The Quorum Health Retirement Savings Plan (the “RSP”) is a defined contribution plan established on January 1, 2016 by CHS in anticipation of the Spin-off Transaction. Prior to the Spin-off Transaction, the cumulative liability for these benefit costs was recorded in Due to Parent, net, in the consolidated and combined balance sheets.  The assets and liabilities under this plan were transferred to QHC in connection with the Spin-off Transaction. The RSP covers the majority of the employees at the Company’s subsidiaries. Total expense to the Company under all defined contribution plans was $3.7 million and $3.1 million for the three months ended June 30, 2016 and 2015, respectively, and $7.0 million and $6.8 million for the six months ended June 30, 2016 and 2015, respectively.  The benefit costs associated with the RSP are recorded as salaries and benefits expense in the consolidated and combined statements of income for all periods.

Certain of the Company’s employees participate in CHS’ unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation.  The current election period for those employees will continue under the CHS plan through

December 31, 2016, at which time, the corresponding plan assets and liabilities will be transferred to a new plan to be established by QHC, pursuant to the Employee Matters Agreement (“EMA”). The estimated liability under these plans at June 30, 2016 was approximately $25 million.

On April 1, 2016, the Board adopted the Quorum Health Corporation Supplemental Executive Retirement Plan (the “Original SERP Plan”). Pursuant to the EMA between the Company and CHS, the Company assumed all liabilities for all obligations under the Original SERP Plan for the benefits of QHC employees, as defined in the EMA, except that no additional benefits were to accrue under the Original SERP Plan following the Spin-off Transaction. The accrued benefit liability for the Original SERP Plan that was transferred to the Company in connection with the Spin-off Transaction was $6.0 million and is included in other long-term liabilities on the consolidated and combined balance sheet.  There were no assets transferred to the Company related to the Original SERP Plan in connection with the Spin-off Transaction.

On May 24, 2016, the Board, upon recommendation of the Compensation Committee, approved the Company’s Amended and Restated Supplemental Executive Retirement Plan (the “Amended and Restated SERP”), in order to accrue additional benefits with respect to QHC Employees who otherwise qualify as “Participants” under the Amended and Restated SERP.  The Amended and Restated SERP is a noncontributory non-qualified deferred compensation plan under Section 409A of the Internal Revenue Code. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the Amended and Restated SERP. The benefit costs under both SERP plans were $0.4 million and $0.5 million for the three and six months ended June 30, 2016, respectively, and are included in salaries and benefits in the consolidated and combined statements of income.  The accrued benefit liability for the Amended and Restated SERP was $9.2 million as of June 30, 2016 and is included in other long-term liabilities on the consolidated and combined balance sheet. The weighted-average assumptions used for determining net periodic benefit costs were a discount rate of 3.2% and an annual compensation increase of 3.0%.

QHC provides benefits to employees at one of its hospitals through a defined benefit plan (the “Pension Plan”). The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. The Company expects to make contributions to the Pension Plan for the full year 2016 of $0.2 million. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic benefit costs for the Pension Plan. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations, net periodic cost and funding requirements in future periods. The weighted-average assumptions used for determining the net periodic benefit costs for the year ended December 31, 2015 were a discount rate of 3.75%, an annual salary increase of 3.0% and the expected long-term rate of return on assets of 7.0%. Benefits expense related to the Pension Plan was $0.1 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively. QHC recognizes the unfunded liability of its defined benefit plan in other long-term liabilities in the consolidated and combined balance sheets and unrecognized gains (losses) and prior service credits (costs) as changes in other comprehensive income (loss).  The accrued benefit liability for the Pension Plan totaled $1.0 million at June 30, 2016.

NOTE 16 – RELATED PARTY TRANSACTIONS

CHS was a related party to QHC prior to the Spin-off Transaction.  The significant transactions and balances with CHS prior to the Spin-off Transaction and the agreements between QHC and CHS as of and subsequent to the Spin-off Transaction are described below.

Carve-Out from Parent

Historically, QHC was managed and operated in the normal course of business with all other hospitals and affiliates of CHS. Accordingly, for the purposes of the carve-out financial statements related to the Spin-off Transaction, a combined opening balance sheet for the QHC hospitals and QHR was established that included the assets and liabilities of QHC hospitals, as reported by CHS, and a net liability to CHS, referred to as Due to Parent, net, for the net investment held by CHS for contributing these net assets.  The operating results of the QHC hospitals and QHR prior to the Spin-off Transaction were derived from the CHS operating results for the QHC hospitals.  In addition, certain corporate overhead costs were allocated to QHC from CHS during the carve-out period for the purpose of estimating QHC’s share of these expenses.

Allocated Costs from CHS during the Carve-Out Period

CHS allocated costs to QHC during the carve-out period for a portion of its corporate overhead costs and any other costs related to QHC hospitals and QHR that were paid by CHS or covered by an agreement, policy or contract owned by CHS.

A summary of allocated costs to QHC from CHS follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Insurance costs	$10,486	$32,043	$44,246	$66,521
Management fees from Parent	2,966	9,048	11,792	17,964
All other allocated costs	5,305	11,587	25,021	29,175
Total related party operating costs and expenses	$18,757	$52,678	$81,059	$113,660

The allocation of insurance costs from CHS primarily included costs for self-insurance estimates and third-party policies related to employee health, professional liability and workers’ compensation coverage.  Insurance costs were primarily allocated to QHC based on claims history of the QHC hospitals, as determined on an individual hospital level.  Corporate management fees were allocated to QHC for certain corporate functions of CHS, including services such as, among others, executive and divisional management, treasury, accounting, risk management, legal, procurement, human resources, information technology support and other administrative support services.  These corporate overhead costs were allocated to QHC using a ratio based on the number of licensed beds at each QHC hospital in proportion to CHS’ total licensed beds.  This methodology is comparable to how CHS allocates corporate overhead costs to all of its hospitals through a management fee charge that eliminates in consolidation.  All other allocated costs included any other costs allocated to QHC hospitals or QHR and that were not part of management fees.  These costs were allocated to QHC using ratios based on revenues, expenses or licensed beds.  If possible, allocations were made on a specific identification basis.

Following the Spin-off Transaction, the Company began performing corporate functions using internal resources or purchased services, certain of which are being provided by CHS pursuant to the transition services agreements and other ancillary agreements.  See the section on Agreements with CHS Related to the Spin-off Transaction below.

Due to Parent, Net

Prior to the Spin-off Transaction, Due to Parent, net, in the consolidated and combined balance sheets represented the Company’s cumulative liability to CHS for the net assets of QHC hospitals and QHR, as well as an allocation of costs for corporate functions.  See Note 1 – Description of the Business and Spin-off Transaction and the Due to Parent, net, accounting policy in Note 2 – Basis of Presentation and Significant Accounting Policies for additional information on the types of transactions settled through Due to Parent, net, during the carve-out period and the transactions that occurred to settle the liability in connection with the Spin-off Transaction.

During the carve-out period, QHC was charged interest on a monthly basis by CHS on the amount of Due to Parent, net, outstanding at the end of each month.  Interest rates were variable and ranged from 4% to 7% during the carve-out period.  Interest expense incurred on the Due to Parent, net, was recorded as an increase in the Due to Parent, net, liability and was deemed settled each month.  The total amount of related party interest expense arising from the liability with CHS was $8.9 million and $24.0 million for the three months ended June 30, 2016 and 2015, respectively, and $35.8 million and $49.4 million for the six months ended June 30, 2016 and 2015, respectively.

Agreements with CHS Related to the Spin-off Transaction

On April 29, 2016, the Company entered into certain agreements with CHS that allocated between the Company and CHS the various assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) that comprise the separate companies and governed or govern certain relationships between and activities of the Company and CHS for a period of time after the Spin-off Transaction.

The agreements were as follows:

•

Separation and Distribution Agreement.  This agreement governed the principal actions of both the Company and CHS that needed to be taken in connection with the Spin-off Transaction. It also sets forth other agreements that govern certain aspects of the Company’s relationship with CHS following the Spin-off Transaction.

•

Tax Matters Agreement.  This agreement governs respective rights, responsibilities and obligations of the Company and CHS after the Spin-off Transaction with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state and local income taxes, other tax matters and related tax returns.

•

Employee Matters Agreement.  This agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of both the Company and CHS. It also allocated liabilities and responsibilities relating to employment matters, employee compensation and benefit plans and programs as of the Spin-off Transaction date.

In addition to the agreements referenced above, the Company entered into certain transition services agreements and other ancillary agreements with CHS defining agreed upon services to be provided by CHS to certain or all QHC hospitals, as determined by each agreement, to begin immediately following the Spin-off Transaction date.

A summary of the major provisions of the transition services agreements follows:

•

Computer and Data Processing Transition Services Agreement. This agreement defines services to be provided by CHS for information technology infrastructure, support and maintenance. Services include, but are not limited to, operational support for various applications, oversight, maintenance and information technology support services, such as helpdesk, product support, network monitoring, data center operations, service ticket management and vendor relations. Fees are based on both a fixed charge for labor costs, as well as direct charges for all third party vendor contracts entered into by CHS on QHC’s behalf.

•

Eligibility Screening Services Agreement.  This agreement defines services to be provided by CHS for financial and program criteria screening related to Medicaid or other program eligibility for pure self-pay patients.  Fees are based on a fixed charge for each hospital receiving services.

•

Shared Services Centers Transition Services Agreement.  This agreement defines services to be provided by CHS related to billing and collections utilizing CHS shared service centers.  Services include, but are not limited to, billing and receivables management, statement processing, denials management, cash posting, patient customer service, and credit balance and other account research.  In addition, it provides for patient pre-arrival services, including pre-registration, insurance verification, scheduling and charge estimates.  Fees are based on a percentage of cash collections each month.

•

Receivables Collection Agreement (PASI).  This agreement defines services to be provided by CHS related to accounts receivable collections of both active and bad debt accounts of the Company’s hospitals.  Services include, but are not limited to, self-pay collections, insurance follow-up, collection letters and calls, payment arrangements, payment posting, dispute resolution and credit balance research.  Fees are based on the type of service and are calculated based on a percentage of recoveries.

•

Billing and Collection Agreement (PPSI). This agreement defines services to be provided by CHS related to accounts receivable collections of certain accounts receivable generated in the performance of professional services rendered by the Company’s physician and mid-level providers and certain clinics. Services include, but are not limited to, self-pay collections, insurance follow-up, collection letters and calls, payment arrangements, payment posting, dispute resolution and credit balance research. Fees are based on the type of service and are calculated based on a percentage of recoveries.

•

Employee Service Center/HRIS Transition Services Agreement. This agreement defines services to be provided by CHS related to payroll processing and human resources information systems support.  Fees are based on a fixed charge per employee headcount per month.

The total amount of expenses incurred by the Company under our transition service agreements with CHS following the Spin-off Transaction combined with the allocations from CHS for these same services prior to the Spin-off Transaction were $17.8 million and $16.0 million for the three months ended June 30, 2016 and 2015, respectively, and $34.1 million and $31.4 million for the six months ended June 30, 2016 and 2015, respectively. The agreements each have terms of five years.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is a party to various legal, regulatory and governmental proceedings incidental to its business. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental proceedings, including the matters described herein, will have a material adverse effect on the consolidated and combined financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Company’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could occur.

In connection with the Spin-off Transaction, CHS agreed to indemnify QHC for certain liabilities relating to outcomes or events occurring prior to the closing of the Spin-off Transaction, including (i) certain claims and proceedings known to be outstanding on or prior to the closing date of the Spin-off Transaction and (ii) certain claims, proceedings and investigations by governmental authorities or private plaintiffs related to activities occurring at or related to our healthcare facilities prior to the closing date of the Spin-off Transaction, but only to the extent, in the case of clause (ii), that such claims are covered by insurance policies maintained by CHS, including professional and general liability and workers’ compensation liability. In this regard, CHS will continue to be responsible for certain Health Management Associates, Inc. legal matters covered by its contingent value rights agreement that relate to the portion of CHS’ business now held by QHC. Notwithstanding the foregoing, CHS is not indemnifying QHC in respect of any claims or proceedings arising out of, or related to, the business operations of QHR at any time or its compliance with the Corporate Integrity Agreement (“CIA”) with the United States Department of Health and Human Services Office of the Inspector General (“OIG”).  Subsequent to the Spin-off Transaction, the OIG entered into an “Assumption of CIA Liability Letter” with the Company reiterating the applicability of the CIA to certain of the Company’s hospitals, although the OIG declined to enter into a separate agreement with the Company.

With respect to all legal, regulatory and governmental proceedings, the Company considers the likelihood of a negative outcome. If the Company determines the likelihood of a negative outcome with respect to any such matter is probable and the amount of the loss can be reasonably estimated, the Company records an accrual for the estimated loss for the expected outcome of the matter. If the likelihood of a negative outcome with respect to material matters is reasonably possible and the Company is able to determine an estimate of the possible loss or a range of loss, whether in excess of a related accrued liability or where there is no accrued liability, the Company discloses the estimate of the possible loss or range of loss. However, the Company is unable to estimate a possible loss or range of loss in some instances based on the significant uncertainties involved in, or the preliminary nature of, certain legal, regulatory and governmental matters.

Commercial Litigation and Other Lawsuits

•

Quorum Health Resources, LLC v. Hancock Medical Center. This matter is an arbitration claim and counterclaim for breach of contract and negligence arising out of a Management Services Agreement between QHR and the hospital. Arbitration in this case began on April 11, 2016 and concluded on April 22, 2016. On July 28, 2016, the arbitrator returned an Interim Award in favor of Hancock Medical Center on various claims at issue in the arbitration. The net total award was $9.4 million payable by QHR to Hancock Medical Center. The Company accrued for this Interim Award in other long-term liabilities on its consolidated and combined balance sheet as of June 30, 2016. Both parties filed a motion for reconsideration of the Interim Award. In addition, the parties may seek attorney’s fees and costs prior to the arbitrator issuing a Final Award. The award is subject to a self-insured retention and excess insurance arrangements.

Government Investigations

For all legal matters below, the Company cannot at this time assess what the outcome may be and is further unable to determine any estimate of loss or range of loss. Because the matters below are at a preliminary stage and other factors, there are not sufficient facts available to make these assessments.

•

Tooele, Utah – Physician Compensation. On May 5, 2016, the Company’s hospital in Tooele, Utah received a Civil Investigative Demand (“CID”) from the Office of the United States Attorney in Salt Lake City, Utah concerning allegations that the hospital and clinic corporation submitted or caused to be submitted false claims to the government for services referred by physicians with whom the hospital and clinic had inappropriate financial relationships, which allegedly violated federal law. The CID requested records and documentation concerning physician compensation. The Company is fully cooperating with this investigation.

•

Blue Island, Illinois – Patient Status. On October 9, 2015, the Company’s hospital in Blue Island, Illinois received a CID from the Office of the United States Attorney in Chicago, Illinois concerning allegations of upcoding observation and other outpatient services and improperly falsifying inpatient admission orders. The CID requested medical records and documentation concerning status change, from observation to inpatient. The Company is fully cooperating with this investigation.

Insurance Reserves

As part of the business of owning and operating hospitals, the Company is subject to potential professional and general liability and workers’ compensation liability claims or other legal actions alleging liability on its part.  The Company is also subject to similar liabilities related to its QHR business.

Prior to the Spin-off Transaction, CHS provided professional and general liability insurance and workers’ compensation insurance to QHC and indemnified QHC from losses under these insurance arrangements related to its hospital operations business. The liabilities for claims related to QHC’s hospital operations business were determined based on an actuarial study of QHC’s operations and historical claims experience at its hospitals. Corresponding receivables from CHS were established to reflect the indemnification by CHS for each of these liabilities for claims that related to events and circumstances that occurred prior to the Spin-off Transaction date.

After the Spin-off Transaction, QHC entered its own professional and general liability insurance and workers’ compensation insurance arrangements to mitigate the risk for claims exceeding its self-insured retention level.  The Company’s self-insured retention level for professional and general liability claims is $5 million per claim and its self-insured retention level for workers’ compensation claims is $0.5 million per claim.  The Company maintains separate insurance arrangements related to its subsidiary, QHR, due to the differing nature of this business.  The self-insured retention level for QHR is $6 million for professional and general liability insurance and it maintains a guaranteed cost program for workers’ compensation insurance.

A summary of the Company’s insurance reserves related to professional and general liability claims and workers’ compensation claims, separated between those which have been indemnified by CHS and those that relate to the Company’s self-insurance risks, follows (in thousands):

	June 30, 2016
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$21,488	$69,028	$21,488	$69,028
All other self-insurance reserves	—	8,826	—	18,222
Total insurance reserves for professional and general liability	21,488	77,854	21,488	87,250
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	5,972	19,690	5,972	19,690
All other self-insurance reserves	—	—	708	—
Total insurance reserves for workers' compensation liability	5,972	19,690	6,680	19,690
Total self-insurance reserves	$27,460	$97,544	$28,168	$106,940

	December 31, 2015
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$21,120	$72,412	$21,120	$72,412
All other self-insurance reserves	—	4,077	—	5,011
Total insurance reserves for professional and general liability	21,120	76,489	21,120	77,423
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	8,314	20,507	8,314	20,507
All other self-insurance reserves	—	—	—	—
Total insurance reserves for workers' compensation liability	8,314	20,507	8,314	20,507
Total self-insurance reserves	$29,434	$96,996	$29,434	$97,930

The receivables from CHS are included in other current assets and other long-term assets on the consolidated and combined balance sheets and the liabilities are included in other current liabilities for the current portion of professional and general liability claims, employee compensation liabilities for the current portion of workers’ compensation claims, and other long-term liabilities for the long-term portions of both claims liabilities.

Physician Recruiting Commitments

As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. The income guarantee periods over which the Company agrees to subsidize a physician’s income are typically one year and the commitment periods over which the physician agrees to practice in the designated community are typically three years.  Payments are recoverable by the Company under the terms of the agreements from physicians who do not fulfill their commitment period.  At June 30, 2016, the maximum potential amount of future payments under these guarantees in excess of the liabilities recorded was $3.6 million.

Construction and Capital Commitments

Springfield, Oregon Patient Tower. The Company is building a new patient tower and expanding its surgical capacity at its hospital in Springfield, Oregon.  As of June 30, 2016, the Company has incurred a total of $27.6 million of costs for this project, of which $10.3 million and $17.2 million of costs were recorded during the three and six months ended June 30, 2016, respectively. The total estimated construction costs of this project, including equipment costs, could be up to $88 million.  The project is expected to be completed in late 2017 or early 2018.

QHC Corporate Office.  In November 2015, the Company’s subsidiary, QHR, entered into an agreement with a developer (the “Combined Agreement”) to construct the corporate office for QHC in Brentwood, Tennessee.  The Combined Agreement included four separate lease agreements that relate to three different phases of the project and a fourth lease that consolidates and, upon commencement, terminates the initial three lease agreements. The Company has recorded the ongoing costs associated with this project as they are incurred as a direct financing obligation.  As of June 30, 2016, the Company has recorded a total of $19.3 million of costs for this project, of which $2.9 million and $4.9 million were recorded during the three and six months ended June 30, 2016, respectively. These project costs are included as additions to property and equipment and long-term debt in the consolidated and combined balance sheets and as assets acquired under capital lease obligations in Note 12 – Additional Cash Flow Information.  The project is expected to be completed in the third quarter of 2016.

NOTE 18 - SUBSEQUENT EVENTS

On July 28, 2016, an Interim Award of $9.4 million was announced in favor of Hancock Medical Center in Quorum Health Resources, LLC v. Hancock Medical Center. Both parties filed a motion for reconsideration of the Interim Award. The Company accrued the liability in other long-term liabilities in the consolidated and combined balance sheet as of June 30, 2016.  See Note 17 – Commitments and Contingencies for additional information on this legal matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations, financial condition and cash flows, together with the unaudited condensed consolidated and combined financial statements and the accompanying notes included in this quarterly report on Form 10-Q, as well as the audited combined financials statements and accompanying notes, and additionally the sections entitled “Business” and “Risk Factors,” as of December 31, 2015 and for the three years ended December 31, 2015, included in our Information Statement (“Information Statement”) attached as an exhibit to the Registration Statement on Form 10, as amended, initially filed with the Securities and Exchange Commission (“SEC”) on September 4, 2015 and declared effective on April 4, 2016 (“Form 10”).  The financial information discussed below and included in our Information Statement may not necessarily reflect what our results of operations, financial condition and cash flows would have been had we been a stand-alone company for the entirety of the periods presented herein or what our results of operations, financial condition and cash flows may be in the future.  Except as otherwise indicated or unless the context otherwise requires, all references in this quarterly report on Form 10-Q to “we,” “our,” “us,” “QHC” and the “Company” refer to the consolidated and combined business operations of the hospitals and Quorum Health Resources, LLC (“QHR”) that CHS spun off to Quorum Health Corporation on April 29, 2016.  Additionally, all references to “CHS” and “Parent” refer to Community Health Systems, Inc. and its consolidated subsidiaries.

Forward Looking Statements

Some of the matters discussed in this quarterly report on Form 10-Q include forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements.

These factors include, but are not limited to, the following:

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

•	the efforts of insurers, healthcare providers and others to contain healthcare costs, including the trend toward value-based purchasing;
•	our ongoing ability to demonstrate meaningful use of certified electronic health record technology and recognize income for the related Medicare or Medicaid incentive payments;
•

increases in wages as a result of inflation or competition for highly technical positions and rising supply and drug costs due to market pressure from pharmaceutical companies and new product releases;

•	liabilities and other claims asserted against us, including self-insured malpractice claims;
•	competition;
•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers;
•	trends toward treatment of patients in less acute or specialty healthcare settings, including surgery centers or specialty hospitals;
•	changes in medical or other technology;
•	changes in U.S. generally accepted accounting principles (“U.S. GAAP”);
•	the availability and terms of capital to fund additional acquisitions or replacement facilities or other capital expenditures;
•

our ability to successfully make acquisitions or complete divestitures and the timing thereof, our ability to complete any such acquisitions or divestitures on desired terms or at all, and our ability to realize the intended benefits from any such acquisitions or divestitures;

•	our ability to successfully integrate any acquired hospitals, or to recognize expected synergies from acquisitions;
•	the impact of seasonal severe weather conditions;
•	our ability to obtain adequate levels of general and professional liability insurance;
•	timeliness of reimbursement payments received under government programs;
•	effects related to outbreaks of infectious diseases;
•	the impact of external, criminal cyber-attacks or security breaches;
•	the anticipated and unanticipated effects that the completion of the Spin-off Transaction on April 29, 2016 had on our business and our ability to achieve the anticipated benefits of the spin-off;
•	our ability to manage effectively our arrangements with third-party vendors for key non-clinical business functions and services;
•	our ability to maintain certain accreditations at our existing facilities and any future facilities we may acquire;
•

the impact of certain outsourcing functions, and the ability of CHS, as provider of our billing and collection services pursuant to the transition services agreements to timely and appropriately bill and collect;

•	an increase in costs associated with the increase in the number of employed physicians; and
•	the risk factors included in Part II, Item 1A of this quarterly report on Form 10-Q and those included in our other public filings with the SEC.

Although we believe that these forward-looking statements are based upon reasonable assumptions, these assumptions are inherently subject to significant regulatory, economic and competitive uncertainties and contingencies, which are difficult or impossible to predict accurately and may be beyond our control.  Accordingly, we cannot give any assurance that our expectations will in fact occur and caution that actual results may differ materially from those in the forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this filing.  We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

As of June 30, 2016, we owned or leased a diversified portfolio of 38 hospitals across 16 states with an aggregate of 3,579 licensed beds.  Our hospitals offer a variety of services involving a broad range of general hospital healthcare services and outpatient healthcare services, including general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services.  For the hospitals that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. Over 95% of our net operating revenues are attributable to its hospital operations business.  We also operate QHR, a leading hospital management advisory and consulting services business. For our hospital management advisory and consulting services business, we are paid by the non-affiliated hospitals utilizing our services.

Spin-off from CHS

On April 29, 2016, CHS completed the spin-off of 38 hospitals, including their affiliated businesses, and QHR to form Quorum Health Corporation (“the Spin-off Transaction”) through the distribution of 100% of QHC’s common stock to CHS stockholders of record as of the close of business on April 22, 2016 (the “Record Date”).  Each CHS stockholder received a distribution of one share of our common stock for every four shares of CHS common stock held on the Record Date plus cash in lieu of fractional shares and CHS received cash proceeds of $1.2 billion. Our common stock began “regular-way” trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “QHC” on May 2, 2016.

In connection with the Spin-off Transaction, QHC and CHS entered into various agreements on April 29, 2016 that governed or continue to govern various aspects of the Spin-Off Transaction including, among others, the transfer of employees, assets and liabilities to QHC, the settlement of the Due to Parent, net liability to CHS, the contribution of capital to QHC and the terms of various transition services and other activities that will be provided by CHS for approximately five years following the closing of the Spin-off Transaction.  See Note 16 – Related Party Transactions in the accompanying consolidated and combined financial statements for additional information on these agreements.

In connection with the Spin-off Transaction, QHC issued $400 million in aggregate principal amount of 11.625% Senior Notes due 2023 (the “Senior Notes”) on April 22, 2016 and entered into a credit agreement on April 29, 2016, consisting of an $880 million senior secured term loan facility (the “Term Loan Facility”) and a $100 million senior secured revolving credit facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Senior Credit Facility”). In addition, QHC entered into a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”).  The net offering proceeds of the Senior Notes, together with the net borrowings under the Term Loan Facility, were used to pay $1.2 billion of the cash proceeds to CHS, as mentioned above, and to pay our fees and expenses related to the Spin-off Transaction.  See Note 6 – Long-Term Debt in the accompanying consolidated and combined financial statements for additional information on these debt instruments.

In connection with the Spin-off Transaction, CHS contributed $518.5 million in additional paid-in capital to us and made a cash contribution of $13.5 million, consisting of $20.0 million of cash to be used for initial funding of our working capital, reduced by $6.5 million for the difference in estimated and actual financing transaction fees that occurred as described above.

See Note 1 – Description of the Business and Spin-off Transaction in the accompanying consolidated and combined financial statements for additional information on the transactions that occurred in the consummation of the Spin-off Transaction.

Basis of Presentation

Prior to our separation from CHS, QHC did not operate as a separate company and stand-alone financial statements were not historically prepared; however, QHC was comprised of certain stand-alone legal entities for which discrete financial information was available under CHS’ ownership.  Our accompanying consolidated and combined financial statements include amounts and disclosures for QHC that have been derived from the consolidated financial statements and accounting records of CHS for the periods prior to the Spin-off Transaction in combination with the amounts and disclosures related to the stand-alone financial statements and accounting records of QHC after the Spin-off Transaction.  See Note 16 – Related Party Transactions in the accompanying consolidated and combined financial statements for additional information on the carve-out of financial information from CHS.

The consolidated and combined statements of income for the three and six months ended June 30, 2016 and 2015, as presented herein, include expense allocations for certain corporate functions provided by CHS to QHC, including, but not limited to, executive and divisional management, employee benefits administration, treasury, accounting, risk management, audit, legal, procurement, human resources, information technology support and other administrative support services.  These expenses were allocated to QHC based on direct usage or benefit where identifiable, with the remainder allocated to QHC using ratios based on revenues, expenses or licensed beds.  Following the Spin-off Transaction, we began performing corporate functions using internal resources or purchased services, certain of which are being provided by CHS pursuant to the transition services agreements and other ancillary agreements.

CHS uses a centralized approach to cash management and to financing its operations, including the operations of QHC.  For the periods prior to the Spin-off Transaction, cash and cash equivalents were swept to the CHS corporate accounts and transactions between QHC and CHS were accounted for through Due to Parent, net.  This liability to CHS was settled in full on the transaction date, in part by a cash payment of $1.2 billion utilizing net proceeds from the debt issuances that occurred in connection with the Spin-off Transaction, and the remainder was extinguished and reclassified as a capital contribution to QHC.  See Note 9 – Equity in the accompanying consolidated and combined financial statements for additional information on the equity established in connection with the Spin-off Transaction.  Following the Spin-off Transaction, QHC established its own depository and disbursement cash accounts with various banks.

Certain reclassifications were made in our consolidated and combined financial statements as of June 30, 2016 that have been applied retroactively to all prior periods.  These reclassifications had no effect on our results of operations, financial position or cash flows included in previously issued combined financial statements.  See the Reclassifications policy in Note 2 – Basis of Presentation and Significant Accounting Policies in the accompanying consolidated and combined financial statements for additional information.

Financial Overview

Net operating revenues for the three months ended June 30, 2016 totaled $529.7 million compared to $538.4 million for the three months ended June 30, 2015, a 1.6% decrease.  Net operating revenues for the three months ended June 30, 2015 were negatively impacted by an $11.1 million unfavorable contractual adjustment resulting from an Illinois cost report settlement which was recorded in 2014 and reversed in the second quarter of 2015 due to contract negotiations that were finalized in that quarter. Loss from operations for the three months ended June 30, 2016 was $(259.3) million, compared with income from operations of $27.5 million for the three months ended June 30, 2015.  The results for the three months ended June 30, 2016 included $250.4 million of impairment to long-lived assets and goodwill resulting from an ongoing strategic review of our owned and leased hospitals to identify divestiture candidates that fit our business strategy as well as an estimated goodwill impairment charge resulting from step one of our interim goodwill impairment evaluation, $1.2 million of transaction costs related to our spin-off from CHS, $5.4 million of legal and settlement costs primarily related to a QHR matter and $2.5 million of increased costs resulting from the transition services agreements with CHS executed on the spin-off date.  Our operating results for the three months ended June 30, 2016 reflect a 3.4% decrease in total admissions and a 2.5% decrease in total adjusted admissions compared with the same period in 2015.

Net operating revenues for the six months ended June 30, 2016 totaled $1,079.3 million compared to $1,086.0 million for the six months ended June 30, 2015, a 0.6% decrease.  Net operating revenues for the six months ended June 30, 2015 included the $11.1 million unfavorable contractual adjustment as noted above. Loss from operations for the six months ended June 30, 2016 was $(238.2) million, compared with income from operations of $61.8 million for the six months ended June 30, 2015. The results for the six months ended June 30, 2016 included the $250.4 million of impairment to long-lived assets and goodwill as noted above, $4.9 million of transaction costs related to our spin-off from CHS, $5.7 million of legal and settlement costs primarily related to a QHR matter and $3.5 million of increased costs resulting from the transition services agreements with CHS executed on the spin-off date. Our operating results for the six months ended June 30, 2016 reflect a 2.8% decrease in total admissions and a 0.8% decrease in total adjusted admissions compared with the same period in 2015.

Strategic Initiatives

Our business strategy includes an ongoing strategic review of our hospitals for possible divestitures based upon an analysis of financial performance, current competitive conditions, expected demographic trends, joint venture opportunities and capital allocation requirements.  As part of this strategy, we engage in initiatives, among others, to divest of underperforming assets, reduce our debt and refine our portfolio to a more sustainable group of hospitals with higher operating margins.  We anticipate that we may divest certain of our hospitals in the next 12 to 18 months.

As of June 30, 2016, we have received letters of intent from potential buyers related to certain hospitals, and as a result, have reclassified certain assets and liabilities of those hospitals as held for sale on our consolidated and combined balance sheet as of June 30, 2016.  As a result of management’s decision to divest these hospitals and potentially divest other hospitals, we analyzed our long-lived assets and goodwill for impairment.  As a result of this testing, we recorded $45.4 million of impairment related to property, equipment and capitalized software costs and $205.0 million of impairment to goodwill in the consolidated and combined statements of income for the three and six months ended June 30, 2016.  Our strategic review is ongoing, and we may be unable to divest any or all of these hospitals or realize proceeds from the sale of these hospitals.  In addition, we may have further impairment charges to both our asset values and goodwill as we continue to assess our hospitals for possible divestitures.

Healthcare Reform

Healthcare reform laws, particularly the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Healthcare Reform Law”), change how healthcare services are delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending and reductions in Medicare and Medicaid Disproportionate Share Hospital payments, and the establishment of programs in which reimbursement is tied to quality and care coordination. In addition, the Healthcare Reform Law reforms certain aspects of health insurance and contains provisions intended to strengthen fraud and abuse enforcement. The Healthcare Reform Law is expanding patient coverage through a combination of public program expansion and private sector health insurance and other reforms. Most of the provisions of the Healthcare Reform Law that seek to decrease the number of uninsured became effective January 1, 2014. However, the ongoing effect of the Healthcare Reform Law is uncertain as a result of a number of factors, including the 2016 federal election, efforts to repeal, expand or otherwise revise the law and uncertainty regarding how many states will ultimately implement the Medicaid expansion provisions of the law.

Electronic Health Record Incentives

Pursuant to the Health Information Technology for Economic and Clinical Health Act (“HITECH”), we are eligible to receive incentive payments under the Medicare and Medicaid programs for eligible hospitals and physician clinics that demonstrate meaningful use of certified Electronic Health Records (“EHR”) technology.  Each of our eligible hospitals and physician clinics has completed the initial adoption phase of EHR implementation and are currently in the process of implementing the remaining two phases.   EHR incentive payments are subject to audit and potential recoupment if it is determined that the applicable meaningful use standards were not met and are also subject to retrospective adjustment because the cost report data upon which the incentive payments are based are further subject to audit.

Although we believe that our hospital facilities are currently in compliance with the meaningful use standards, there can be no assurance that all of our facilities will remain in compliance and therefore not be subject to the HITECH penalty provisions.  We recognized $4.2 million and $7.6 million for the three months ended June 30, 2016 and 2015, respectively, and $8.5 million and $15.3 million for the six months ended June 30, 2016 and 2015, respectively, in our consolidated and combined statements of income as a reduction to operating costs and expenses.  We incur both capital expenditures and operating expenses in connection with the implementation of EHR technology initiatives. The amount and timing of these expenditures does not directly correlate with the timing of the receipt of EHR payments or the recognition of EHR incentives as earned.  As we move toward our full implementation of certified EHR technology in accordance with all three phases of the program, our EHR incentives will decline and ultimately end.  We expect our EHR incentives earned for the full year of 2016 will be in the range of $11 million to $12 million compared to $26 million for the year ended December 31, 2015.

Sources of Revenues

A summary of our operating revenues by payor source follows (dollars in thousands):

	Three Months Ended June 30,
	2016		2015
	$ Amount	% of Total	$ Amount	% of Total	Change in $	Change in %

Medicare	$167,549	28.0%	$156,649	25.7%	$10,900	2.3%
Medicaid	113,283	18.9%	103,972	17.1%	9,311	1.8%
Managed care and commercial	230,595	38.6%	259,984	42.7%	(29,389)	-4.1%
Self-pay	59,171	9.9%	57,181	9.4%	1,990	0.5%
Non-patient	27,565	4.6%	30,850	5.1%	(3,285)	-0.5%
Total net operating revenues, before provision for bad debts	$598,163	100.0%	$608,636	100.0%	$(10,473)

	Six Months Ended June 30,
	2016		2015
	$ Amount	% of Total	$ Amount	% of Total	Change in $	Change in %

Medicare	$343,083	28.3%	$331,373	27.3%	$11,710	1.0%
Medicaid	216,351	17.8%	208,306	17.1%	8,045	0.7%
Managed care and commercial	474,879	39.2%	495,752	40.8%	(20,873)	-1.6%
Self-pay	123,925	10.2%	120,095	9.9%	3,830	0.3%
Non-patient	54,409	4.5%	59,582	4.9%	(5,173)	-0.4%
Total net operating revenues, before provision for bad debts	$1,212,647	100.0%	$1,215,108	100.0%	$(2,461)

	Three Months Ended
	June 30, 2016		March 31, 2016
	$ Amount	% of Total	$ Amount	% of Total	Change in $	Change in %

Medicare	$167,549	28.0%	$175,534	28.6%	$(7,985)	-0.6%
Medicaid	113,283	18.9%	103,068	16.8%	10,215	2.1%
Managed care and commercial	230,595	38.6%	244,284	39.8%	(13,689)	-1.2%
Self-pay	59,171	9.9%	64,754	10.5%	(5,583)	-0.6%
Non-patient	27,565	4.6%	26,844	4.3%	721	0.3%
Total net operating revenues, before provision for bad debts	$598,163	100.0%	$614,484	100.0%	$(16,321)

As shown above, we receive a substantial portion of our operating revenues from the Medicare and Medicaid programs. The managed care and commercial portion of our operating revenues includes revenues from insurance companies, managed care plans and workers’ compensation carriers. As of June 30, 2016, Medicare Managed Care Advantage Plans have been reclassified from managed care and commercial revenues to Medicare revenues for all periods presented in the tables above.  Self-pay revenues are the portion of our operating revenues derived from patients who do not have any form of health insurance coverage and the patient responsibility portion from patients who have health insurance coverage. Non-patient revenues include our operating revenues from the hospital management advisory and consulting services provided by QHR, rental income and hospital cafeteria sales. In the future, we expect revenues received from the Medicare and Medicaid programs to increase due to the general aging of the population. In addition, Healthcare Reform Law has increased and is expected to continue to increase the number of insured patients in states that have expanded Medicaid, which in turn, is expected to reduce the percentage of revenues from self-pay patients. We have a much higher collectability rate associated with our historical collections of insured receivables than with our self-pay receivables.

Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. These reimbursement programs are complex and subject to interpretations of payor-specific contractual agreements and regulations that are frequently changing. Contractual allowances are recorded based on management’s best estimates in the period in which services are performed and a payment methodology is established with the patient.  Revisions to estimates are recorded in the periods in which they become known and final settlements, including those related to cost report settlements under the Medicare and Medicaid programs, are subject to adjustment based on administrative review and audit by third parties. For example, enforcement of the “two-midnight rule,” which subjects in-patient hospital stays of less than two midnights to medical review on a case-by-case basis beginning in 2016 may result in future reductions in the rate of reimbursement through the Medicare program.

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans are estimated and recorded in the period the related services are performed and are adjusted in future periods, as needed, until the final cost report settlements are determined. Contractual allowance adjustments related to previous program reimbursement estimates and final cost report settlements unfavorably impacted net revenues by $2.5 million and $11.2 million during the three months ended June 30, 2016 and 2015, respectively, and $4.4 million and $11.7 million during the six months ended June 30, 2016 and 2015, respectively.  The adjustments in the three and six months ended June 30, 2015 periods include the unfavorable impact of an $11.1 million Illinois cost report settlement which was recorded in 2014 and reversed in the second quarter of 2015 due to contract negotiations that were finalized in that quarter.  See Third Party Reimbursements in the Critical Accounting Policies section below for a summary of amounts due from and due to third-party payors for previous program reimbursement estimates and final cost report settlements.

Currently, several states utilize supplemental payment programs, including disproportionate share programs, for the purpose of providing reimbursement to providers to offset a portion of the costs of providing care to Medicaid and indigent patients. These programs are designed with input from Centers for Medicare and Medicaid Services (“CMS”) and are funded with a combination of state and federal resources, including, in certain instances, taxes or fees levied on the providers. Similar programs are also being considered by other states. The programs are generally authorized for a specified period of time and require CMS’s approval to be extended. CMS has indicated that it will take into account a state’s status with respect to expanding its Medicaid program in considering whether to extend these programs. We are unable to predict whether or on what terms CMS will extend these programs in the states in which we operate. Some of these programs are scheduled to expire in 2016.

We recognize operating revenues and related costs of revenues in the period in which amounts are estimable and collection is reasonably assured. The revenue earned under state supplemental payment programs is included in net operating revenues and included as Medicaid revenues in the payor sources tables above, and the expenses associated with the programs, including taxes, fees and other program-related costs (collectively, “provider taxes”), are included in other operating expenses in the consolidated and combined statements of income.

The table below summarizes the impact on income (loss) from operations related to state supplemental payment programs (in thousands):

	Three Months Ended		Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	March 31,
	2016	2015	2016	2015	2016	2016

State supplemental payment programs:
Revenues	$55,105	$49,838	$107,320	$105,217	$55,105	$52,215
Expenses	18,604	19,324	38,030	38,493	18,604	19,426
Total operating income from state supplemental payment programs	$36,501	$30,514	$69,290	$66,724	$36,501	$32,789

Results of Operations

A summary of our results of operations, including certain financial and operating data for the three and six months ended June 30, 2016 and 2015, is included below.  The definitions of certain terms used throughout the remainder of Item 2 on Management’s Discussion and Analysis of Financial Condition and Results of Operations follows:

Combined and Consolidated - Our financial statements include amounts and disclosures that have been derived from the consolidated financial statements and accounting records of CHS for the periods prior to the completion of the Spin-off Transaction in combination with the amounts and disclosures related to the stand-alone financial statements and accounting records of QHC after the Spin-off Transaction.

Same-Facility - Same-facility financial and operating data includes hospitals that are owned or leased during all periods presented as part of the Management Discussion and Analysis of Financial Condition and Results of Operations included in the Quarterly Report on Form 10-Q.  For all periods presented in this Quarterly Report on Form 10-Q, our same-facility operating results are the same as our consolidated and combined operating results; and therefore, we have not separately reported this information in the current Quarterly Report on Form 10-Q.

Admissions - Admissions represent the number of patients admitted for inpatient services.

Adjusted Admissions - Adjusted Admissions is computed by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

Emergency Room Visits - Emergency room visits represent the number of patients registered and treated in our emergency rooms.

Medicare Case Mix Index - Medicare case mix index is a relative value assigned to a diagnosis-related group of patients that is used in determining the allocation of resources necessary to treat the patients in that group. Medicare case mix index is calculated as the average case mix index for all Medicare admissions during the period.

Hospital Man-Hours per Adjusted Admission - Hospital man-hours per Adjusted Admission is calculated as total paid employed and contract labor hours divided by Adjusted Admissions. It is used by management as a measure of productivity.

Days Revenue Outstanding - Days revenue outstanding approximates the average collection period for patient accounts receivable.  It is calculated by dividing net patient accounts receivable at the end of the period by average net operating revenues per day for the most recent three months.  Net patient accounts receivable excludes the amounts reclassified to due from and due to third-party payors related to final cost report settlements and state supplemental payment programs. See Reclassifications in Note 2 – Basis of Presentation and Significant Accounting Policies in the accompanying consolidated and combined financial statements.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

A summary of our results of operations, both in dollars and as a percentage of net operating revenues, follows (dollars in thousands):

	Three Months Ended June 30,
	2016		2015
		% of		% of
	Amount	Revenues	Amount	Revenues

Operating revenues, net of contractual allowances and discounts	$598,163		$608,636
Provision for bad debts	68,426		70,284
Net operating revenues	529,737	100.0%	538,352	100.0%
Operating costs and expenses:
Salaries and benefits	264,886	50.0%	253,812	47.1%
Supplies	64,136	12.1%	61,663	11.5%
Other operating expenses	163,185	30.8%	158,811	29.5%
Depreciation and amortization	31,463	5.9%	32,141	6.0%
Rent	12,545	2.4%	12,065	2.2%
Electronic health records incentives earned	(4,247)	-0.8%	(7,624)	-1.4%
Legal and settlement costs	5,447	1.0%	-	0.0%
Impairment of long-lived assets and goodwill	250,400	47.3%	-	0.0%
Transaction costs related to the spin-off	1,177	0.2%	-	0.0%
Total operating costs and expenses	788,992	148.9%	510,868	94.9%
Income (loss) from operations	(259,255)	-48.9%	27,484	5.1%
Interest expense, net	29,276	5.6%	23,828	4.4%
Income (loss) before income taxes	(288,531)	-54.5%	3,656	0.7%
Provision for (benefit from) income taxes	(44,565)	-8.4%	1,451	0.3%
Net income (loss)	(243,966)	-46.1%	2,205	0.4%
Less: Net income attributable to noncontrolling interests	1,095	0.2%	775	0.1%
Net income (loss) attributable to Quorum Health Corporation	$(245,061)	-46.3%	$1,430	0.3%

Revenues

The following table provides information on our net operating revenues (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Variance	% Variance

Consolidated and combined:
Operating revenues, net of contractual allowances and discounts	$598,163	$608,636	$(10,473)	-1.7%
Provision for bad debts	68,426	70,284	(1,858)	-2.6%
Total net operating revenues	$529,737	$538,352	$(8,615)	-1.6%
Net operating revenues per Adjusted Admission	$8,987	$8,907	$80	0.9%
Net patient revenues per Adjusted Admission	$9,681	$9,559	$122	1.3%

The following table provides information on certain drivers of our net operating revenues:

	Three Months Ended June 30,
	2016	2015	Variance	% Variance

Consolidated and combined:
Number of licensed beds	3,579	3,592	(13)	-0.4%
Admissions	23,618	24,442	(824)	-3.4%
Adjusted Admissions	58,942	60,444	(1,502)	-2.5%
Emergency room visits	182,301	184,487	(2,186)	-1.2%
Medicare case mix index	1.38	1.35	0.03	2.2%

Net operating revenues for the three months ended June 30, 2016 decreased $8.6 million compared to the three months ended June 30, 2015.  This decrease was further impacted by an $11.1 million unfavorable contractual adjustment resulting from an Illinois cost report settlement which was recorded in 2014 and reversed in the second quarter of 2015 due to contract negotiations that were finalized in that quarter. Excluding the impact of this unfavorable item in the three months ended June 30, 2015, the decline in net operating revenues was $19.7 million.  We experienced declines in Admissions, Adjusted Admissions, Emergency room visits, and surgical cases with growth in outpatient registrations. More specifically, we noted declines in obstetrics cases, predominately due to fewer births, as well as cardiology and cardiovascular gastroenterology cases, and respiratory cases as a result of a lighter flu season, offset by an increase in orthopedic cases. We were also impacted by a payor mix shift from managed care and commercial to Medicare, Medicaid and self-pay payors, which typically pay at lower rates.  Our overall net operating revenues decline was due, in part, to a decrease of approximately $7 million in net operating revenues of certain underperforming hospitals that we are currently evaluating as divestiture candidates.  Non-patient revenues decreased $3.3 million in the three months ended June 30, 2016 compared to the 2015 period primarily due to less managed contracts and consulting services related to our QHR business in the 2016 period.

Provision for Bad Debts

The provision for bad debts was 13.0% and 13.1%, as a percentage of net operating revenues, for the three months ended June 30, 2016 when compared to the three months ended June 30, 2015.

Salaries and Benefits

The following table provides information on our salaries and benefits expenses (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Variance	% Variance

Consolidated and combined:
Salaries and benefits	$264,886	$253,812	$11,074	4.4%
Salaries and benefits per Adjusted Admission	$4,494	$4,199	$295	7.0%
Hospital Man-Hours per Adjusted Admission	103.9	102.9	1.0	1.0%

Salaries and benefits increased $11.1 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to a shift in corporate salaries and benefits from an allocation of corporate management fees as a result of the Spin-off Transaction on April 29, 2016.  Prior to the Spin-off Transaction, corporate management fees for corporate functions of CHS were allocated to QHC, including services such as, among others, executive and divisional management, treasury, accounting, risk management, legal, procurement, human resources, information technology support and other administrative support services.  These corporate management fees were included in other operating expenses.  For the three months ended June 30, 2016, we had approximately two months of salaries and benefits expense related to our corporate office, resulting in a $6.5 million increase compared to the three months ended June 30, 2015. Included in this increase was stock-based compensation expense of $1.9 million for QHC and CHS restricted stock awards held at the time of the Spin-off Transaction and QHC restricted stock awards granted after the Spin-off Transaction.  We also had approximately $3.5 million of additional medical benefits costs following the Spin-off Transaction that resulted from additional liability for estimated claims under our new employee health plan.

Supplies

The following table provides information on our supplies expense (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Variance	% Variance

Consolidated and combined:
Supplies	$64,136	$61,663	$2,473	4.0%
Supplies per Adjusted Admission	$1,088	$1,020	$68	6.7%

Supplies expense increased $2.5 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decline in supplies expense as a result of lower patient service volumes was offset by a reduction in rebates and administrative fee reimbursements from the renegotiated contract with our group purchasing organization in connection with the Spin-off Transaction, which resulted in an unfavorable impact of $1.6 million on supplies expense.

Other Operating Expenses

The following table provides information on our other operating expenses (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Variance	% Variance

Consolidated and combined:
Purchased services	$62,477	$59,041	$3,436	5.8%
Taxes and insurance	34,261	31,534	2,727	8.6%
Medical specialist fees	25,182	20,579	4,603	22.4%
Repairs and maintenance	10,730	11,562	(832)	-7.2%
Utilities	7,001	7,038	(37)	-0.5%
Management fees from Parent	2,966	9,048	(6,082)	-67.2%
Other miscellaneous operating expenses	20,568	20,009	559	2.8%
Total other operating expenses	$163,185	$158,811	$4,374	2.8%

Other operating expenses increased $4.4 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to increases in purchased services, taxes and insurance and medical specialist fees.  The purchased services increase was primarily driven by the increased costs of the transition services agreements, increases in contract labor and the costs of becoming a public company.  The costs of the transition services agreements and amounts allocated from CHS increased $1.8 million for the three months ended June 30, 2016 compared to amounts allocated by CHS for the same period in 2015. We estimate the annual costs of the transition services agreements to be approximately $9 million to $10 million higher than amounts previously allocated by CHS prior to the Spin-off Transaction. The increase in taxes and insurance was primarily due to $2.1 million of Illinois tax credits that were recorded in the three months ended June 30, 2015 with no comparable credits in the three months ended June 30, 2016.  Medical specialist fees increased as a result of renegotiated contracts related to emergency room services and subsidies to various third parties, including hospitalists.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.7 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  As a percentage of net operating revenues, depreciation and amortization was comparable for these periods.

Rent

Rent expense increased $0.5 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  As a percentage of net operating revenues, rent expense was comparable for these periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned decreased $3.4 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to the decrease in activity as we move closer toward full implementation of EHR.

See the Revenues section above and Note 2 – Basis of Presentation and Significant Accounting Policies in the accompanying consolidated and combined financial statements for additional information on EHR.

Legal and Settlement Costs

Legal and settlement costs of $5.4 million were recognized during the three months ended June 30, 2016 primarily related to estimated costs associated with a QHR matter.  See Note 17 – Commitments and Contingencies in the accompanying consolidated and combined financial statements.

Impairment of Long-Lived Assets and Goodwill

Impairment of long-lived assets and goodwill of $250.4 million in the three months ended June 30, 2016 included $45.4 million of impairment to reduce certain long-lived asset values in property, equipment and capitalized software based on management’s decision to divest certain hospitals and evaluate other hospitals for divestiture. As of June 30, 2016, we reclassified certain assets and liabilities of hospitals for which we have received letters of intent from potential buyers to held for sale in our consolidated and combined balance sheet as of June 30, 2016.  Furthermore, we evaluated the estimated relative fair value of the hospitals held for sale in relation to the overall fair value of our hospital reporting unit as of September 30, 2015, the date of our last goodwill impairment analysis, and recognized goodwill impairment charges of $5.0 million in the three months ended June 30, 2016. In addition, we recorded a goodwill impairment charge of $200.0 million which represents management’s best estimate of fair value and the resulting implied goodwill related to our hospital reporting unit in step two of our interim goodwill impairment evaluation. Any increases or decreases in the fair value and resulting implied value of goodwill will be recorded when the evaluation is complete, and such changes could be material.

Interest Expense, Net

The following table provides information on interest expense, net (in thousands):

	Three Months Ended June 30,
	2016	2015

Senior Credit Facility:
Revolving Credit Facility	$85	$-
Term Loan Facility	10,432	-
ABL Credit Facility	82	-
Senior Notes	8,914	-
Amortization of debt issuance costs and discounts	1,191	-
All other interest expense (income), net	(359)	(182)
Total interest expense, net, from long-term debt	20,345	(182)
Due to Parent, net	8,931	24,010
Total interest expense, net	$29,276	$23,828
Interest expense, net increased $5.4 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to the new debt structure put in place in connection with the Spin-off Transaction.  Historically, we were charged interest on the amounts due to CHS at various rates ranging from 4% to 7%.  Interest computations on this indebtedness were based on the outstanding balance of Due to Parent, net at the end of each month.  This debt was extinguished on April 29, 2016.  Interest expense for the period following the Spin-off Transaction is calculated based on the terms of the credit agreements and senior notes. The effective interest rates for our Senior Credit Facility and Senior Notes were approximately 7.6% and 12.5%, respectively, at June 30, 2016. See Liquidity and Capital Resources below and Note 6 – Long-Term Debt in the accompanying consolidated and combined financial statements for additional information on our new indebtedness.

Provision for (Benefit from) Income Taxes

The provision for income taxes was an income tax benefit of $44.6 million for the three months ended June 30, 2016 and income tax expense of $1.5 million for the three months ended June 30, 2015.  Our effective tax rates were 15.4% and 39.7% for the three months ended June 30, 2016 and 2015, respectively.  The decrease in our effective tax rate was primarily due to our pre-tax loss in the 2016 period and the impact of the increase in non-deductible expenses for goodwill impairment and certain Spin-off Transaction costs in the 2016 period.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $0.3 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  As a percentage of net operating revenues, net income (loss) attributable to noncontrolling interests was comparable for these periods.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

A summary of our results of operations, both in dollars and as a percentage of net operating revenues, follows (dollars in thousands):

	Six Months Ended June 30,
	2016		2015
		% of		% of
	Amount	Revenues	Amount	Revenues

Operating revenues, net of contractual allowances and discounts	$1,212,647		$1,215,108
Provision for bad debts	133,359		129,139
Net operating revenues	1,079,288	100.0%	1,085,969	100.0%
Operating costs and expenses:
Salaries and benefits	521,748	48.3%	513,878	47.3%
Supplies	127,797	11.8%	126,215	11.6%
Other operating expenses	327,648	30.5%	311,051	28.6%
Depreciation and amortization	62,620	5.8%	63,839	5.9%
Rent	25,094	2.3%	24,502	2.3%
Electronic health records incentives earned	(8,455)	-0.8%	(15,331)	-1.4%
Legal and settlement costs	5,688	0.5%	-	0.0%
Impairment of long-lived assets and goodwill	250,400	23.2%	-	0.0%
Transaction costs related to the spin-off	4,912	0.5%	-	0.0%
Total operating costs and expenses	1,317,452	122.1%	1,024,154	94.3%
Income (loss) from operations	(238,164)	-22.1%	61,815	5.7%
Interest expense, net	56,728	5.2%	49,630	-4.6%
Income (loss) before income taxes	(294,892)	-27.3%	12,185	1.1%
Provision for (benefit from) income taxes	(46,239)	-4.3%	4,156	0.4%
Net income (loss)	(248,653)	-23.0%	8,029	0.7%
Less: Net income attributable to noncontrolling interests	1,410	0.2%	400	0.0%
Net income (loss) attributable to Quorum Health Corporation	$(250,063)	-23.2%	$7,629	0.7%

Revenues

The following table provides information on our net operating revenues (dollars in thousands):

	Six Months Ended June 30,
	2016	2015	Variance	% Variance

Consolidated and combined:
Operating revenues, net of contractual allowances and discounts	$1,212,647	$1,215,108	$(2,461)	-0.2%
Provision for bad debts	133,359	129,139	4,220	3.3%
Total net operating revenues	$1,079,288	$1,085,969	$(6,681)	-0.6%
Net operating revenues per Adjusted Admission	$9,089	$9,068	$21	0.2%
Net patient revenues per Adjusted Admission	$9,754	$9,649	$105	1.1%

The following table provides information on certain drivers of our net operating revenues:

	Six Months Ended June 30,
	2016	2015	Variance	% Variance

Consolidated and combined:
Number of licensed beds	3,579	3,592	(13)	-0.4%
Admissions	48,610	49,990	(1,380)	-2.8%
Adjusted Admissions	118,746	119,760	(1,014)	-0.8%
Emergency room visits	367,235	363,359	3,876	1.1%
Medicare case mix index	1.37	1.35	0.02	1.5%

Net operating revenues for the six months ended June 30, 2016 decreased $6.7 million compared to the six months ended June 30, 2015.  This decrease was further impacted by the $11.1 million unfavorable contractual adjustment resulting from the Illinois cost report settlement described in the three months ended June 30, 2016 discussion above.  Excluding the impact of this reversal, the decline in net operating revenues was $17.8 million for the 2016 period when compared to the 2015 period.  We experienced declines in Admissions, Adjusted Admissions and surgical cases, partially offset by increases in Emergency room visits, outpatient registrations and an extra day of business in the 2016 period for leap year day. More specifically, we noted declines in obstetrics cases, predominately due to fewer births, as well as cardiology and cardiovascular gastroenterology cases, and respiratory cases as a result of a lighter flu season, offset by an increase in orthopedic cases. Our payor mix negatively impacted net operating revenues due to the shift from managed care and commercial to Medicare, Medicaid and self-pay payors, which typically pay at lower rates.  Our overall net operating revenues decline was due, in part, to a decrease of approximately $11 million in the net operating revenues of certain underperforming hospitals that we are currently evaluating as divestiture candidates. Non-patient revenues decreased $5.2 million in the six months ended June 30, 2016 compared to the 2015 period primarily due to  less managed contracts and consulting services related to the QHR business in the 2016 period.

Provision for Bad Debts

The provision for bad debts increased $4.2 million primarily due to a $1.8 million increase to the allowance for doubtful accounts resulting from the most recent hindsight analysis completed in the first quarter of 2016.  The remainder of the increase was due, in part, to the increase in self-pay revenues in the 2016 period when compared to the 2015 period.

Salaries and Benefits

The following table provides information on our salaries and benefits expenses (dollars in thousands):

	Six Months Ended June 30,
	2016	2015	Variance	% Variance

Consolidated and combined:
Salaries and benefits	$521,748	$513,878	$7,870	1.5%
Salaries and benefits per Adjusted Admission	$4,394	$4,291	$103	2.4%
Hospital man-hours per Adjusted Admission	103.0	103.8	(0.8)	-0.8%

Salaries and benefits increased $7.9 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to a shift in corporate salaries and benefits from an allocation of corporate management fees as a result of the Spin-off Transaction on April 29, 2016.  Prior to the Spin-off Transaction, corporate management fees for corporate functions of CHS were allocated to QHC, as described above.  For the six months ended June 30, 2016, we had approximately two months of salaries and benefits expense related to our corporate office resulting in a $6.5 million increase compared to the six months ended June 30, 2015. Included in this increase was stock-based compensation expense of $1.9 million for QHC and CHS restricted stock awards held at the time of the Spin-off Transaction and QHC restricted stock awards granted after the Spin-off Transaction.  We also had approximately $3.5 million of additional medical benefits costs following the Spin-off Transaction that resulted from additional liability for estimated claims under our new employee health plan.

Supplies

The following table provides information on our supplies expense (dollars in thousands):

	Six Months Ended June 30,
	2016	2015	Variance	% Variance

Consolidated and combined:
Supplies	$127,797	$126,215	$1,582	1.3%
Supplies per Adjusted Admission	$1,076	$1,054	$22	2.1%

Supplies expense increased $1.6 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decline in supplies expense as a result of lower patient service volumes was offset by a reduction in rebates and administrative fee reimbursements from the renegotiated contract with our group purchasing organization in connection with the Spin-off Transaction, which resulted in an unfavorable impact of $1.6 million on supplies expense.

Other Operating Expenses

The following table provides information on our other operating expenses (dollars in thousands):

	Six Months Ended June 30,
	2016	2015	Variance	% Variance

Consolidated and combined:
Purchased services	$124,218	$116,406	$7,812	6.7%
Taxes and insurance	69,567	59,339	10,228	17.2%
Medical specialist fees	49,532	40,267	9,265	23.0%
Repairs and maintenance	21,966	23,296	(1,330)	-5.7%
Utilities	14,156	14,367	(211)	-1.5%
Management fees from Parent	11,792	17,964	(6,172)	-34.4%
Other miscellaneous operating expenses	36,417	39,412	(2,995)	-7.6%
Total other operating expenses	$327,648	$311,051	$16,597	5.3%

Other operating expenses increased $16.6 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to increases in purchased services, taxes and insurance and medical specialist fees. The purchased services increase was primarily driven by the increased costs of the transition services agreements, increases in contract labor and the costs of becoming a public company. The costs of the transition services agreements and amounts allocated from CHS increased $2.7 million for the six months ended June 30, 2016 compared to amounts allocated by CHS for the same period in 2015. We estimate the annual costs of the transition services agreements to be approximately $9 million to $10 million higher than amounts previously allocated by CHS prior to the Spin-off Transaction. The increase in taxes and insurance was primarily due to $7.7 million of Illinois tax credits that were recorded in the six months ended June 30, 2015 with no comparable credits in the six months ended June 30, 2016. Medical specialist fees increased as a result of renegotiated contracts related to emergency room services and subsidies to various third parties, including hospitalists.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.2 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  As a percentage of net operating revenues, depreciation and amortization was comparable for these periods.

Rent

Rent expense increased $0.6 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  As a percentage of net operating revenues, rent expense was comparable for these periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned decreased $6.9 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to the decrease in activity as we move closer toward full implementation of EHR.  See the Revenues section above and Note 2 – Basis of Presentation and Significant Accounting Policies in the accompanying consolidated and combined financial statements for additional information on EHR.

Legal and Settlement Costs

Legal and settlement costs of $5.7 million were recognized during the six months ended June 30, 2016 related to estimated costs associated with a QHR matter. See Note 17 – Commitments and Contingencies in the accompanying consolidated and combined financial statements.

Impairment of Long-Lived Assets and Goodwill

Impairment of long-lived assets and goodwill of $250.4 million for the six months ended June 30, 2016 included $45.4 million of impairment to reduce certain long-lived asset values and $205.0 million of goodwill impairment, as described in the three months ended June 30, 2016 and 2015 discussion above.

Interest Expense, Net

The following table provides information on interest expense, net (in thousands):

	Six Months Ended June 30,
	2016	2015

Senior Credit Facility:
Revolving Credit Facility	$85	$-
Term Loan Facility	10,432	-
ABL Credit Facility	82	-
Senior Notes	8,914	-
Amortization of debt issuance costs and discounts	1,191	-
All other interest expense (income), net	210	237
Total interest expense, net, from long-term debt	20,914	237
Due to Parent, net	35,814	49,393
Total interest expense, net	$56,728	$49,630

Interest expense, net increased $7.1 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to the new debt structure put in place in connection with the Spin-off Transaction, as described above. The effective interest rates for our senior credit facility and senior notes were approximately 7.6% and 12.5%, respectively, at June 30, 2016. See Liquidity and Capital Resources below and Note 6 – Long-Term Debt in our accompanying consolidated and combined financial statements for additional information on our new indebtedness.

Provision for (Benefit from) Income Taxes

The provision for income taxes was an income tax benefit of $46.2 million for the six months ended June 30, 2016 and income tax expense of $4.2 million for the six months ended June 30, 2015.  Our effective tax rates were 15.7% and 34.1% for the six months ended June 30, 2016 and 2015, respectively.  The decrease in our effective tax rate was primarily due to our pre-tax loss in the 2016 period and the impact of the increase in non-deductible expenses for goodwill impairment and certain Spin-off Transaction costs in the 2016 period.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $1.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  As a percentage of net operating revenues, net income (loss) attributable to noncontrolling interests was comparable for these periods.

Three Months Ended June 30, 2016 Compared to Three Months Ended March 31, 2016

We have disclosed a comparison of our operating results on a sequential quarter basis below because we believe that this information is meaningful in the second quarter due to the impact the Spin-off Transaction, transition services agreements and divestiture candidates that we are able to target now that we are an independent company.

A summary of our results of operations, both in dollars and as a percentage of net operating revenues, follows (dollars in thousands):

	Three Months Ended
	June 30, 2016		March 31, 2016
		% of		% of
	Amount	Revenues	Amount	Revenues

Operating revenues, net of contractual allowances and discounts	$598,163		$614,484
Provision for bad debts	68,426		64,933
Net operating revenues	529,737	100.0%	549,551	100.0%
Operating costs and expenses:
Salaries and benefits	264,886	50.0%	256,862	46.7%
Supplies	64,136	12.1%	63,661	11.6%
Other operating expenses	163,185	30.8%	164,463	30.0%
Depreciation and amortization	31,463	5.9%	31,157	5.7%
Rent	12,545	2.4%	12,549	2.3%
Electronic health records incentives earned	(4,247)	-0.8%	(4,208)	-0.8%
Legal and settlement costs	5,447	1.0%	241	0.0%
Impairment of long-lived assets and goodwill	250,400	47.3%	-	0.0%
Transaction costs related to the spin-off	1,177	0.2%	3,735	0.7%
Total operating costs and expenses	788,992	148.9%	528,460	96.2%
Income (loss) from operations	(259,255)	-48.9%	21,091	3.8%
Interest expense, net	29,276	5.6%	27,452	5.0%
Income (loss) before income taxes	(288,531)	-54.5%	(6,361)	-1.2%
Provision for (benefit from) income taxes	(44,565)	-8.4%	(1,674)	-0.3%
Net income (loss)	(243,966)	-46.1%	(4,687)	-0.9%
Less: Net income attributable to noncontrolling interests	1,095	0.2%	315	0.0%
Net income (loss) attributable to Quorum Health Corporation	$(245,061)	-46.3%	$(5,002)	-0.9%

Revenues

The following table provides information on our net operating revenues (dollars in thousands):

	Three Months Ended
	June 30, 2016	March 31, 2016	Variance	% Variance

Consolidated and combined:
Operating revenues, net of contractual allowances and discounts	$598,163	$614,484	$(16,321)	-2.7%
Provision for bad debts	68,426	64,933	3,493	5.4%
Total net operating revenues	$529,737	$549,551	$(19,814)	-3.6%
Net operating revenues per Adjusted Admission	$8,987	$9,190	$(203)	-2.2%
Net patient revenues per Adjusted Admission	$9,681	$9,827	$(146)	-1.5%

The following table provides information on certain drivers of our net operating revenues:

	Three Months Ended
	June 30, 2016	March 31, 2016	Variance	% Variance

Consolidated and combined:
Number of licensed beds	3,579	3,577	2	0.1%
Admissions	23,618	24,992	(1,374)	-5.5%
Adjusted Admissions	58,942	59,801	(859)	-1.4%
Emergency room visits	182,301	184,934	(2,633)	-1.4%
Medicare case mix index	1.38	1.36	0.0	1.5%

Net operating revenues for the three months ended June 30, 2016 decreased $19.8 million compared to the three months ended March 31, 2016.  On a sequential quarter basis, we experienced declines in Admissions, Adjusted Admissions, Emergency Room Visits and outpatient registrations, and additionally lower inpatient volumes, partially offset by increased outpatient services. More specifically, we noted declines in obstetrics cases, predominately due to fewer births, as well as cardiology and cardiovascular gastroenterology cases, and respiratory cases as a result of a lighter flu season, offset by an increase in orthopedic cases. In addition, we experienced declines in each payor category, as a percentage of net operating revenues, in the second quarter of 2016 when compared to the first quarter, except in Medicaid, which is typically a lower pay rate category.  Our overall net operating revenues decline was due, in part, to a decrease of approximately $5 million in the net operating revenues of certain underperforming hospitals that we are currently evaluating as divestiture candidates.

Provision for Bad Debts

The provision for bad debts increased $3.5 million, or 5.4% for the three months ended June 30, 2016 compared to the three months ended March 31, 2016, primarily due to a $1.8 million increase to the allowance for doubtful accounts resulting from the most recent hindsight analysis completed in the first quarter of 2016.

Salaries and Benefits

The following table provides information on our salaries and benefits expenses (dollars in thousands):

	Three Months Ended
	June 30, 2016	March 31, 2016	Variance	% Variance

Consolidated and combined:
Salaries and benefits	$264,886	$256,862	$8,024	3.1%
Salaries and benefits per Adjusted Admission	$4,494	$4,295	$199	4.6%
Hospital man-hours per Adjusted Admission	103.9	102.1	1.8	1.8%

Salaries and benefits increased $8.0 million during the three months ended June 30, 2016 compared to the three months ended March 31, 2016 primarily due to a shift in corporate salaries and benefits from an allocation of corporate management fees as a result of the Spin-off Transaction on April 29, 2016.  Prior to the Spin-off Transaction, corporate management fees for corporate functions of CHS were allocated to QHC hospitals, including services such as, among others, executive and divisional management, treasury, accounting, risk management, legal, procurement, human resources, information technology support and other administrative support services.  These corporate management fees were included in other operating expenses.  For the three months ended June 30, 2016, we had approximately two months of salaries and benefits expense related to our corporate office resulting in a $6.5 million increase compared to the three months ended March 31, 2016. Included in this increase was stock-based compensation expense of $1.9 million for QHC and CHS restricted stock awards held at the time of the Spin-off Transaction and QHC restricted stock awards granted after the Spin-off Transaction.  We also had approximately $3.5 million of additional medical benefits costs following the Spin-off Transaction that resulted from additional liability for estimated claims under our new employee health plan.

Supplies

The following table provides information on our supplies expense (dollars in thousands):

	Three Months Ended
	June 30, 2016	March 31, 2016	Variance	% Variance

Consolidated and combined:
Supplies	$64,136	$63,661	$475	0.7%
Supplies per Adjusted Admission	$1,088	$1,065	$23	2.2%

Supplies expense was comparable for the three months ended June 30, 2016 to the three months ended March 31, 2016.  The decline in supplies expense as a result of lower patient service volumes was offset by a reduction in rebates and administrative fee reimbursements from the renegotiated contract with our group purchasing organization in connection with the Spin-off Transaction, which resulted in an unfavorable impact of $1.5 million on supplies expense.

Other Operating Expenses

The following table provides information on our other operating expenses (dollars in thousands):

	Three Months Ended
	June 30, 2016	March 31, 2016	Variance	% Variance

Consolidated and combined:
Purchased services	$62,477	$61,741	$736	1.2%
Taxes and insurance	34,261	35,306	(1,045)	-3.0%
Medical specialist fees	25,182	24,350	832	3.4%
Repairs and maintenance	10,730	11,236	(506)	-4.5%
Utilities	7,001	7,155	(154)	-2.2%
Management fees from Parent	2,966	8,826	(5,860)	-66.4%
Other miscellaneous operating expenses	20,568	15,849	4,719	29.8%
Total other operating expenses	$163,185	$164,463	$(1,278)	-0.8%

Other operating expenses decreased $1.3 million for the three months ended June 30, 2016 compared to the three months ended March 31, 2016 primarily due to the fact that we had three months of allocations from CHS for corporate office functions in the first quarter and only one month in the second quarter.  The majority of these costs are now recorded as salaries and benefits since we became an independent company.  We had a partially offsetting increase in purchased services for the second quarter compared to the first quarter primarily due to the incremental costs associated with the transition services agreements. The costs of the transition services agreements and amounts allocated from CHS increased $1.5 million for the three months ended June 30, 2016 compared to amounts allocated by CHS for the three months ended March 31, 2016. We estimate the annual costs of the transition services agreements to be approximately $9 million to $10 million higher than amounts previously allocated by CHS prior to the Spin-off Transaction. Medical specialist fees increased as a result of increased subsidies related to emergency room services and hospitalists as previously discussed.

Depreciation and Amortization

Depreciation and amortization expense increased $0.3 million during the three months ended June 30, 2016 compared to the three months ended March 31, 2016.

Rent

Rent expense was $12.5 million for each the three months ended June 30, 2016 and March 31, 2016. As a percentage of net operating revenues, rent expense was comparable for both periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned were comparable for the three months ended June 30, 2016 and the three months ended March 31, 2016.  We anticipate that our total incentives earned for the full year 2016 will be approximately $11 to $12 million.

Legal and Settlement Costs

Legal and settlement costs increased $5.2 million to $5.4 million in the three months ended June 30, 2016 primarily related to estimated costs associated with a QHR matter. See Note 17 – Commitments and Contingencies in the accompanying consolidated and combined financial statements.

Impairment of Long-Lived Assets and Goodwill

Impairment of long-lived assets and goodwill of $250.4 million in the three months ended June 30, 2016 included $45.4 million of impairment to reduce certain long-lived asset values and $205.0 million of goodwill impairment as described above.

Interest Expense, Net

The following table provides information on interest expense, net (in thousands):

	Three Months Ended
	June 30, 2016	March 31, 2016

Senior Credit Facility:
Revolving Credit Facility	$85	$-
Term Loan Facility	10,432	-
ABL Credit Facility	82	-
Senior Notes	8,914	-
Amortization of debt issuance costs and discounts	1,191	-
All other interest expense (income), net	(359)	569
Total interest expense, net, from long-term debt	20,345	569
Due to Parent, net	8,931	26,883
Total interest expense, net	$29,276	$27,452

Interest expense, net increased $1.8 million for the three months ended June 30, 2016 compared to the three months ended March 31, 2016 primarily due to the new debt structure put in place in connection with the Spin-off Transaction on April 29, 2016, as described above. The effective interest rates for our senior credit facility and senior notes were approximately 7.6% and 12.5%, respectively, at June 30, 2016. See Liquidity and Capital Resources below and Note 6 – Long-Term Debt in the accompanying consolidated and combined financial statements for additional information on our new indebtedness.

Provision for (Benefit from) Income Taxes

We had an income tax benefit of $44.6 million in the three months ended June 30, 2016 compared to $1.7 million in the three months ended March 31, 2016.  Our effective tax rates were 15.4% and 26.3% for the three months ended June 30, 2016 and March 31, 2016, respectively.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $0.8 million for the three months ended June 30, 2016 compared to the three months ended March 31, 2016.  As a percentage of net operating revenues, net income (loss) attributable to noncontrolling interests was comparable for these periods.

Liquidity and Capital Resources

Liquidity and Capital Resources Outlook

Our primary sources of liquidity are cash flows from operations and availability under our revolving credit facilities.  We believe that these amounts will be adequate to service our existing debt, and finance internal growth and fund capital expenditures over the next 12 months and into the foreseeable future.  We are currently in the process of completing a strategic review of our hospitals for possible divestitures over the next 12 to 18 months based upon analysis of financial performance, current competitive conditions, expected demographic trends, joint venture opportunities and capital allocation requirements. We have received letters of intent from potential buyers related to certain hospitals. Our divestitures activity is consistent with our business strategy, which we discuss in the Information Statement Summary section of the Form 10, which includes, among other initiatives, engaging in initiatives to divest of underperforming assets, reduce our debt and refine our portfolio to a more sustainable group of hospitals with higher operating margins. Our strategic review is ongoing, and we may be unable to divest any or all of these hospitals or realize proceeds from the sale of these hospitals. We currently anticipate that the proceeds from any divestitures we make of underperforming hospitals will be used to reduce our debt.

Our business strategy also includes seeking opportunities for growth through larger acquisitions; however, this may require additional financing, which will require consideration of our existing debt covenants and limitations on incurring future debt.  See Note 6 – Long-Term Debt and Note 17 – Commitments and Contingencies in our accompanying consolidated and combined financial statements for additional information on our indebtedness and significant commitments and contingencies, respectively.

The financial measure of free operating cash flow, which is not a U.S. GAAP measure, is an important liquidity measure for us. Our computation of free operating cash flow consists of net cash flows provided by operating activities reduced by capital expenditures for property, equipment and software.  We believe that free operating cash flow is useful to investors and management as a measure of our ability to generate cash and to repay and incur additional debt. Free operating cash flow does not fully reflect our ability to freely deploy generated cash, as it does not reflect required debt payments or other fixed obligations. Computations of free operating cash flow may differ from company to company.  As a result, we believe that free operating cash flow should be used as a complement to, and in conjunction with, our consolidated and combined statements of cash flows.

Our statement of cash flows for the three and six months ended June 30, 2016 when compared to the 2015 periods, respectively, are significantly impacted by the completion of the Spin-off Transaction on April 29, 2016.  Following the Spin-off Transaction, we own and manage our own cash depository and disbursement accounts, whereas all of our cash activity was managed through Due to Parent, net under CHS’ cash management program prior to the Spin-off Transaction.  Our statement of cash flows for the three and six months ended June 30, 2016 includes the one month and four month periods, respectively, prior to the Spin-off Transaction on a similar basis to the 2015 period.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

A summary of our cash flows follows (in thousands):

	Three Months Ended June 30,
	2016	2015	$ Variance

Net cash provided by operating activities	$36,796	$56,346	$(19,550)
Net cash used in investing activities	(21,153)	(13,097)	(8,056)
Net cash provided by (used in) financing activities	38,506	(48,072)	86,578
Net change in cash and cash equivalents	$54,149	$(4,823)	$58,972

The following table provides additional information on our cash flows, including free operating cash flow (in thousands):

	Three Months Ended June 30,
	2016	2015	$ Variance

Net cash provided by operating activities	$36,796	$56,346	$(19,550)
Capital expenditures for property, equipment and software	(21,645)	(12,135)	(9,510)
Total free operating cash flow	15,151	44,211	(29,060)
Acquisitions, net of cash acquired	-	(2,012)	2,012
Proceeds from sales of property and equipment	-	2,917	(2,917)
Borrowings of long-term debt	1,255,500	75	1,255,425
Repayments of long-term debt	(3,188)	(340)	(2,848)
Increase (decrease) in Due to Parent, net	31,669	(42,939)	74,608
Increase (decrease) in receivables facility, net	-	(2,854)	2,854
Payments of debt issuance costs	(28,003)	-	(28,003)
Cash paid to Parent in spin-off transaction	(1,217,336)	-	(1,217,336)
All other transactions	356	(3,881)	4,237
Net change in cash and cash equivalents	$54,149	$(4,823)	$58,972

Net cash provided by operating activities was $36.8 million for the three months ended June 30, 2016 compared to $56.3 million for the three months ended June 30, 2015, a decrease of $19.6 million. Net cash provided by operating activities was impacted by a $246.2 million decrease in net income for the 2016 period when compared to the 2015 period; however this decrease was due, in part, to non-cash expenses attributable to the period following the Spin-off Transaction that did not exist in the 2015 period.  These incremental non-cash expenses were $0.7 million of non-cash interest expense primarily for amortization of debt issuance costs and discounts, $1.9 million of stock-based compensation expense, $250.4 million related to impairment charges and $5.4 million related to self-insurance reserves, partially offset by $47.5 million of deferred tax benefit.

The net increase in cash flows from operating assets and liabilities when comparing the three months ended June 30, 2016 to the three months ended June 30, 2015 was $15.2 million.  The primary drivers of this change that relate to the Spin-off Transaction include approximately $20.0 million increase in accounts payable, primarily due to our independent management of cash, $19.3 million related to accrued interest on our new debt structure and $3.5 million of employee health insurance accrual related to our new medical benefits plan.  These amounts were partially offset by unusual favorability in the 2015 three month period from collections of receivables that built up in 2014 and were collected in 2015 related to Illinois and California state supplemental payment programs and a system conversion in 2014 at one of our hospitals.

Net cash used in investing activities increased $8.1 million to $21.2 million in the three months ended June 30, 2016 from $13.1 million in the three months ended June 30, 2015. Our expenditures for property and equipment increased $9.9 million primarily due to approximately $10 million of costs incurred in the 2016 period for the construction of the patient tower and expanded surgical capacity at our Springfield, Oregon hospital.  Payments for acquisitions in the 2015 period of $2.0 million related to the purchase of a diagnostic imaging center in the Springfield, Oregon market where our hospital is located.  We also received proceeds from the sale of a building near one of our hospitals in the 2015 period of $2.7 million with no comparable property sales in the 2016 period.

Net cash provided by financing activities was $38.5 million for the three months ended June 30, 2016 compared to net cash used in financing activities of $48.1 million in the three months ended June 30, 2015.  In connection with the Spin-off Transaction on April 29, 2016, we borrowed $880 million under the Term Loan Facility and issued $400 million of Senior Notes.  The proceeds received under these borrowings were reduced by $24.5 million of discounts related to this debt.  We paid $1.2 billion to CHS from the debt proceeds as part of the settlement of our Due to Parent, net liability with CHS.  We made payments on the Term Loan Facility of $2.2 million through June 30, 2016.  The increase in Due to Parent, net for the three months ended June 30, 2016 only related to the period prior to the Spin-off Transaction, whereas in the 2015 period, it related to the full three month period.  In addition, the 2015 period included the sweep of our cash earned in operations to CHS through June 30, 2015 as part of their centralized cash management program, which is reflected as a cash outflow in financing activities.  The increase of $2.9 million in the borrowings under the receivables facility with CHS in the 2015 period was offset in Due to Parent, net with a corresponding receivable.  Cash distributions to our noncontrolling interests partners were $1.1 million higher in the 2015 period when compared to the 2016 period.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

A summary of our cash flows follows (in thousands):

	Six Months Ended June 30,
	2016	2015	$ Variance

Net cash provided by operating activities	$61,193	$22,696	$38,497
Net cash used in investing activities	(35,609)	(25,358)	(10,251)
Net cash provided by financing activities	28,455	1,329	27,126
Net change in cash and cash equivalents	$54,039	$(1,333)	$55,372

The following table provides additional information on our cash flows, including free operating cash flow (in thousands):

	Six Months Ended June 30,
	2016	2015	$ Variance

Net cash provided by operating activities	$61,193	$22,696	$38,497
Capital expenditures for property, equipment and software	(37,011)	(23,071)	(13,940)
Total free operating cash flow	24,182	(375)	24,557
Acquisitions, net of cash acquired	-	(2,012)	2,012
Proceeds from sales of property and equipment	858	3,017	(2,159)
Borrowings of long-term debt	1,255,520	135	1,255,385
Repayments of long-term debt	(4,277)	(736)	(3,541)
Increase (decrease) in Due to Parent, net	25,183	9,261	15,922
Increase (decrease) in receivables facility, net	-	(5,187)	5,187
Payments of debt issuance costs	(28,003)	-	(28,003)
Cash paid to Parent in spin-off transaction	(1,217,336)	-	(1,217,336)
All other transactions	(2,088)	(5,436)	3,348
Net change in cash and cash equivalents	$54,039	$(1,333)	$55,372

Net cash provided by operating activities was $61.2 million for the six months ended June 30, 2016 compared to $22.7 million for the six months ended June 30, 2015, an increase of $38.5 million. Net cash provided by operating activities was impacted by a $256.7 million decrease in net income for the 2016 period when compared to the 2015 period; however this decrease was due, in part, to non-cash expenses attributable to the period following the Spin-off Transaction that did not exist in the 2015 period as discussed in the three month comparison above. These incremental non-cash expenses were $0.7 million of non-cash interest expense primarily for the amortization of debt issuance costs and discounts, $1.9 million of stock-based compensation expense, $250.4 million related to impairment charges and $5.4 million related to self-insurance reserves, partially offset by $47.5 million of deferred tax benefit.

The net increase in cash flows from operating assets and liabilities when comparing the six months ended June 30, 2016 to the six months ended June 30, 2015 was $84.5 million.  The impacts from the Spin-off Transaction described in the three month cash flow comparison above similarly impacted the six month 2016 period, including approximately $25 million of increased accounts payable, primarily due to our independent management of cash for the last two months of the 2016 period, $19.3 million of accrued interest on our debt structure and $11.5 million of employee health insurance accrual related to our new medical benefits plan. The other primary drivers of this change include the negative impact on cash flows from operations in the 2015 period from $26.4 million of legal settlement payments and $23.6 million of additional payroll payments primarily due to an additional pay period in the 2015 period compared to the 2016 period.  In addition, we had $14.5 million of positive impact on cash flows in the 2016 period compared to the

2015 period from the change in the receivables and deferred revenue related to EHR incentives. These amounts were partially offset by unusual favorability in the 2015 six month period from collections of receivables that built up in 2014 and were collected in 2015 related to Illinois and California state supplemental payment programs and a system conversion in 2014 at one of our hospitals.

Net cash used in investing activities increased $10.3 million to $35.6 million in the six months ended June 30, 2016 from $25.4 million in the six months ended June 30, 2015.  Our expenditures for property and equipment increased $12.8 million primarily due to costs incurred in the 2016 period of $17.2 million for the construction of the patient tower and expanded surgical capacity at our Springfield, Oregon hospital. A portion of these costs were transferred to us at the Spin-off Transaction closing through Due to Parent, net and therefore are not included in the cash outlay.  Payments for acquisitions include $2.0 million related to the purchase of a diagnostic imaging center in Springfield, Oregon, as discussed in the three month comparison above, and proceeds of $2.7 million from the sale of a building near one of our hospitals in the 2015 period, also discussed above.

Net cash provided by financing activities increased $27.1 million to $28.5 million for the six months ended June 30, 2016 from $1.3 million in the six months ended June 30, 2015.  The same transactions discussed in the three month comparison above related to the Spin-off Transaction, which occurred on April 29, 2016, impacted the six month cash flow comparison.  We borrowed $880 million under the Term Loan Facility and issued $400 million of Senior Notes, reduced by $24.5 million of discounts related to this debt.  We paid $1.2 billion to CHS from the debt proceeds as part of the settlement of our Due to Parent, net liability with CHS.  We made payments on the Term Loan Facility of $2.2 million through June 30, 2016.  The increase in Due to Parent, net for the six months ended June 30, 2016 only related to the four month period prior to the Spin-off Transaction, whereas in the 2015 period, it related to the full six month period.  In addition, the 2015 period included the sweep of our cash earned in operations to CHS as part of their centralized cash management program through June 30, 2015.  The increase in borrowings of $5.2 million under the receivables facility with CHS in the 2015 period was offset in Due to Parent, net with a corresponding receivable.  Cash distributions to our noncontrolling interests partners were $1.2 million higher in the 2016 period when compared to the 2015 period.

Capital Expenditures

Total cash expenditures, on a combined basis for property and equipment and the costs of purchasing and developing software, were $37.0 million and $23.1 million for the six months ended June 30, 2016 and 2015, respectively.  During the six months ended June 30, 2016, our capital expenditures included $17.2 million of costs related to our Springfield, Oregon hospital.  All other cash expenditures for property, equipment and software during the six month periods ended June 30, 2016 and 2015 related to purchases of equipment, minor renovations at our facilities, furniture and fixtures for our corporate headquarters and investment in information systems infrastructure.

We are building a new patient tower and expanding the surgical capacity at our hospital in Springfield, Oregon.  As of June 30, 2016, we have incurred a total of $27.6 million of capitalized costs for this project, of which $10.3 million and $17.2 million of costs were recorded during the three and six months ended June 30, 2016, respectively.  The total estimated construction costs of this project, including equipment costs, could be up to $88 million. The project is expected to be completed in late 2017 or early 2018.

We moved into a new corporate office in May 2016 just after the completion of the Spin-off Transaction.  In November 2015, our subsidiary, QHR, entered into an agreement with a developer (the “Combined Agreement”) related to the construction of this office space, and this agreement met the requirements for recording a deferred financing obligation during the construction phase.  The Combined Agreement included four separate lease agreements that related to three different phases of the project and a fourth lease that would consolidate and, upon commencement, terminate the initial three lease agreements.   As of June 30, 2016, we had incurred a total of $19.3 million of capitalized costs for this project, of which $2.9 million and $4.9 million of costs were recorded during the three and six months ended June 30, 2016, respectively.  The final phase of construction is expected to be completed in the third quarter of 2016.  See Note 17 – Commitments and Contingencies to the accompanying consolidated and combined financial statements for additional information.

Capital Resources

Net working capital was $322.3 million and $334.0 million as of June 30, 2016 and December 31, 2015, respectively. The primary driver of the $11.7 million decrease relates to changes in cash management following the Spin-off Transaction, which increased our liabilities for accounts payable and accrued interest, partially offset by an increase in cash. Prior to the Spin-off Transaction, our cash from operations was swept to CHS through Due to Parent, net on the consolidated and combined balance sheets under their centralized cash management program.

A summary of activity related to our long-term debt, net of debt issuance costs and discounts, follows (in thousands):

	Six Months Ended June 30, 2016
	Total	Borrowings				Assets
	Debt	of	Repayments	Payments	Amortization	Acquired	Total
	at	Long-Term	of	of Debt	of Debt	Under	Debt
	Beginning	Debt, Net	Long-Term	Issuance	Issuance	Capital	at End
	of Period	of Discounts	Debt	Costs	Costs	Leases	of Period

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$-	$-	$-	$-	$-	$-	$-
Term Loan Facility, maturing 2022	-	880,000	(2,200)	-	-	-	877,800
ABL Credit Facility, maturing 2021	-	-	-	-	-	-	-
Senior Notes, maturing 2023	-	400,000	-	-	-	-	400,000
Unamortized debt issuance costs and discounts	-	(24,536)	-	(28,003)	1,191	-	(51,348)
Capital lease obligations	22,323	-	(1,943)	-	-	5,120	25,500
Other debt	1,092	56	(170)	-	-	-	978
Total debt	23,415	1,255,520	(4,313)	(28,003)	1,191	5,120	1,252,930
Less: Current maturities of long-term debt	(7,915)						(16,271)
Total long-term debt	$15,500	$1,255,520	$(4,313)	$(28,003)	$1,191	$5,120	$1,236,659

In connection with the Spin-off Transaction, we entered into two credit agreements and issued senior notes.  In addition, the indebtedness with CHS, which was classified on the consolidated and combined balance sheets as Due to Parent, net was fully settled.  See Note 1 – Description of the Business and Spin-off Transaction and Note 16 – Related Party Transactions in our accompanying consolidated and combined financial statements for additional information on the use of proceeds from the new debt instruments and the settlement of Due to Parent, net.

A summary of our long-term debt, allocated between fixed and variable debt, follows (dollars in thousands):

	June 30, 2016
		% of
	Amount	Total Debt

Fixed	$426,478	32.7%
Variable	877,800	67.3%
Total debt, excluding debt issuance costs and discounts	$1,304,278	100.0%

Senior Credit Facility

On April 29, 2016, we entered into a credit agreement (the “CS Agreement”), among us, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent and collateral agent. The CS Agreement provides for an $880 million senior secured term loan facility (the “Term Loan Facility”) and a $100 million senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”). The available borrowings from the Revolving Credit Facility will be used for working capital and general corporate purposes.  As of June 30, 2016, we had no borrowings outstanding on the Revolving Credit Facility and had $3.1 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation insurance as security for the payment of claims.

The Term Loan Facility was issued at a discount of $17.6 million, or 98% of par value, and has a maturity date of April 29, 2022 subject to customary acceleration events and repayment, extension or refinancing. Interest under the Term Loan Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1%, plus 5.75% or the alternate base rate plus 4.75%. Interest under the Revolving Credit Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 0%, plus 2.75% or the alternate base rate plus 1.75%. The Revolving Credit Facility has a maturity date of April 29, 2021, subject to certain customary acceleration events and repayment, extension or refinancing.  The effective interest rate on the Term Loan Facility was 7.64% as of June 30, 2016.

Under the terms of the CS Agreement, the maximum Secured Net Leverage Ratio permitted under the CS Agreement, as determined based on 12 month trailing EBITDA, follows:

Maximum
Secured Net
Period	Leverage Ratio

Period from April 29, 2016 to June 30, 2017	4.50 to 1.00
Period from July 1, 2017 to June 30, 2018	4.25 to 1.00
Period from July 1, 2018 and thereafter	4.00 to 1.00

As of June 30, 3016, we had a Secured Net Leverage Ratio of 3.67 to 1.0 implying additional borrowing capacity of $181.2 million.

ABL Credit Facility

On April 29, 2016, we entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among us, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). The available borrowings from the ABL Credit Facility will be used for working capital and general corporate purposes.  As of June 30, 2016, we had no borrowings outstanding on the ABL Credit Facility.

The ABL Credit Facility has a maturity date of April 29, 2021, subject to customary acceleration events and repayment, extension or refinancing. Interest under the ABL Credit Facility accrues, at our option, at a base rate or LIBOR, subject to statutory reserves and a floor of 0%, except that all swingline borrowings will accrue interest based on the base rate, plus, an applicable margin determined by the average excess availability under the ABL Credit Facility for the fiscal quarter immediately preceding the date of determination. The applicable margin ranges from 1.75% to 2.25% for LIBOR advances and from 0.75% to 1.25% for base rate advances.

The ABL Credit Facility has a “Covenant Trigger Event” definition that requires us to maintain excess availability under the ABL Credit Facility equal to or greater than the greater of (i) $12.5 million and (ii) 10% of the aggregate commitments under the ABL Credit Facility.  At June 30, 2016, we had excess availability of $122.1 million.  If a Covenant Trigger Event occurs, then we are required to maintain a minimum Consolidated Fixed Charge Ratio of 1.10 to 1.00 until such time that a Covenant Trigger Event is no longer continuing. In addition, if excess availability under the ABL Credit Facility were to fall below the greater of (i) 12.5% of the aggregate commitments under the ABL Credit Facility and (ii) $15.0 million, then a “Cash Dominion Event” would be triggered upon which the lenders could assume control of our cash.

Credit Agreement Covenants

In addition to the specific covenants described above, the Credit Agreements contain customary negative covenants, which limit our ability to incur additional indebtedness, create liens, make investments, make restricted payments, including dividends and distributions, and specified payments on other indebtedness, transfer of assets and  merge or acquire assets, among other things.  They include customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary Employee Retirement Income Security Act (“ERISA”) events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Agreements also contain customary affirmative covenants and representations and warranties.

Senior Notes

On April 22, 2016, we issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations guaranteed on a senior basis by certain of our subsidiaries (the “Guarantors”).  The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016.  Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months.  The effective interest rate on the Senior Notes was 12.471% as of June 30, 2016.

The Indenture contains covenants that, among other things, limit us and certain of our subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other restricted payments, make certain investments, create or incur certain liens, sell assets and subsidiary stock, transfer all or substantially all of our assets or enter into merger or consolidation transactions.

On April 22, 2016, in connection with the issuance of the Senior Notes, we entered into a Registration Rights Agreement. The terms of the Registration Rights Agreement require us to (i) file with the Securities and Exchange Commission a registration statement with respect to an offer to exchange the Senior Notes for a new issue of debt securities registered under the Securities Act of 1933, as amended (the “Exchange Offer”), with terms identical to those of the Senior Notes (except for provisions relating to the transfer restrictions and payment of additional interest) and cause the Exchange Offer to be completed within 365 days following the closing of the issuance of the Senior Notes, (ii) keep the Exchange Offer open for at least 30 business days (or longer if required by applicable law) and (iii) in certain circumstances, file a shelf registration statement for the resale of the Senior Notes by some or all of the holders thereof, in lieu of an exchange offer to such holders. If we and our Guarantors fail to satisfy their registration obligations, we will be required to pay additional interest to the holders of Senior Notes the transfer of which remains restricted, reflecting typical market terms.

On and after April 15, 2019, we are entitled, at our option, to redeem all or a portion of the Senior Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices, plus accrued and unpaid interest, if any, to the redemption date.  The redemption prices are expressed as a percentage of the principal amount on the redemption date. Holders of record on the relevant record date have the right to receive interest due on the relevant interest payment date. In addition, prior to April 15, 2019, we may redeem some or all of the Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make whole” premium, as set forth in the Indenture.  We are entitled to redeem up to 35% of the aggregate principal amount of the Senior Notes until April 15, 2019 with the net proceeds from certain equity offerings at the redemption price set forth in the Indenture.

A summary of the redemption dates and prices follows:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 15, 2023	100.000%

Debt Issuance Costs and Discounts

A summary of debt issuance costs and discounts follows (in thousands):

	June 30,	December 31,
	2016	2015

Debt issuance costs	$28,003	-
Debt discounts	24,536	-
Total debt issuance costs and discounts at origination	52,539	-
Less: Amortization of debt issuance costs and discounts	(1,191)	-
Total unamortized debt issuance costs and discounts	$51,348	$-

Prior to the Spin-off Transaction, we had no capitalized costs for debt issuance, discounts or premiums.

Capital Lease Obligations and Other Debt

Debt from capital lease obligations primarily relates to the deferred financing obligation associated with our new corporate office in Brentwood, Tennessee.  As of June 30, 2016, this capital lease obligation was $18.0 million.  The remainder of our capital lease obligations primarily relate to property and equipment at our hospitals and corporate office.  Other miscellaneous long-term debt consists of physician loans and miscellaneous notes payable to banks.  See Note 17 – Commitments and Contingencies in our accompanying consolidated and combined financial statements for additional information on the corporate office lease.

Debt Maturities

A summary of our debt maturities for the next five years and thereafter follows (in thousands):

June 30,
2016

Remainder of 2016	$11,087
2017	10,268
2018	10,411
2019	10,047
2020	10,145
Thereafter	1,252,320
Total debt, excluding debt issuance costs and discounts	$1,304,278

Contractual Obligations

In April 2016, we entered into two credit agreements and issued senior notes in connection with the Spin-off Transaction.  The terms and maturities of the related debt agreements are fully described in the Capital Resources section above and in Note 6 – Long-Term Debt in our accompanying consolidated and combined financial statements.

We expect to complete the final phase of construction of our new corporate office in the third quarter of 2016.  Upon completion, we will enter into a consolidated lease agreement associated with this building that replaces the three temporary agreements that each covered a phase of the overall construction project for this building.  We have incurred a total of $19.3 million of costs related to the overall construction project, of which $4.9 million of these costs were incurred during the six months ended June 30, 2016 and have been added to our financing obligation included in long-term debt on the consolidated and combined balance sheet as of June 30, 2016. There have been no other material changes to our contractual obligations during the six months ended June 30, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had $3.1 million of letters of credit outstanding that were primarily related to the self-insured retention level of professional and general liability insurance and workers’ compensation insurance as security for the payment of claims.

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts and related disclosures. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  The following discussion of our critical accounting estimates and judgments is not intended to be a comprehensive list of all our accounting policies that require estimates, but is limited to those that involve a higher degree of judgment and complexity.  We believe the current assumptions and other considerations used to estimate amounts in our consolidated and combined financial statements are appropriate. If actual results differ from these assumptions and considerations, the resulting impact could have a material adverse effect on our consolidated and combined results of operations and financial condition.

Third-Party Reimbursements

The net realizable amount of patient service revenues due from third-party payors is subject to complexities and interpretations of payor-specific contractual agreements and governmental regulations that are frequently changing.  The Medicare and Medicaid programs, which are the source for the majority of our operating revenues, are highly complex programs to administer and subject to interpretation of federal and state-specific reimbursement rates, new legislation and final cost report settlements.  Contractual allowances, or differences in standard billing rates and the payments derived from contractual terms with governmental and non-governmental third–party payors, are recorded based on management’s best estimates in the period in which services are performed and a payment methodology is established with the patient.  Recorded estimates for past contractual allowances are subject to change, in large part, due to ongoing contract negotiations and regulation changes, which is typical in the healthcare industry.  Revisions to estimates are recorded in the periods in which they become known and may be subject to further revisions. All hospital contractual allowance calculations are reviewed on a monthly basis by management to ensure reasonableness and accuracy.

We use a third-party automated contractual allowance system to calculate our contractual allowances.  The contractual allowances are calculated based on historical paid claims data by payor classification, which is uploaded into the system each month.  The key assumptions used in the system to calculate the current period estimated contractual allowances are the estimated contractual reimbursement percentage, which is also based on payor classification, and the historical paid claims data. The contractual allowance system does maintain patient account level information as it estimates an average contractual allowance by payor classification. Due to the complexities involved in these estimates, actual reimbursement payments we receive from third-party payors could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated reimbursement percentage, net income (loss) for the six months ended June 30, 2016 would have changed by approximately $13.1 million, and net accounts receivable at June 30, 2016 would have changed by approximately $18.3 million.

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans are estimated and recorded in the period the related services are performed and are adjusted in future periods, as needed, until the final cost report settlements are determined. These previous program reimbursements and final cost report settlements are included in due from and due to third-party payors in the consolidated and combined balance sheets, respectively.  Contractual allowance adjustments related to final cost report settlements and previous program reimbursement estimates unfavorably impacted net operating revenues by $2.5 million and $11.2 million for the three months ended June 30, 2016 and 2015, respectively, and $4.4 million and $11.7 million for the six months ended June 30, 2016 and 2015, respectively.  Contractual adjustments in the three and six months ended June 30, 2015 periods included the unfavorable impact of an $11.1 million Illinois cost report settlement which was recorded in 2014 and reversed in the second quarter of 2015 due to contract negotiations that were finalized in that quarter.

Currently, several states utilize supplemental payment programs, including disproportionate share programs, for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from CMS and funded with a combination of federal and state resources, including, in certain instances, taxes or fees levied on the providers. Similar programs are also currently being considered by other states.  These amounts are included in due from and due to third-party payors in the consolidated and combined balance sheets, respectively.  Previously, amounts due from third parties related to these programs were included in patient accounts receivable, and the provider taxes owed were included in other current liabilities in the consolidated and combined balance sheets.  See the Reclassifications accounting policy in Note 2 – Basis of Presentation and Significant Accounting Policies in the accompanying consolidated and combined financial statements for additional information on reclassification adjustments as of June 30, 2016.

The following table summarizes the components of amounts due from and due to third-party payors, as presented in the consolidated and combined balance sheets (in thousands):

	June 30,	December 31,
	2016	2015

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$29,438	$33,732
State supplemental payment programs	87,327	77,074
Total amounts due from third-party payors	$116,765	$110,806

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$31,961	$21,015
State supplemental payment programs	9,253	9,088
Total amounts due to third party payors	$41,214	$30,103

After a program is approved and fully authorized by the appropriate state legislative or governmental agency, we recognize revenue and related expenses based on the terms of the program in the period in which amounts are estimable and revenue collection is reasonably assured.  The revenue earned under these programs is included in net operating revenues, and the provider taxes associated with the programs are included in other operating expenses in the consolidated and combined statements of income.

The table below summarizes the impact on income (loss) from operations related to these state supplemental payment programs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

State supplemental payment programs:
Revenues	$55,105	$49,838	$107,320	$105,217
Expenses	18,604	19,324	38,030	38,493
Total operating income from state supplemental payment programs	$36,501	$30,514	$69,290	$66,724

Allowance for Doubtful Accounts

Substantially all of our accounts receivable are related to providing healthcare services to patients at our hospitals and affiliated businesses. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and outstanding patient balances for which the primary insurance payor has paid some but not all of the outstanding balance, with the remaining outstanding balance, generally deductibles and co-payments, owed by the patient. For all procedures scheduled in advance, our policy is to verify insurance coverage prior to the date of the procedure. Insurance coverage is not verified in advance of procedures for walk-in and emergency room patients.

We estimate the allowance for doubtful accounts by reserving a percentage of all self-pay receivables without regard to aging category, based on collection history, adjusted for expected recoveries and any anticipated changes in trends. Our ability to estimate the allowance for doubtful accounts is not impacted by the aging of accounts receivable as we believe that substantially all of the risk exists at the point in time such accounts are identified as self-pay. For all other non-self-pay payor categories, we reserve an estimated amount based on historical collection rates for the uncontractualized portion of all accounts aging over 365 days from the date of discharge. These amounts represent an immaterial percentage of our out accounts receivable. We believe that we collect substantially all of our third-party insured receivables, which include receivables from governmental agencies.

Collections are impacted by the economic ability of patients to pay and the effectiveness of CHS’ collection efforts, including their current policies on collections, and our ability to further attempt collection.  Billings and collections are outsourced to CHS under the transition services agreements that were put in place with the Spin-off Transaction.  See Note 16 – Related Party Transactions in our accompanying consolidated and combined financial statements for additional information on these agreements.  Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage, among others, could affect our collection of accounts receivable and are considered in our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in expected recoveries, net income (loss) for the six months ended June 30, 2016 would have changed by approximately $4.5 million, and net accounts receivable at June 30, 2016 would have changed by approximately $6.3 million. We also continually review our overall allowance adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues after the provision for bad debts, as well as by analyzing current period net operating revenues and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions or dispositions.

Our policy is to write off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $428.4 million and $436.9 million of past due patient account balances at June 30, 2016 and December 31, 2015, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written off in evaluating the reasonableness of our allowance for doubtful accounts.

Days revenue outstanding, excluding amounts due from and due to third-party payors, was 68 days and 64 days as of June 30, 2016 and December 31, 2015, respectively. Additionally, a portion of the estimate for the allowance for doubtful accounts includes an adjustment for expected recoveries on self-pay accounts receivable that have aged over 365 days. This estimate of future recoveries represented approximately 6 days as of June 30, 2016.

A summary of the components of accounts receivable before contractual allowances, discounts and allowance for doubtful accounts follows (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total

Third-parties	$1,831,940	74.5%	$1,688,138	72.6%
Self-pay	626,662	25.5%	638,694	27.4%
Total accounts receivable, gross	$2,458,602	100.0%	$2,326,832	100.0%

For self-pay receivables, the combined total for contractual allowances, discounts and the allowance for doubtful accounts that reduces these receivables to their net carrying amount as recorded in the consolidated and combined balance sheets was $537.0 million and $535.3 million as of June 30, 2016 and December 31, 2015, respectively.  If the self-pay receivables that have been written off, but where collections are still being pursued by outside collection agencies, were included in both the gross self-pay receivables and the allowances specified above, the percentage of combined allowances to total self-pay receivables would have been 91.5% and 90.4% at June 30, 2016 and December 31, 2015, respectively.

Goodwill

Our hospital operations and hospital management advisory and consulting services operations meet the criteria to be classified as reporting units for goodwill. Goodwill related to our hospital operations reporting unit was $303.5 million and $508.4 million as of June 30, 2016 and December 31, 2015, respectively. Goodwill related to our hospital management advisory and consulting services reporting unit was $33.3 million at both June 30, 2016 and December 31, 2015.

We reclassified assets and liabilities at certain of our hospitals as held for sale on our consolidated and combined balance sheet at June 30, 2016. As a result, we evaluated the estimated relative fair value of the hospitals held for sale in relation to the overall fair value of the hospital reporting unit as of September 30, 2015, the date of our last goodwill impairment analysis, and recognized goodwill impairment of $5.0 million. See Note 3 – Hospitals Held for Sale and Impairment of Long-Lived Assets in our accompanying consolidated and combined financial statements for additional information related to the hospitals held for sale.

In addition, we identified certain indicators of impairment requiring an interim goodwill impairment evaluation. Those indicators were primarily our market capitalization as compared to the carrying value of equity and a decrease in the estimated future earnings of the Company. We performed a calculation of fair value in step one of the impairment test, which indicated that the carrying value of the hospital operations reporting unit exceeded its fair value. An initial step two calculation has been performed to determine the implied value of goodwill in a hypothetical purchase price allocation. We recorded a non-cash impairment charge of

$200 million to goodwill, in addition to the $5.0 million discussed above, based on our current best estimate of fair value and resulting implied goodwill related to the hospital reporting unit. This amount represents an estimate of the implied goodwill in the step two evaluation until that process can be finalized, which we expect to complete during the third quarter of 2016. Any increases or decreases in the fair value and resulting implied value of goodwill will be recorded when the evaluation is complete, and such changes could be material. Factors that could impact the final determination of fair value include a further decline in market capitalization, changes in the estimated fair values of the individual hospital assets and liabilities or changes in projected future earnings and net cash flows.

Impairment of Long-Lived Assets

Whenever an event occurs or changes in circumstances indicate that the carrying values of certain long-lived assets may be impaired, we project the undiscounted cash flows expected to be generated by these assets. If the projections indicate that the carrying values are not expected to be recovered, such amounts are reduced to their estimated fair value based on a quoted market price, if available, or an estimated value based on valuation techniques available in the circumstances.

We recorded $45.4 million of impairment charges related to property, equipment, and capitalized software in the consolidated and combined statements of income for the three and six months ended June 30, 2016.  The carrying values of long-lived assets, including those classified as held for sale, are reported net of these impairment charges in the consolidated and combined balance sheet as of June 30, 2016.  See Note 3 – Hospitals Held for Sale and Impairment of Long-Lived Assets in our accompanying consolidated and combined financial statements for additional information on the divestitures.

Insurance Reserves for Professional and General Liability

As part of the business of owning and operating hospitals, we are subject to legal actions alleging liability on its part. To mitigate a portion of this risk, we maintain insurance exceeding a self-insured retention level for these types of claims. Our self-insurance reserves reflect the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations as of period end. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. Our insurance expense includes the actuarially determined estimate of losses for the current year, including claims incurred but not reported, the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections, the insurance premiums for losses in excess of our self-insured retention levels, the administrative costs of the insurance programs, and interest expense related to the discounted portion of the liability. Our reserves for professional and general liability claims are based upon semi-annual actuarial calculations, taking into consideration historical claims data, demographic considerations, severity factors and other actuarial assumptions, which are discounted to present value. The reserves for self-insured claims have been discounted based on our risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

A portion of our reserves for professional and general liability claims relates to incurred but not report claims prior to the Spin-off Transaction.  We recorded an offsetting receivable from CHS related to these claims, which are fully indemnified.

Income Taxes

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

Valuation allowances are recorded to reduce deferred income tax assets when it is more likely than not that a tax benefit will not be realized. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  In the ordinary course of business there is the inherent uncertainty in quantifying our income tax positions.  We assess our income tax positions and record tax benefits for all tax years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting date.  For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  We record interest and penalties (net of any applicable tax benefit) related to income taxes as a component of the provision for income taxes in our consolidated and combined statements of income.

See Note 10 – Income Taxes in our accompanying consolidated and combined financial statements for additional information on the use of the separate return method of accounting for income taxes that we used during the carve-out period and the impact of the consummation of the Spin-off Transaction on income taxes.

Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2017 with early adoption permitted for annual periods beginning after December 15, 2016. We expect to adopt this ASU on January 1, 2018 and are currently evaluating our plan for adoption and the impact on our revenue recognition policies, procedures and control framework and the resulting impact on our consolidated and combined results of operations, financial position and cash flows.

In February 2016, the FASB issued ASU 2016-02, which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. The ASU also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We expect to adopt this ASU on January 1, 2019.  Because of the number of leases we utilize to support our operations, the adoption of this ASU is expected to have a significant impact on our consolidated and combined results of operations, financial position and cash flows.  We are currently evaluating the quantitative and qualitative factors that will impact us as part of the adoption of this ASU, as well as any changes to our leasing strategy because of the changes to the accounting and recognition of leases.

In March 2016, the FASB issued ASU 2016-09, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU is the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We expect to adopt this ASU on January 1, 2017. Management is evaluating the impact that the adoption of this ASU will have on our consolidated and combined  results of operations, financial position and cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt.  In connection with the Spin-off Transaction, on April 29, 2016, we entered into two credit agreements, the Senior Credit Facility and the ABL Credit Facility, that subject us to variable interest rates.  As of June 30, 2016, we had outstanding principal amount of debt under these credit agreements totaling $877.8 million, excluding unamortized debt issuance costs and discounts of $51.3 million.  Recognizing the 1% floor on our Term Loan Facility and excluding amortization, if the variable rates on this debt were 100 basis points higher than the LIBOR rates applicable to selected borrowings during the three month and one year periods following the Spin-off Transaction date, our net income would have decreased by $1.4 million, or $0.05 per diluted share, and $5.6 million, or $0.20 per diluted share, for the respective periods. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q.  Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to lawsuits and other legal matters arising in the ordinary course of their business, including claims of damages for personal injuries, medical malpractice, breach of hospital management contracts, breach of other contracts, wrongful restriction of or interference with physicians’ staffing privileges and other employment-related claims.  In certain of these claims, plaintiffs request payment for damages, including punitive damages that may not be covered by our insurance policies.

Healthcare facilities are also subject to the regulation and oversight of various state and federal governmental agencies. The healthcare industry has seen numerous ongoing investigations related to compliance and billing practices and hospitals, in particular, continue to be the subject of governmental fraud and abuse programs and a primary enforcement target for the Department of Health and Human Services Office of Inspector General (“OIG”) and the Department of Justice (“DOJ”). From time to time, we detect issues of non-compliance with federal healthcare laws pertaining to claims submission and reimbursement practices or financial relationships with physicians.  We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by CMS and the OIG. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.  Additionally, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against healthcare facilities that submit false claims for payments to, or improperly retain overpayments from, governmental payors.  Some states have adopted similar state whistleblower and false claims provisions. Qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could be proceeding without our knowledge. Certain of our healthcare facilities have received, and from time to time, other healthcare facilities may receive, inquiries or subpoenas from fiscal intermediaries, and federal and state agencies.  Any proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Depending on how the underlying conduct is interpreted by the inquiring or investigating federal or state agency, the resolution could have a material adverse effect on our financial position, results of operations and liquidity.

In connection with the Spin-Off Transaction, CHS agreed to indemnify us for certain liabilities relating to outcomes or events occurring prior to the closing of the Spin-off, including (i) certain claims and proceedings known to be outstanding on or prior to the closing date of the Spin-off Transaction and (ii) certain claims, proceedings and investigations by governmental authorities or private plaintiffs related to activities occurring at or related to our healthcare facilities prior to the closing date of the Spin-off Transaction, but only to the extent, in the case of clause (ii), that such claims are covered by insurance policies maintained by CHS, including professional and general liability and employment practices insurance.  Additionally, CHS will continue to be responsible for certain Health Management Associates, Inc. legal matters covered by its contingent value rights agreement that relate to the portion of CHS’ business now held by us. Notwithstanding the foregoing, CHS will not indemnify us in respect of any claims or proceedings arising out of or related to the business operations of QHR at any time or our compliance with the Corporate Integrity Agreement (“CIA”) with the OIG.  Subsequent to the Spin-off Transaction, the OIG entered into an “Assumption of CIA Liability Letter” with us reiterating the applicability of the CIA to certain of our hospitals, although the OIG declined to enter into a separate agreement with us. See below for additional information on the terms of the CIA.

We do not control and cannot predict with certainty the progress or final outcome of discussions with government agencies, investigations and legal proceedings against us.  Therefore, the final amounts paid to resolve such matters, claims and obligations could be material and could materially differ from amounts currently recorded, if any.  Any such changes in our estimates or any adverse judgments could materially adversely impact our future results of operations and cash flows.

We have included a discussion of legal proceedings below, some, or all, of which may not be required to be disclosed in this Part II, Item 1 under SEC rules due to the nature of our business; however, we believe that the discussion of these open legal matters may provide useful information to security holders or other readers of this Quarterly Report on Form 10-Q.  The proceedings discussed below do not include claims and lawsuits covered by professional and general liability or employment practices insurance and risk retention programs, none of which claims or lawsuits would in any event be required to be disclosed in this Part II, Item 1 under SEC rules. The legal matters referenced below are also discussed in Note 17 – Commitments and Contingencies to the accompanying consolidated and combined financial statements.

Commercial Litigation and Other Lawsuits

•

Quorum Health Resources, LLC v. Hancock Medical Center. Arbitration claim and counterclaim are currently pending for breach of contract and negligence arising out of a Management Services Agreement between QHR and the hospital. Arbitration in this case began on April 11, 2016 and concluded on April 22, 2016. On July 28, 2016, the arbitrator returned an Interim Award in favor of Hancock Medical Center on various claims at issue in the arbitration. The net total award was $9.4 million payable by QHR to Hancock Medical Center. We accrued for this Interim Award in other long-

term liabilities on our consolidated and combined balance sheet as of June 30, 2016. Both parties filed a motion for reconsideration of the Interim Award.  In addition, the parties may seek attorney’s fees and costs prior to the arbitrator issuing a Final Award. The award is subject to a self-insured retention and excess insurance arrangements.

Government Investigations

For all legal matters below, we cannot at this time assess what the outcome may be and is further unable to determine any estimate of loss or range of loss. Because the matters below are at a preliminary stage and other factors, there are not sufficient facts available to make these assessments.

•

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

•

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

Terms of the Corporate Integrity Agreement

As of August 4, 2014, CHS was bound by the terms of a Corporate Integrity Agreement with the OIG arising from a civil settlement with the U.S. Department of Justice, other federal agencies and identified relators that concluded previously announced investigations and litigation related to short stay admissions through emergency departments at certain of their affiliated hospitals. The OIG has required QHC to be bound by the same terms of the CHS CIA as of the date of the Spin-off Transaction for the remainder of the 5-year compliance term required of CHS.

The compliance measures and reporting and auditing requirements contained in the CIA include:

•	continuing the duties and activities of the Corporate Compliance Officer, Corporate Compliance Work Group, and Facility Compliance Officers and committees;

•	maintaining a written Code of Conduct, which sets forth our commitment to full compliance with all statutes, regulations, and guidelines applicable to federal healthcare programs;

•	maintaining written policies and procedures addressing the operation of our Compliance Program, including adherence to medical necessity and admissions standards for inpatient hospital stays;

•	continuing general compliance training;

•	providing specific training for appropriate personnel on billing, case management and clinical documentation;

•	engaging an independent third party to perform an annual review of our compliance with the CIA;

•	continuing the Confidential Disclosure Program and hotline to enable employees or others to disclose issues or questions regarding possible inappropriate policies or behavior;

•	continuing the screening program to ensure that we do not hire or engage employees or contractors who are ineligible persons for federal healthcare programs;

•	reporting any material deficiency which resulted in an overpayment to us by a federal healthcare program; and

•	submitting annual reports to the OIG which describe in detail the operations of the corporate Compliance Program.

Material, uncorrected violations of the CIA could lead to the suspension or disbarment from participation in Medicare, Medicaid and other federal and state healthcare programs and repayment obligations. In addition, QHC is subject to possible civil penalties for failure to substantially comply with the terms of the CIA, including stipulated penalties ranging from $1,000 to $2,500 per day. QHC is also subject to a stipulated penalty of $50,000 for each false certification made by QHC or on QHC’s behalf in connection with reports required under the CIA. The CIA increases the amount of information QHC must provide to the federal government regarding our healthcare practices and our compliance with federal regulations.

Item 1A.  Risk Factors

The following risk factors, as disclosed below, are risk factors that are in addition to those disclosed in our Registration Statement on Form 10, as amended, that was declared effective on April 4, 2016.

We cannot provide any assurances that our corporate development activities will achieve their business goals or the cost and service synergies we expect.

Our business strategy includes engaging in and seeking strategic acquisition and divestiture opportunities.    We cannot provide any assurances that these transactions will achieve our business goals or the cost and service synergies we expect.  With respect to acquisitions, we may not be able to identify suitable candidates, consummate transactions on terms that are favorable to us, or achieve expected returns, synergies or other benefits in a timely manner or at all.  Companies or operations acquired or joint ventures created may not be profitable or may not achieve the profitability that justifies the investments made. With respect to divestitures of assets or businesses, we may encounter difficulties in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the accomplishment of our strategic objectives.  In addition, our divestiture activities have required, and may require in the future, for us to recognize impairment charges or to agree to contractual restrictions that limit our ability to reenter the applicable market, which may be material.

Our corporate development activities may present financial and operational risks, including diversion of management attention from existing core businesses and the integration or separation of personnel and financial and other systems. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of additional debt, contingent liabilities and amortization expenses related to certain intangible assets, and increased operating expenses, any of which could adversely affect our results of operations and financial condition.

We are subject to a variety of operational, legal and financial risks associated with outsourcing functions to third parties.

We have outsourced to CHS, through various transition services agreements, certain services including, among others, services related to information technology, payroll processing and other human resource functions, patient eligibility screening, receivables, billing and collections and other revenue management services and support.  We take steps to monitor and regulate the performance of any parties in which we delegate services; however, the transition services agreements with CHS were executed in connection with the Spin-off Transaction, based upon certain business and financial assumptions.  As a newly independent company, we may re-analyze and reassess certain of the transition services agreements. To the extent the current transition services agreements do not conform to our analysis and we determine that any of the transition services agreements are not a benefit to us in their current form, our ability to renegotiate, rescind or reform any or all of the agreements may be limited or non-existent, and our business could be materially adversely affected.

Arrangements with third-party service providers may make our operations vulnerable if vendors fail to satisfy their obligations to us as a result of their performance, changes in their own operations, financial condition, or other matters outside of our control.  We may also face legal, financial or reputational harm for the actions or omissions of such providers, and we may not have effective recourse against the providers for those harms. Effective management, development and implementation of our outsourcing strategies are important to our business and strategy. If there are delays or difficulties in enhancing business processes or our third party providers do not perform as anticipated, we may not fully realize on a timely basis the anticipated economic and other benefits of the outsourcing projects or other relationships we enter into with key vendors, which could result in substantial costs, divert management’s attention from other strategic activities, negatively affect employee morale or create other operational or financial problems for us. Terminating or transitioning arrangements with key vendors could result in additional costs and a risk of operational delays, potential errors and possible control issues as a result of the termination or during the transition phase, any of which could adversely affect our results of operations and financial condition.

Item 6.  Exhibits

The information required by this Item is set forth in the Index to Exhibits that follows the signatures page of this quarterly report on Form 10-Q.

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

Date: August 10, 2016

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

No.	Description

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

10.4†

Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly  Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 11, 2016) (File No. 001-37550).

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

10.12*†	Quorum Health Corporation Amended and Restated Supplemental Executive Retirement Plan.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

No.	Description

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

101.LAB***	XBRL Taxonomy Extension Label Linkbase.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensation plan or arrangement.