Form 10-Q
period 2016-09-30
Quorum Health Corp
filed 2016-11-14
CIK 1650445

Sep2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 7, 2016, there were 29,485,075 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

QUORUM HEALTH CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

QUORUM HEALTH CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In Thousands, Except Per Share Amounts and Shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Operating revenues, net of contractual allowances and discounts	$612,551	$605,886	$1,825,198	$1,820,994
Provision for bad debts	68,612	62,743	201,971	191,882
Net operating revenues	543,939	543,143	1,623,227	1,629,112
Operating costs and expenses:
Salaries and benefits	266,812	252,168	788,560	766,046
Supplies	64,013	63,277	191,810	189,492
Other operating expenses	154,878	161,186	482,526	472,237
Depreciation and amortization	28,234	31,488	90,854	95,327
Rent	12,823	12,338	37,917	36,840
Electronic health records incentives earned	(1,336)	(6,121)	(9,791)	(21,452)
Legal and settlement costs	488	—	6,176	—
Impairment of long-lived assets and goodwill	—	—	250,400	—
Transaction costs related to the spin-off	532	9,054	5,444	9,054
Total operating costs and expenses	526,444	523,390	1,843,896	1,547,544
Income (loss) from operations	17,495	19,753	(220,669)	81,568
Interest expense, net	28,028	24,549	84,756	74,179
Income (loss) before income taxes	(10,533)	(4,796)	(305,425)	7,389
Provision for (benefit from) income taxes	(4,081)	(721)	(50,320)	3,435
Net income (loss)	(6,452)	(4,075)	(255,105)	3,954
Less: Net income attributable to noncontrolling interests	507	1,638	1,917	2,038
Net income (loss) attributable to Quorum Health Corporation	$(6,959)	$(5,713)	$(257,022)	$1,916

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(0.24)	$(0.20)	$(9.05)	$0.07
Weighted-average shares outstanding:
Basic and diluted	28,413,532	28,412,054	28,412,552	28,412,054

See accompanying notes

QUORUM HEALTH CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$(6,452)	$(4,075)	$(255,105)	$3,954
Amortization and recognition of unrecognized pension cost components, net of income taxes	100	—	(3,710)	—
Comprehensive income (loss)	(6,352)	(4,075)	(258,815)	3,954
Less: Comprehensive income attributable to noncontrolling interests	507	1,638	1,917	2,038
Comprehensive income (loss) attributable to Quorum Health Corporation	$(6,859)	$(5,713)	$(260,732)	$1,916

See accompanying notes

QUORUM HEALTH CORPORATION

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(Unaudited)

(In Thousands, Except Par Value per Share and Shares)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$25,078	$1,106
Patient accounts receivable, net of allowance for doubtful accounts of $342,263 and $346,507 at September 30, 2016 and December 31, 2015, respectively	407,687	390,890
Inventories	58,045	60,542
Prepaid expenses	25,261	16,030
Due from third-party payors	127,073	110,806
Current assets of hospitals held for sale	4,090	—
Other current assets	65,647	59,011
Total current assets	712,881	638,385
Property and equipment, at cost	1,571,275	1,603,653
Less: Accumulated depreciation and amortization	(750,932)	(723,404)
Total property and equipment, net	820,343	880,249
Goodwill	336,812	541,704
Intangible assets, net	106,306	129,250
Long-term assets of hospitals held for sale	22,230	—
Other long-term assets	100,628	105,268
Total assets	$2,099,200	$2,294,856
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,493	$7,915
Accounts payable	147,126	138,483
Accrued liabilities:
Accrued salaries and benefits	100,806	82,620
Accrued interest	31,046	—
Due to third-party payors	45,102	30,103
Current liabilities of hospitals held for sale	558	—
Other current liabilities	54,694	45,255
Total current liabilities	389,825	304,376
Long-term debt	1,241,301	15,500
Due to Parent, net	—	1,800,908
Deferred income tax liabilities, net	51,216	41,030
Other long-term liabilities	118,671	108,141
Total liabilities	1,801,013	2,269,955
Redeemable noncontrolling interests	7,754	8,958
Equity:
Quorum Health Corporation stockholders' equity:
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, none issued at September 30, 2016	—	—
Common stock, $0.0001 par value per share, 300,000,000 shares authorized; 29,486,215 shares issued and outstanding at September 30, 2016	3	—
Additional paid-in capital	523,168	—
Accumulated other comprehensive loss	(3,710)	—
Accumulated deficit	(241,910)	—
Total Quorum Health Corporation stockholders' equity	277,551	—
Parent's equity	—	3,184
Nonredeemable noncontrolling interests	12,882	12,759
Total equity	290,433	15,943
Total liabilities and equity	$2,099,200	$2,294,856

See accompanying notes

QUORUM HEALTH CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF EQUITY

(Unaudited)

(In Thousands, Except Shares)

		Quorum Health Corporation Stockholders' Equity
					Accumulated
	Redeemable			Additional	Other			Nonredeemable
	Noncontrolling	Common Stock		Paid-in	Comprehensive	Accumulated	Parent's	Noncontrolling	Total
	Interests	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity

Balance at December 31, 2015	$8,958	—	$—	$—	$—	$—	$3,184	$12,759	$15,943
Comprehensive income (loss)	(729)	—	—	—	(3,710)	(241,910)	(15,112)	2,646	(258,086)
Transfers to Parent (prior to Spin-off Transaction)	—	—	—	—	—	—	15,112	—	15,112
Changes in equity on Spin-off Transaction date	—	28,412,054	3	518,518	—	—	(3,137)	—	515,384
Stock-based compensation expense	—	1,075,737	—	4,678	—	—	—	—	4,678
Cancellation of restricted stock awards for payroll tax withholdings on vesting shares	—	(1,576)	—	(12)	—	—	—	—	(12)
Cash distributions to noncontrolling investors	(317)	—	—	—	—	—	—	(2,511)	(2,511)
Purchases of shares from noncontrolling investors	(108)	—	—	—	—	—	19	(12)	7
Adjustments to redemption value of redeemable noncontrolling interests investments	82	—	—	(16)	—	—	(66)	—	(82)
Reclassifications of noncontrolling interests investments	(132)	—	—	—	—	—	—	—	—
Balance at September 30, 2016	$7,754	29,486,215	$3	$523,168	$(3,710)	$(241,910)	$—	$12,882	$290,433

See accompanying notes

QUORUM HEALTH CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Cash flows from operating activities:
Net income (loss)	$(6,452)	$(4,075)	$(255,105)	$3,954
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,234	31,488	90,854	95,327
Non-cash interest expense	1,257	—	1,986	—
Benefit from deferred income taxes	(4,081)	—	(51,532)	—
Stock-based compensation expense	2,781	—	4,678	—
Impairment of long-lived assets and goodwill	—	—	250,400	—
Other non-cash expense (income), net	54	705	(533)	(803)
Changes in reserves for self-insurance claims, net of payments	11,208	—	28,099	—
Changes in reserves for legal and settlement costs, net of payments	—	—	4,642	—
Changes in operating assets and liabilities, net of acquisitions:
Patient accounts receivable, net	(9,586)	(23,639)	(16,797)	(6,809)
Due from and due to third-party payors, net	(7,528)	(14,365)	(2,173)	(18,295)
Inventories, prepaid expenses and other current assets	(14,689)	12,794	(12,412)	20,379
Accounts payable and accrued liabilities	(2,505)	(20,540)	26,624	(88,764)
Long-term assets and liabilities, net	880	371	(7,965)	446
Net cash provided by (used in) operating activities	(427)	(17,261)	60,766	5,435

Cash flows from investing activities:
Capital expenditures for property and equipment	(23,241)	(13,351)	(56,448)	(33,761)
Capital expenditures for software	(1,454)	(2,802)	(5,258)	(5,463)
Acquisitions, net of cash acquired	(26)	(4,854)	(26)	(6,866)
Proceeds from sale of property and equipment	217	—	1,075	3,014
Other investing activities	(563)	(70)	(19)	(3,359)
Net cash used in investing activities	(25,067)	(21,077)	(60,676)	(46,435)

Cash flows from financing activities:
Borrowings of long-term debt	36	150	1,255,556	285
Repayments of long-term debt	(3,165)	(259)	(7,442)	(995)
Increase in Due to Parent, net	—	37,488	25,183	46,749
Increase (decrease) in receivables facility, net	—	951	—	(4,236)
Payments of debt issuance costs	(1,136)	—	(29,139)	—
Cash paid to Parent in Spin-off Transaction	—	—	(1,217,336)	—
Cancellation of restricted stock awards for payroll tax withholdings on vesting shares	(39)	—	(12)	—
Cash distributions to noncontrolling investors	(181)	(100)	(2,828)	(1,522)
Purchases of shares from noncontrolling investors	(88)	(214)	(100)	(936)
Net cash provided by (used in) financing activities	(4,573)	38,016	23,882	39,345

Net change in cash and cash equivalents	(30,067)	(322)	23,972	(1,655)
Cash and cash equivalents at beginning of period	55,145	1,226	1,106	2,559
Cash and cash equivalents at end of period	$25,078	$904	$25,078	$904

Supplemental cash flow information:
Interest payments, net	$15,432	$24,549	$51,779	$74,179
Income tax payments, net of refunds (after Spin-off Transaction)	—	—	—	—

See accompanying notes

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS AND SPIN-OFF TRANSACTION

Description of the Business

The principal business of Quorum Health Corporation (“QHC” or the “Company”) is to provide general hospital healthcare and other outpatient services in its markets across the United States. As of September 30, 2016, the Company owned or leased 38 hospitals with 3,578 licensed beds in 16 states. The Company provides outpatient healthcare services through its hospitals and affiliated facilities, including urgent care centers, diagnostic and imaging centers, physician clinics and surgery centers. The Company’s wholly-owned subsidiary, Quorum Health Resources, LLC (“QHR”), provides management advisory and consulting services to non-affiliated hospitals located throughout the United States.  Over 95% of the Company’s net operating revenues are attributable to its hospital operations business.

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

In connection with the Spin-off Transaction, QHC and CHS entered into a Separation and Distribution Agreement, a Tax Matters Agreement and an Employee Matters Agreement (“EMA”) on April 29, 2016, which, collectively, governed or continue to govern the allocation of employees, assets and liabilities that were transferred to QHC from CHS, including but not limited to investments, working capital, property and equipment, employee benefits and deferred tax assets and liabilities.  In addition, QHC and CHS entered into various transition services agreements and other ancillary agreements that govern certain relationships and activities of QHC and CHS for a period of five years following the Spin-off Transaction.  See Note 16 – Related Party Transactions for additional information on the agreements that exist between QHC and CHS after the Spin-off Transaction.

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

In connection with the Spin-off Transaction, CHS contributed $518.5 million of additional paid-in capital to QHC and made a $13.5 million cash contribution to QHC, pursuant to the Separation and Distribution Agreement.  This contribution consisted of $20.0 million of cash contributed to fund a portion of QHC’s initial working capital, reduced by $6.5 million for the difference in estimated and actual financing transaction fees related to the Spin-off Transaction.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

A summary of the major transactions that occurred on April 29, 2016 to effect the spin-off of QHC as a newly formed, independent company were as follows (dollars in thousands):

					Additional
	Long-Term	Due to	Common Stock		Paid-in	Parent's
	Debt	Parent, Net	Shares	Amount	Capital	Equity

Balance at April 29, 2016 (prior to Spin-off Transaction)	$24,179	$1,811,034	—	$—	$—	$3,137
Borrowings of long-term debt, net of debt issuance costs and discounts	1,230,819	—	—	—	—	—
Cash proceeds paid to Parent	—	(1,217,336)	—	—	—	—
Transfer of liabilities from Parent	—	(16,596)	—	—	—	—
Net deferred tax liability resulting from Spin-off Transaction	—	(61,718)	—	—	—	—
Non-cash capital contribution from Parent	—	(515,384)	—	—	518,521	(3,137)
Distribution of common stock	—	—	27,719,645	3	(3)	—
Distribution of restricted stock awards	—	—	692,409	—	—	—
Balance at April 29, 2016 (after Spin-off Transaction)	$1,254,998	$—	28,412,054	$3	$518,518	$—

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated and combined financial statements and accompanying notes of the Company presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These financial statements should be read in conjunction with the Company’s Registration Statement on Form 10, as amended, initially filed with the Securities and Exchange Commission (“SEC”) on September 4, 2015 and declared effective on April 4, 2016 (the “Form 10”), which includes combined financial statements and accompanying notes as of December 31, 2015 and 2014 and for each of the three years ended December 31, 2015, 2014 and 2013.  In the opinion of the Company’s management, the consolidated and combined financial information presented herein includes all adjustments necessary to present fairly the results of operations, financial position and cash flows of the Company for the interim periods presented.  Results of operations for interim periods should not be considered indicative of the results of operations expected for the full year. Certain information and disclosures have been condensed or omitted as presented herein and as permitted by the rules and regulations of the SEC for interim period presentation. The Company’s management believes the financial statements and disclosures presented herein are adequate in order to make the information not misleading.

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

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

future or those that would have occurred had the Company operated on a stand-alone basis during the entirety of the periods presented herein.  See Note 16 – Related Party Transactions for additional information on the carve-out of financial information from CHS.

Principles of Consolidation and Combination

The consolidated and combined financial statements include the accounts of the Company and its subsidiaries in which it holds either a direct or indirect ownership of a majority voting interest. Investments in less-than-wholly-owned consolidated subsidiaries of QHC are presented separately in the equity component of the consolidated and combined balance sheets to distinguish between the interests of QHC and the interests of the noncontrolling investors. Revenues and expenses from these subsidiaries are included in the respective individual line items of the Company’s consolidated and combined statements of income, and net income is presented both in total and separately to distinguish the amounts attributable to the Company and the amounts attributable to the interests of the noncontrolling investors.  Noncontrolling interests that are redeemable, or may become redeemable at a fixed or determinable price at the option of the holder or upon the occurrence of an event outside of the control of the Company, are presented in mezzanine equity in the consolidated and combined balance sheets.

 All significant intercompany transactions and accounts of the Company are eliminated in consolidation.  Additionally, all significant transactions with CHS that occurred prior to the Spin-off Transaction have been included in the consolidated and combined balance sheets within Due to Parent, net. This liability to CHS was settled in the Spin-off Transaction.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

In the third quarter of 2016, the Company reclassified and separately presented certain items in its statements of cash flows. Specifically, changes in self-insurance reserves related to employee health and professional and general and workers’ compensation liabilities were reclassified to changes in reserves for self-insurance claims, net of payments, and changes in reserves for legal and settlement costs were reclassified to changes in reserves for legal and settlement costs, net of payments. The Company believes the current presentation more accurately distinguishes the changes in these liabilities from changes in operating assets and liabilities considered to be part of its normal business operations. Both items are included in cash flows from operating activities.

Beginning in the second quarter of 2016, the Company began classifying third-party final cost report settlement receivables and state supplemental payment program receivables as amounts due from and due to third-party payors on its consolidated and combined balance sheets. Third-party final cost report settlement receivables were previously classified as other current assets, and the cost report settlement liabilities were previously classified as other current liabilities. Accounts receivable from state supplemental payment programs were previously classified as patient accounts receivable, and the amounts owed related to these programs were previously classified as other current liabilities. The Company believes the current presentation helps distinguish between amounts due to the Company related to a specific patient service and amounts due from or owed by the Company related to state supplemental payment programs.

Beginning in the second quarter of 2016, the Company began classifying intangible assets as a separate line item on its consolidated and combined balance sheets. Previously, intangible assets were included as a component of other long-term assets. The Company believes the current presentation helps distinguish the significant portion of other long-term assets that are comprised of intangible assets.

Beginning in the second quarter of 2016, the Company began classifying equity in earnings of unconsolidated subsidiaries as other operating expenses in the consolidated and combined statements of income. Previously, these amounts were classified as non-operating income. These amounts are immaterial to the Company. This change in classification has no effect on the Company’s results of operations or cash flows included in previously issued consolidated and combined financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions.

Revenues and Accounts Receivable

Revenue Recognition

The Company recognizes revenues from patient services at its hospitals and affiliated facilities in the period services are performed and reports these revenues at the net realizable amount expected to be collected from patients and third-party payors. Billings and collections are outsourced to CHS under the transition services agreements that were entered into in connection with the Spin-off Transaction.  See Note 16 – Related Party Transactions for additional information on these agreements.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The amounts that are collected for patient services are generally less than established billing rates, or standard billing charges, due to contractual agreements with third-party payors, governmental programs that require reduced billing rates, discounts offered as incentives for payment, and a portion related to bad debts.  The Company recognizes revenues related to its QHR business when management advisory and consulting services are provided and reports these revenues at the net realizable amount expected to be collected from the non-affiliated hospital clients.

A summary of the components of operating revenues before the provision for bad debts follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Operating revenues	$3,016,603	$2,912,062	$9,140,041	$8,683,671
Less: Contractual allowances	(2,289,702)	(2,202,984)	(6,986,290)	(6,586,713)
Less: Discounts	(114,350)	(103,192)	(328,553)	(275,964)
Total operating revenues, net of contractual allowances and discounts	$612,551	$605,886	$1,825,198	$1,820,994

Payor Sources

The primary sources of payment for patient healthcare services are third-party payors, including federal and state agencies administering the Medicare and Medicaid programs, other governmental agencies, managed care health plans, commercial insurance companies, workers’ compensation carriers and employers.  Self-pay revenues are the portion of patient service revenues derived from patients who do not have health insurance coverage and the patient responsibility portion of services that are not covered by health insurance plans.  Non-patient revenues primarily include revenues from QHR’s hospital management advisory and consulting services business, rental income and hospital cafeteria sales.

A summary of operating revenues by payor source follows (dollars in thousands):

	Three Months Ended September 30,
	2016		2015
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$162,753	26.6%	$162,678	26.9%
Medicaid	125,679	20.5%	113,678	18.8%
Managed care and commercial	239,461	39.1%	230,498	38.0%
Self-pay	60,079	9.8%	71,785	11.8%
Non-patient	24,579	4.0%	27,247	4.5%
Total operating revenues, net of contractual allowances and discounts	$612,551	100.0%	$605,886	100.0%

	Nine Months Ended September 30,
	2016		2015
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$505,836	27.7%	$494,051	27.1%
Medicaid	342,030	18.7%	321,984	17.7%
Managed care and commercial	714,340	39.2%	726,250	39.9%
Self-pay	184,004	10.1%	191,880	10.5%
Non-patient	78,988	4.3%	86,829	4.8%
Total operating revenues, net of contractual allowances and discounts	$1,825,198	100.0%	$1,820,994	100.0%

Beginning in the second quarter of 2016, the Company began classifying its revenues related to Medicare Managed Care Advantage Plans as Medicare revenues.  As a result, the Company retroactively reclassified these amounts from managed care and commercial revenues to Medicare revenues for all periods presented in the tables above.  The revenues from Medicare Managed Care Advantage Plans that were reclassified were $42.1 million and $34.5 million for the three months ended September 30, 2016 and 2015, respectively, and $127.2 million and $106.6 million for the nine months ended September 30, 2016 and 2015, respectively.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Contractual Allowances and Discounts

The net realizable amount of patient service revenues due from third-party payors is subject to complexities and interpretations of payor-specific contractual agreements and governmental regulations that are frequently changing.  The Medicare and Medicaid programs, which represent a large portion of the Company’s operating revenues, are highly complex programs to administer and are subject to interpretation of federal and state-specific reimbursement rates, new legislation and final cost report settlements.  Contractual allowances, or differences in standard billing rates and the payments derived from contractual terms with governmental and non-governmental third–party payors, are recorded based on management’s best estimates in the period in which services are performed and a payment methodology is established with the patient.  Recorded estimates for past contractual allowances are subject to change, in large part, due to ongoing contract negotiations and regulation changes, which are typical in the healthcare industry.  Revisions to estimates are recorded in the periods in which they become known and may be subject to further revisions.  Self-pay and other payor discounts are incentives offered to uninsured or underinsured payors to reduce their costs of healthcare services with the purpose of maximizing the Company’s collection efforts.

Third-Party Program Reimbursements

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans are estimated and recorded in the period the related services are performed and are adjusted in future periods, as needed, until the final cost report settlements are determined. These previous program reimbursements and final cost report settlements are included in due from and due to third-party payors in the consolidated and combined balance sheets.  Previously, these amounts were a component of other current assets and other current liabilities in the consolidated and combined balance sheets. Contractual adjustments related to previous program reimbursements and final cost report settlements unfavorably impacted revenues by $0.8 million and $1.1 million during the three months ended September 30, 2016 and 2015, respectively, and $5.2 million and $13.2 million during the nine months ended September 30, 2016 and 2015, respectively.  Contractual adjustments during the nine months ended September 30, 2015 included the unfavorable impact of an $11.1 million Illinois cost report settlement that was recorded in 2014 and reversed in the second quarter of 2015 due to contract negotiations that were finalized in that quarter.

Currently, several states utilize supplemental payment programs, including disproportionate share programs, for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from Centers for Medicare and Medicaid Services (“CMS”) and are funded with a combination of federal and state resources, including, in certain instances, taxes, fees or other program expenses (collectively, “provider taxes”) levied on the providers. Similar programs are also currently being considered by other states. These amounts are included in due from and due to third-party payors in the consolidated and combined balance sheets.  Previously, amounts due from third party payors related to these programs were included in patient accounts receivable, and the provider taxes owed were included in other current liabilities in the consolidated and combined balance sheets.  See the Reclassifications accounting policy above for additional information on these reclassifications made by the Company beginning in the second quarter of 2016.

The following table summarizes the components of amounts due from and due to third-party payors, as presented in the consolidated and combined balance sheets (in thousands):

	September 30,	December 31,
	2016	2015

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$22,091	$33,732
State supplemental payment programs	104,982	77,074
Total amounts due from third-party payors	$127,073	$110,806

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$33,440	$21,015
State supplemental payment programs	11,662	9,088
Total amounts due to third-party payors	$45,102	$30,103

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

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The table below provides a summary of the portion of Medicaid reimbursements attributable to state supplemental payment programs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

State supplemental payment programs:
Medicaid revenues	$54,688	$54,517	$162,009	$159,734
Provider taxes and other expenses	19,559	18,438	57,590	56,931
Reimbursements attributable to state supplemental payment programs, net of expenses	$35,129	$36,079	$104,419	$102,803

Charity Care

In the ordinary course of business, the Company provides services to patients who are financially unable to pay for hospital care. The related charges for those patients who are financially unable to pay that otherwise do not qualify for reimbursement from a governmental program are classified as charity care. The Company determines amounts that qualify for charity care primarily based on the patient’s household income relative to the poverty level guidelines established by the federal government. The Company’s policy is to not pursue collections for such amounts; therefore, the related charges are recorded in operating revenues at the standard billing rates and fully offset in contractual allowances.  The gross amounts of charity care revenues were $10.1 million and $9.5 million for the three months ended September 30, 2016 and 2015, respectively, and $24.9 million and $22.7 million for the nine months ended September 30, 2016 and 2015, respectively.

The estimated cost of providing charity care services is determined using a ratio of cost to gross charges and applying this ratio to the gross charges associated with providing care to charity patients for the period.  The Company recorded charity care costs of $1.6 million for both the three month periods ended September 30, 2016 and 2015, and $4.0 million and $3.9 million for the nine months ended September 30, 2016 and 2015, respectively.  To the extent the Company receives reimbursement from any of the various governmental assistance programs to subsidize its care of indigent patients, the Company excludes the charges for such patients from the cost of care provided under its charity care program.

Accounts Receivable and Allowance for Doubtful Accounts

Substantially all of the Company’s receivables are related to providing healthcare services to patients at its hospitals and affiliated businesses.  Beginning in the second quarter of 2016, the Company began classifying receivables related to state supplemental payment programs from patient accounts receivable to due from and due to third-party payors in the consolidated and combined balance sheets.  The net amounts reclassified were $93.3 million and $68.0 million as of September 30, 2016 and December 31, 2015, respectively. See the Reclassifications accounting policy above for additional information on reclassification adjustments made by the Company.

A summary of the components of accounts receivable before contractual allowances, discounts and allowance for doubtful accounts follows (dollars in thousands):

	September 30, 2016		December 31, 2015
	$ Amount	% of Total	$ Amount	% of Total

Third-parties	$1,947,231	75.1%	$1,688,138	72.6%
Self-pay	646,047	24.9%	638,694	27.4%
Total accounts receivable, gross	$2,593,278	100.0%	$2,326,832	100.0%

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

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

A summary of the changes in the allowance for doubtful accounts follows (in thousands):

Nine Months Ended
September 30,
2016

Balance at beginning of period	$346,507
Provision for bad debts	201,971
Amounts written off, net of recoveries	(206,215)
Balance at end of period	$342,263

Collections are impacted by the economic ability of patients to pay and the effectiveness of CHS’ billing and collection efforts, including their current policies on collections, and the ability of the Company to further attempt collection efforts. Billings and collections are outsourced to CHS under the transition services agreements that were put in place with the Spin-off Transaction.  See Note 16 – Related Party Transactions for additional information on these agreements.  Significant changes in payor mix, centralized business office operations, economic conditions or trends in federal and state governmental healthcare coverage, among others, could affect the Company’s estimates of accounts receivable collectability. The Company also continually reviews its overall allowance adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues after the provision for bad debts, as well as by analyzing current period net operating revenues and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables, and the impact of recent acquisitions and dispositions.

Concentration of Credit Risk

The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s hospitals and affiliated facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s markets and non-governmental third-party payors, Medicare represents the only significant concentration of credit risk from payors. Accounts receivable, net of contractual allowances, from Medicare were $78.7 million and $67.7 million, or 10.5% and 9.2% of total patient accounts receivable, net, as of September 30, 2016 and December 31, 2015, respectively.

The Company’s revenues are particularly sensitive to regulatory and economic changes in certain states where the Company generates significant revenues. Accordingly, any changes in the current demographic, economic, competitive or regulatory conditions in certain states in which revenues are significant could have an adverse effect on the Company’s results of operations, financial condition or cash flows. Changes to the Medicaid and other government-managed payor programs in these states, including reductions in reimbursement rates or delays in reimbursement payments under state supplemental payment or other programs, could also have a similar adverse effect.

A summary of the states in which the Company generates more than 5% of total net patient revenues, before the provision for bad debts, as determined based on the nine months ended September 30, 2016 and 2015, follows (dollars in thousands):

		Nine Months Ended September 30,
	Number of	2016		2015
	Hospitals	$ Amount	% of Total	$ Amount	% of Total

Illinois	9	$609,091	34.9%	$611,569	35.3%
Georgia	4	163,127	9.3%	168,930	9.7%
Oregon	1	156,397	9.0%	144,607	8.3%
California	2	151,278	8.7%	156,128	9.0%
Kentucky	3	89,278	5.1%	96,653	5.6%

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Other Operating Expenses

A summary of the major components of other operating expenses follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Purchased services	$44,242	$44,251	$133,316	$129,898
Taxes and insurance	24,690	32,019	94,257	91,357
Medical specialist fees	27,811	22,182	77,343	62,449
Transition services agreements and allocations from Parent	18,094	15,797	52,192	46,556
Repairs and maintenance	9,611	12,728	31,576	36,024
Utilities	8,369	8,179	22,526	22,546
Management fees from Parent	—	8,797	11,792	26,762
Other miscellaneous operating expenses	22,061	17,233	59,524	56,645
Total other operating expenses	$154,878	$161,186	$482,526	$472,237

The Company began recording costs associated with the transition services agreements and other ancillary agreements with CHS following the Spin-off Transaction in accordance with the terms of these agreements.  These costs, which primarily include the costs of providing information technology, patient billing and collections and payroll services, are included in “Transition services agreements and allocations from Parent” in the table above.  Amounts allocated to the Company by CHS for periods prior to the Spin-off Transaction are also included in “Transition services agreements and allocations from Parent” in the table above.

Prior to the Spin-off Transaction, QHC recorded a monthly corporate management fee from CHS that represented a portion of CHS’ corporate office costs and was included in other operating expenses.  Following the Spin-off Transaction, the costs for corporate office functions are primarily included in salaries and benefits expenses.  See Note 16 – Related Party Transactions for additional information on the allocated costs from CHS.

General and Administrative Costs

Substantially all of the Company’s operating costs and expenses are “cost of revenues” items.  Operating expenses that could be classified as general and administrative by the Company are costs related to corporate office functions, including, but not limited to tax, treasury, audit, risk management, legal, investor relations and human resources. These costs are primarily salaries and benefits expenses associated with these corporate office functions.   General and administrative costs of the Company were $14.1 million and $10.9 million during the three months ended September 30, 2016 and 2015, respectively, and $37.8 million and $32.9 million during the nine months ended September 30, 2016 and 2015, respectively.  Prior to the Spin-off Transaction, the majority of these costs were allocations from CHS.  See Note 16 – Related Party Transactions for additional information on the allocated costs from CHS.

Electronic Health Records Incentives Earned

Pursuant to the Health Information Technology for Economic and Clinical Health Act (“HITECH”), the Company is eligible to receive incentive payments under the Medicare and Medicaid programs for its eligible hospitals and physician clinics that demonstrate meaningful use of certified Electronic Health Records (“EHR”) technology.  Each of the Company’s eligible hospitals and physician clinics has completed the initial adoption phase of EHR implementation and is currently in the process of implementing the remaining two phases.  EHR incentive payments are subject to audit and potential recoupment if it is determined that the applicable meaningful use standards were not met. EHR incentive payments are also subject to retrospective adjustment because the cost report data upon which the incentive payments are based are further subject to audit.

The Company utilizes a gain contingency model to recognize EHR incentive payments.  When the recognition criteria have been fully met, the Company recognizes the income from EHR incentives payments as a part of other operating costs and expenses in the consolidated and combined statements of income. Medicaid EHR incentive payments are calculated based on prior period Medicare cost report information available at the time when eligible hospitals demonstrate meaningful use of certified EHR technology. Medicare EHR incentive payments are calculated when eligible hospitals demonstrate meaningful use of certified EHR technology and the information for the applicable full Medicare cost report year used to determine the final incentive payment is available.  In some instances, the Company may receive estimated Medicare EHR incentive payments prior to when the Medicare cost report information used to determine the final incentive payment is available. In these instances, recognition of the income from EHR incentive payments is deferred until all recognition criteria are met.  The Company recognizes receivables for EHR incentive payments that have been earned, but are uncollected at period end, as other current assets in the consolidated and combined balance sheets.  The receivables are adjusted for any known audit or retrospective adjustments related to prior periods.   Deferred revenue from EHR incentive payments is recorded in other current liabilities in the consolidated and combined balance sheets.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Company incurs both capital expenditures and operating expenses in connection with the implementation of EHR technology initiatives. The amounts and timing of these expenditures does not directly correlate with the timing of the Company’s receipt or recognition of EHR incentive payments as earned.  As the Company completes its full implementation of certified EHR technology in accordance with all three phases of the program, its EHR incentive payments will decline and ultimately end.

A summary of activity related to EHR incentives follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Electronic health records incentives receivable at beginning of period	$1,973	$5,848	$11,227	$12,204
Electronic health records incentives earned	1,336	2,326	6,152	7,101
Cash incentive payments received	(367)	(1,237)	(13,116)	(9,457)
Adjustments to receivable based on final cost report settlement or audit	458	990	(863)	(1,921)
Electronic health records incentives receivable at end of period	$3,400	$7,927	$3,400	$7,927

Deferred revenue related to electronic health records incentives at beginning of period	$(1,054)	$(3,795)	$—	$(14,351)
Cash received and deferred during period	1,054	—	(3,639)	—
Recognition of deferred incentives as earned	—	3,795	3,639	14,351
Deferred revenue related to electronic health records incentives at end of period	$—	$—	$—	$—

Total electronic health records incentives earned during period	$1,336	$6,121	$9,791	$21,452
Total cash incentive payments received during period	687	(1,237)	(16,755)	(9,457)

The Company received a Medicare EHR cash incentive payment of $1.8 million during the second quarter of 2016 that was recorded as deferred revenue. The Company subsequently determined the payment was a duplicate and refunded the payment during the third quarter.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent the Company believes that recovery is not likely, a valuation allowance is established. To the extent the Company establishes a valuation allowance or increases this allowance, the related expense is included in the provision for income taxes in the consolidated and combined statements of income. The Company classifies interest and penalties, if any, related to its tax positions as a component of income tax expense.  See Note 10 – Income Taxes for information on the separate return method of accounting for income taxes that was used by the Company during the carve-out period and the impact of the consummation of the Spin-off Transaction on income taxes.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Comprehensive Income (Loss)

The Company’s only sources of other comprehensive income (loss) consist of pension costs related to an acquired defined benefit pension plan at one of its hospitals and a supplemental employee retirement plan.

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

Property and Equipment

Purchases of property and equipment are recorded at cost. Property and equipment acquired in a business combination are recorded at estimated fair value.  Routine maintenance and repairs are expensed as incurred.  Expenditures that increase capacities or extend useful lives are capitalized.  The Company capitalizes interest related to financing of major capital additions with the respective asset.  Depreciation is recognized using the straight-line method over the estimated useful life of an asset. The Company depreciates land improvements over 3 to 20 years, buildings and improvements over 5 to 40 years, and equipment and fixtures over 3 to 18 years.  The Company also leases certain facilities and equipment under capital lease obligations. These assets are amortized on a straight-line basis over the lesser of the lease term or the remaining useful life of the asset. Property and equipment assets that are held for sale are not depreciated.

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

Goodwill arising from business combinations is not amortized. Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. See Note 5 – Goodwill and Intangible Assets, which includes a discussion of the impairment charges recorded in the consolidated and combined statements of income during the nine months ended September 30, 2016.  The Company performs its annual testing of impairment for goodwill in the fourth quarter of each year.  The fair value of the related reporting units is estimated using both a discounted cash flow model as well as a multiple model based on earnings before interest, taxes, depreciation and amortization. The cash flow forecasts are adjusted by an appropriate discount rate based on the Company’s best estimate of a market participant’s weighted-average cost of capital. Both models are based on the Company’s best estimate of future revenues and operating costs and are reconciled to the Company’s consolidated market capitalization, with consideration of the amount a potential acquirer would be required to pay, in the form of a control premium, in order to gain sufficient ownership to set policies, direct operations and control management decisions of the Company.

Intangible Assets

The Company’s intangible assets primarily consist of purchase and development costs of software for internal use and contract-based intangible assets, including physician guarantee contracts, medical licenses, hospital management contracts, non-compete agreements and certificates of need. There are no expected residual values related to the Company’s intangible assets.  Capitalized software costs are generally amortized over three years, except for software costs for significant system conversions, which are

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

amortized over 8 to 10 years.  Capitalized software costs that are in the development stage are not amortized until the related projects are complete.  Assets for physician guarantee contracts, hospital management contracts, non-compete agreements and certificates of need are amortized over the life of the individual contracts.  Tradenames, medical licenses and intangible assets held for sale are not amortized.

The Company may, in the future, elect to incur costs to renew or extend the useful lives of certain of its intangible assets. Costs incurred to extend the useful life of capitalized software would be recognized as an intangible asset and amortized over the anticipated extension period. Costs incurred to renew certain contract-based intangibles, such as hospital management contracts and certificates of need, would be recognized as intangible assets and amortized over the respective renewed contract periods. The Company does not expect to extend or renew any of its physician guarantee contracts or non-compete agreements.

Impairment of Long-Lived Assets

Whenever an event occurs or changes in circumstances indicate that the carrying values of certain long-lived assets may be impaired, the Company projects the undiscounted cash flows expected to be generated by these assets. If the projections indicate that the carrying values are not expected to be recovered, such amounts are reduced to their estimated fair value based on a quoted market price, if available, or an estimated fair value based on valuation techniques available in the circumstances.  See Note 3 – Hospitals Held for Sale and Impairment of Long-Lived Assets for additional information related to impairment charges recorded in the consolidated and combined statements of income for the nine months ended September 30, 2016.

Other Long-Term Assets

Other long-term assets consists of the long-term portion of the receivables from CHS related to professional and general liability and workers’ compensation insurance reserves that were indemnified by CHS in connection with the Spin-off Transaction, as well as deposits, investments in unconsolidated subsidiaries and other miscellaneous long-term assets.

Other Current Liabilities

Other current liabilities consists of the current portion of professional and general liability and workers’ compensation insurance reserves, including the portion indemnified by CHS in connection with the Spin-off Transaction, as well as property tax accruals, legal accruals, deferred revenue related to electronic health records incentives, physician guarantees and other miscellaneous current liabilities.

Insurance Reserves

As part of the business of owning and operating hospitals, the Company is subject to legal actions alleging liability on its part. To mitigate a portion of this risk, the Company maintains insurance exceeding a self-insured retention level for these types of claims. The Company’s self-insurance reserves reflect the current estimate of all outstanding losses, including incurred but not reported losses, based on actuarial calculations as of period end. The loss estimates included in the actuarial calculations may change in the future based on updated facts and circumstances. The Company’s insurance expense includes the actuarially determined estimate of losses for the current year, including claims incurred but not reported, the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections, the insurance premiums for losses in excess of the Company’s self-insured retention levels, the administrative costs of the insurance programs, and interest expense related to the discounted portion of the liability.  The Company’s reserves for professional and general liability claims are based on semi-annual actuarial calculations, which are discounted to present value and consider historical claims data, demographic factors, severity factors and other actuarial assumptions. The reserves for self-insured claims are discounted based on the Company’s risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

See Note 17 – Commitments and Contingencies for information related to the portion of the Company’s insurance reserves for professional and general liability and workers’ compensation liability that are indemnified by CHS and the related accounting treatment and presentation in the consolidated and combined financial statements.

Self-Insured Employee Health Benefits

The Company is self-insured for substantially all of the medical benefits of its employees.  The Company maintains a liability for its current estimate of incurred but not reported employee health claims based on an annual actuarial calculation. The undiscounted reserve for self-insured employee health benefits was $16.0 million as of September 30, 2016 and is included in accrued salaries and benefits in the consolidated and combined balance sheets.  Expense each period is based on the actual claims received during the period plus any adjustment to the liability.

Prior to the Spin-off Transaction, QHC was allocated employee health expense as part of the monthly corporate overhead charges from CHS.  The allocation was determined based on claims made by QHC employees during the period plus an estimate for the change in liability related to QHC employee health claims incurred but not reported.  The liability was included in Due to Parent,

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

net in the consolidated and combined balance sheets, as the related employee health insurance policy was owned by CHS.  Employee health expense is included in salaries and benefits expenses in the consolidated and combined statements of income for all periods.  See Note 16 – Related Party Transactions for additional information on all corporate overhead costs from CHS prior to the Spin-off Transaction.

Debt Issuance Costs and Discounts

On January 1, 2016, the Company adopted Accounting Standards Update 2015-03, which requires the presentation of debt issuance costs as a reduction of the debt liability on the balance sheet, consistent with the accounting for debt discounts.  Amortization of debt issuance costs and debt discounts are each recorded as non-cash interest expense over the life of the respective debt instrument.

Due to Parent, Net

Prior to the Spin-off Transaction, Due to Parent, net, in the consolidated and combined balance sheets represented the Company’s liability to CHS for the accumulation of (1) CHS’ historical investment in QHC, (2) liabilities related to the cost allocations from CHS to QHC, (3) interest charged by CHS on the monthly outstanding Due to Parent, net balance, (4) the net effect of transactions between CHS and QHC, and (5) the net effect of cash transfers from QHC to CHS under CHS’ centralized cash management program. In connection with the Spin-off Transaction, certain liabilities were transferred through Due to Parent, net to the Company, pursuant to the Separation and Distribution Agreement, and the remaining balance was settled in the form of a non-cash capital contribution to the Company.  See Note 1 – Description of the Business and Spin-off Transaction and Note 16 – Related Party Transactions for additional information on the Spin-off Transaction and related party transactions with CHS.

Assets and Liabilities of Hospitals Held for Sale

The Company reports assets that meet the criteria for classification as held for sale separately from other assets on the consolidated and combined balance sheets.  Generally, assets that meet the criteria include those for which the carrying amount will be settled principally through a sale transaction rather than through continuing use.  The asset must be available for immediate sale in its present condition, subject to usual or customary terms, and the sale must be probable to occur in the next 12 months.  Similarly, the liabilities of a disposal group are classified as held for sale upon meeting these criteria.  Immediately following classification as held for sale, the Company remeasures these assets and liabilities and adjusts the value to the lesser of the carrying amount or fair value less costs to sell.  The assets and liabilities classified as held for sale are no longer depreciated or amortized into expense.  See Note 3 – Hospitals Held for Sale and Impairment of Long-Lived Assets related to certain hospitals classified as held for sale as of September 30, 2016.

Stock-Based Compensation

In connection with the Spin-off Transaction, the Company issued QHC restricted stock awards to all CHS restricted stock award holders as of the Record Date.  Each holder of CHS restricted stock awards received one QHC restricted stock award for every four CHS restricted stock awards held.  In addition, QHC employees that held CHS restricted stock awards were allowed to continue to hold the CHS awards under the same terms and conditions that existed prior to the Spin-off Transaction, excluding certain shares granted on March 1, 2016 that were canceled in connection with the Spin-off Transaction.  The unrecognized compensation expense related to the vesting of the CHS restricted stock awards held by QHC employees was transferred to QHC with the Spin-off Transaction.  As a result, the Company is responsible for recording stock-based compensation expense attributable to the unvested portion of CHS restricted stock awards held by QHC employees and the unvested portion of all QHC restricted stock awards held by its employees, consisting of both QHC awards issued on the Record Date and additional awards granted under the Quorum Health Corporation 2016 Stock Award Plan (the “2016 Stock Award Plan”) following the Spin-off Transaction.  See Note 14 – Stock-Based Compensation.

Benefit Plans

Following the Spin-off Transaction, the Company maintains various benefit plans, including defined contribution plans, a defined benefit plan and deferred compensation plans, for which certain of the Company’s subsidiaries are the plan sponsors. In connection with the Spin-off Transaction, the rights and obligations of these plans were transferred from CHS to the Company, pursuant to the Separation and Distribution Agreement. Prior to the Spin-off Transaction, QHC was allocated a portion of CHS’ benefit costs under its defined contribution plans. The allocation was based on specific identification for plans associated exclusively with QHC hospitals and on QHC’s proportional share of employees covered under all other applicable plans. The expense was recorded as salaries and benefits in the consolidated and combined statements of income, and the cumulative liability for these benefit costs, which was transferred to the Company in the Spin-off Transaction, was recorded in Due to Parent, net in the consolidated and combined balance sheets.

QHC recognizes the unfunded liability of its defined benefit plan in other long-term liabilities in the consolidated and combined balance sheets. Unrecognized gains (losses) and prior service credits (costs) are recorded as changes in other comprehensive income

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(loss).  The measurement date of the plan’s assets and liabilities coincides with the Company’s year end. The Company’s pension benefit obligation is measured using actuarial calculations that incorporate discount rates, rate of compensation increases and expected long-term returns on plan assets. The calculations additionally consider expectations related to the retirement age and mortality of plan participants. The Company records pension benefit costs related to all of its plans as salaries and benefits expenses in the consolidated and combined statements of income.

Fair Value of Financial Instruments

The Company utilizes the U.S. GAAP fair value hierarchy to measure the fair value of its financial instruments.  The fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumption about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  The inputs used to measure fair value are classified into the following fair value hierarchy:

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

Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company expects to adopt this ASU on January 1, 2018 and is currently evaluating its plan for adoption and the impact on its revenue recognition policies, procedures and internal control framework, and the resulting impact on its consolidated and combined results of operations, financial position and cash flows.

In February 2016, the FASB issued ASU 2016-02, which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. The ASU also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt this ASU on January 1, 2019.  The Company utilizes a number of leases to support its operations.  As such, the adoption of this ASU is expected to have a significant impact on the Company’s consolidated and combined results of operations, financial position and cash flows.  The Company is currently evaluating the quantitative and qualitative impact the adoption of this ASU will have on its operations, policies and procedures. The Company is additionally evaluating any modifications to its leasing strategy in response to the requirements of this standard.

In March 2016, the FASB issued ASU 2016-09, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU are the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt this ASU on January 1, 2017. Management is evaluating the impact that the adoption of this ASU will have on its consolidated and combined results of operations, financial position and cash flows.

In August 2016, the FASB issued ASU 2016-15, which addresses eight specific cash receipt and cash payment classification issues related to the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt this ASU on January 1, 2018. Management is evaluating the impact that the adoption of this ASU will have on its consolidated and combined results of operations, financial position and cash flows.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 3 – HOSPITALS HELD FOR SALE AND IMPAIRMENT OF LONG-LIVED ASSETS

The Company’s business strategy includes an ongoing strategic review of its hospitals for possible divestitures based on an analysis of financial performance, current competitive conditions, expected demographic trends, joint venture opportunities and capital allocation requirements.

Beginning in the second quarter of 2016, the Company reclassified certain assets and liabilities of certain hospitals it plans to divest as held for sale on its consolidated and combined balance sheet.  As a result of management’s decision to divest these hospitals and evaluate other hospitals for divestiture, during the second quarter of 2016, the Company analyzed the long-lived assets of all of its hospitals to test for impairment. The Company recorded $45.4 million of impairment charges in the consolidated and combined statements of income during the second quarter of 2016.  These impairment charges included $9.8 million for property and equipment and $4.4 million for capitalized software costs related to hospitals held for sale and $31.2 million for property and equipment related to hospitals held and used.  The carrying amounts of long-lived assets, including those classified as held for sale, are reported net of impairment charges in the consolidated and combined balance sheet as of September 30, 2016. Additionally, during the second quarter of 2016, the Company evaluated the estimated relative fair value of the hospitals held for sale in relation to the overall fair value of its hospital operations reporting unit as of September 30, 2015, the date of its last goodwill impairment analysis, and recorded a goodwill impairment charge of $5.0 million related to hospitals held for sale. See Note 5 – Goodwill and Intangible Assets for additional information on goodwill impairment.

NOTE 4 – PROPERTY AND EQUIPMENT

A summary of property and equipment follows (in thousands):

	September 30,	December 31,
	2016	2015

Property and equipment, at cost:
Land and improvements	$95,652	$100,053
Building and improvements	820,356	853,853
Equipment and fixtures	604,790	616,667
Construction in progress	50,477	33,080
Total property and equipment, at cost	1,571,275	1,603,653
Less: Accumulated depreciation and amortization	(750,932)	(723,404)
Total property and equipment, net	$820,343	$880,249

Depreciation expense was $19.7 million and $22.5 million for the three months ended September 30, 2016 and 2015, respectively, and $64.7 million and $67.9 million for the nine months ended September 30, 2016 and 2015, respectively.  See Note 5 – Goodwill and Intangible Assets for information on amortization expense recorded for property and equipment held under capital lease obligations.  The total amount of assets held under capital lease obligations, at cost, was $29.9 million and $23.4 million at September 30, 2016 and December 31, 2015, respectively, and $27.8 million and $22.4 million, net of accumulated amortization, at September 30, 2016 and December 31, 2015, respectively.

During the second quarter of 2016, the Company reduced the carrying value of property and equipment at certain hospitals it is currently marketing for sale and at certain underperforming hospitals that are part of its ongoing hospital operations business.  See Note 3 – Hospitals Held for Sale and Impairment of Long-Lived Assets for additional information on the impairment recorded in the consolidated and combined statements of income for the nine months ended September 30, 2016.

Purchases of property and equipment accrued in accounts payable were $8.5 million as of September 30, 2016.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 5– GOODWILL AND INTANGIBLE ASSETS

Goodwill

A summary of changes in goodwill follows (in thousands):

Nine Months Ended
September 30,
2016

Balance at beginning of period	$541,704
Acquisitions	108
Impairment	(205,000)
Balance at end of period	$336,812

Goodwill related to the hospital operations reporting unit, after giving effect to the impairment charges discussed below, was $303.5 million and $508.4 million as of September 30, 2016 and December 31, 2015, respectively. Goodwill related to the hospital management advisory and consulting services reporting unit was $33.3 million at both September 30, 2016 and December 31, 2015.

During the second quarter of 2016, the Company identified certain of its hospitals as held for sale and, accordingly, reclassified certain assets and liabilities as held for sale on its consolidated and combined balance sheet. As a result, the Company evaluated the estimated relative fair value of hospitals held for sale in relation to the overall fair value of its hospital operations reporting unit as of September 30, 2015, the date of its last goodwill impairment analysis, and recognized goodwill impairment of $5.0 million. See Note 3 – Hospitals Held for Sale and Impairment of Long-Lived Assets for additional information related to the hospitals held for sale.

In addition, during the second quarter of 2016, the Company identified certain indicators of goodwill impairment related to the entirety of its hospital operations reporting unit and concluded that such indicators necessitated an interim goodwill impairment evaluation. The primary impairment indicators were the Company’s declining market capitalization, as compared to the carrying value of its equity, and a decrease in the Company’s estimated future earnings. The Company performed a calculation of fair value in step one of the impairment test and concluded that the carrying value of the hospital operations reporting unit exceeded its fair value. A preliminary step two calculation was subsequently performed to determine the implied value of goodwill of the hospital operations reporting unit in a hypothetical purchase price allocation. Based on this preliminary analysis, the Company estimated and recorded an additional impairment charge of $200.0 million to goodwill. As permitted under U.S. GAAP, this amount represented an estimate of the impairment until such time the step two evaluation could be finalized.  Due to the complexity of the calculation, including forecasting future financial results and performing long-lived asset valuations on each of its hospitals, the Company has not finalized Step 2 of its impairment assessment prior to filing its quarterly report on Form 10-Q for the quarter ended September 30, 2016. The Company expects to complete this evaluation during the fourth quarter of 2016 and notes that the effect of any change to its previous estimate may be material to the financial statements.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Intangible Assets

A summary of intangible assets follows (in thousands):

	September 30,	December 31,
	2016	2015

Finite-lived intangible assets:
Capitalized software costs:
Cost	$193,085	$194,941
Accumulated amortization	(113,061)	(98,004)
Capitalized software costs, net	80,024	96,937
Physician guarantee contracts:
Cost	11,356	16,594
Accumulated amortization	(5,611)	(9,560)
Physician guarantee contracts, net	5,745	7,034
Other finite-lived intangible assets:
Cost	44,339	43,275
Accumulated amortization	(32,392)	(29,351)
Other finite-lived intangible assets, net	11,947	13,924
Total finite-lived intangible assets
Cost	248,780	254,810
Accumulated amortization	(151,064)	(136,915)
Total finite-lived intangible assets, net	$97,716	$117,895

Indefinite-lived intangible assets:
Tradenames	$4,000	$4,000
Medical licenses and other indefinite-lived intangible assets	4,590	7,355
Total indefinite-lived intangible assets	$8,590	$11,355

Total intangible assets:
Cost	$257,370	$266,165
Accumulated amortization	(151,064)	(136,915)
Total intangible assets, net	$106,306	$129,250

As of September 30, 2016, the Company had $2.1 million of capitalized software costs that are currently in the development stage. Amortization of these capitalized costs will begin once the software projects are complete and ready for their intended use.

Amortization Expense

A summary of amortization expense follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Amortization of finite-lived intangible assets:
Capitalized software costs	$6,214	$6,670	$19,539	$20,134
Physician guarantee contracts	770	913	2,383	2,904
Other finite-lived intangible assets	675	825	2,191	2,470
Total amortization expense related to finite-lived intangible assets	7,659	8,408	24,113	25,508
Amortization of leasehold improvements and property and equipment assets held under capital lease obligations	812	623	2,105	1,858
Total amortization expense	$8,471	$9,031	$26,218	$27,366
As of September 30, 2016, the weighted-average remaining amortization period of the Company’s intangible assets subject to amortization, except for capitalized software costs and physician guarantee contracts, was approximately 5.6 years.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Total estimated future amortization expense for the next five years and thereafter related to intangible assets follows (in thousands):

September 30,
2016

Remainder of 2016	$6,842
2017	26,758
2018	17,185
2019	14,218
2020	11,699
Thereafter	21,014
Total estimated future amortization expense	$97,716

NOTE 6 – LONG-TERM DEBT

A summary of long-term debt follows (in thousands):

	September 30,	December 31,
	2016	2015

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$—
Term Loan Facility, maturing 2022	875,600	—
ABL Credit Facility, maturing 2021	—	—
Senior Notes, maturing 2023	400,000	—
Unamortized debt issuance costs and discounts	(50,792)	—
Capital lease obligations	26,044	22,323
Other debt	942	1,092
Total debt	1,251,794	23,415
Less: Current maturities of long-term debt	(10,493)	(7,915)
Total long-term debt	$1,241,301	$15,500

Due to Parent, net	$—	$1,800,908

In connection with the Spin-off Transaction, the Company entered into two credit agreements and issued senior notes.  In addition, the previous indebtedness with CHS, which was classified on the consolidated and combined balance sheets as Due to Parent, net, was fully settled.  See Note 1 – Description of the Business and Spin-off Transaction and Note 16 – Related Party Transactions for additional information on the use of proceeds from the new debt instruments and the settlement of Due to Parent, net.

Senior Credit Facility

On April 29, 2016, the Company entered into a credit agreement (the “CS Agreement”), among the Company, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent and collateral agent. The CS Agreement provides for an $880 million senior secured term loan facility (the “Term Loan Facility”) and a $100 million senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”). The available borrowings from the Revolving Credit Facility will be used for working capital and general corporate purposes.  As of September 30, 2016, the Company had no borrowings outstanding on the Revolving Credit Facility and had $3.1 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation insurance as security for the payment of claims.

The Term Loan Facility was issued at a discount of $17.6 million, or 98% of par value, and has a maturity date of April 29, 2022, subject to customary acceleration events and repayment, extension or refinancing. Interest under the Term Loan Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1%, plus 5.75% or the alternate base rate plus 4.75%. Interest under the Revolving Credit Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 0%, plus 2.75% or the alternate base rate plus 1.75%. The Revolving Credit Facility has a maturity date of April 29, 2021, subject to certain customary acceleration events and repayment, extension or refinancing.  The effective interest rate on the Term Loan Facility was 7.66% as of September 30, 2016.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The maximum Secured Net Leverage Ratio permitted under the CS Agreement, as determined based on 12 month trailing Consolidated EBITDA, as defined in the CS Agreement, follows:

Maximum
Secured Net
Period	Leverage Ratio

Period from April 29, 2016 to June 30, 2017	4.50 to 1.00
Period from July 1, 2017 to June 30, 2018	4.25 to 1.00
Period from July 1, 2018 and thereafter	4.00 to 1.00

As of September 30, 3016, the Company had a Secured Net Leverage Ratio of 3.54 to 1.00, implying additional borrowing capacity of $239.5 million.

ABL Credit Facility

On April 29, 2016, the Company entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among the Company, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). The available borrowings from the ABL Credit Facility will be used for working capital and general corporate purposes.  As of September 30, 2016, the Company had no borrowings outstanding on the ABL Credit Facility.

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

The ABL Credit Facility has a “Covenant Trigger Event” definition that requires the Company to maintain excess availability under the ABL Credit Facility equal to or greater than the greater of (i) $12.5 million and (ii) 10% of the aggregate commitments under the ABL Credit Facility.  At September 30, 2016, the Company had excess availability of $115.4 million.  If a Covenant Trigger Event occurs, then the Company is required to maintain a minimum Consolidated Fixed Charge Ratio of 1.10 to 1.00 until such time that a Covenant Trigger Event is no longer continuing. In addition, if excess availability under the ABL Credit Facility were to fall below the greater of (i) 12.5% of the aggregate commitments under the ABL Credit Facility and (ii) $15.0 million, then a “Cash Dominion Event” would be triggered upon which the lenders could assume control of the Company’s cash.

Credit Agreement Covenants

In addition to the specific covenants described above, the Credit Agreements contain customary negative covenants which limit the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, transfer assets, merge or acquire assets, and make restricted payments, including dividends, distributions and specified payments on other indebtedness.  They include customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary Employee Retirement Income Security Act (“ERISA”) events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Agreements also contain customary affirmative covenants and representations and warranties.

Senior Notes

On April 22, 2016, QHC issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations of the Company guaranteed on a senior basis by certain of the Company’s subsidiaries (the “Guarantors”).  The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016.  Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months.  The effective interest rate on the Senior Notes was 12.463% as of September 30, 2016.

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

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

On April 22, 2016, in connection with the issuance of the Senior Notes, the Company entered into a Registration Rights Agreement. The terms of the Registration Rights Agreement require the Company to (i) file with the Securities and Exchange Commission a registration statement with respect to an offer to exchange the Senior Notes for a new issue of debt securities registered under the Securities Act of 1933, as amended (the “Exchange Offer”), with terms identical to those of the Senior Notes (except for provisions relating to the transfer restrictions and payment of additional interest), and cause the Exchange Offer to be completed within 365 days following the closing of the issuance of the Senior Notes, (ii) keep the Exchange Offer open for at least 30 business days (or longer if required by applicable law) and (iii) in certain circumstances, file a shelf registration statement for the resale of the Senior Notes by some or all of the holders thereof, in lieu of an exchange offer to such holders. If the Company and the Guarantors fail to satisfy their registration obligations, the Company will be required to pay additional interest to the holders of Senior Notes, the transfer of which remains restricted, reflecting typical market terms.

On and after April 15, 2019, the Company is entitled, at its option, to redeem all or a portion of the Senior Notes upon not less than 30 nor more than 60 days notice, at the following redemption prices, plus accrued and unpaid interest, if any, to the redemption date.  The redemption prices are expressed as a percentage of the principal amount on the redemption date.  Holders of record on the relevant record date have the right to receive interest due on the relevant interest payment date.  In addition, prior to April 15, 2019, the Company may redeem some or all of the Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make whole” premium, as set forth in the Indenture.  The Company is entitled to redeem up to 35% of the aggregate principal amount of the Senior Notes until April 15, 2019 with the net proceeds from certain equity offerings at the redemption price set forth in the Indenture.

A summary of the redemption dates and prices follows:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

A summary of debt issuance costs and discounts follows (in thousands):

	September 30,	December 31,
	2016	2015

Debt issuance costs	$29,139	$—
Debt discounts	24,536	—
Total debt issuance costs and discounts at origination	53,675	—
Less: Amortization of debt issuance costs and discounts	(2,883)	—
Total unamortized debt issuance costs and discounts	$50,792	$—

Prior to the Spin-off Transaction, the Company had no capitalized costs for debt issuance, discounts or premiums.

Capital Lease Obligations and Other Debt

The Company’s debt arising from capital lease obligations primarily relates to its new corporate office in Brentwood, Tennessee.  As of September 30, 2016, this capital lease obligation was $18.9 million.  The remainder of the Company’s capital lease obligations relate to property and equipment at its hospitals and corporate office.  Other debt consists of physician loans and miscellaneous notes payable to banks.  See Note 17 – Commitments and Contingencies for additional information on the corporate office lease.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Debt Maturities

A summary of debt maturities for the next five years and thereafter follows (in thousands):

September 30,
2016

Remainder of 2016	$2,770
2017	10,284
2018	10,425
2019	10,058
2020	10,151
Thereafter	1,258,898
Total debt, excluding debt issuance costs and discounts	$1,302,586

Interest Expense, Net

A summary of the components of interest expense, net follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Senior Credit Facility:
Revolving Credit Facility	$124	$—	$209	$—
Term Loan Facility	15,179	—	25,611	—
ABL Credit Facility	120	—	202	—
Senior Notes	11,626	—	20,540	—
Amortization of debt issuance costs and discounts	1,692	—	2,883	—
All other interest expense (income), net	(713)	124	(503)	361
Total interest expense, net, from long-term debt	28,028	124	48,942	361
Due to Parent, net	—	24,425	35,814	73,818
Total interest expense, net	$28,028	$24,549	$84,756	$74,179

NOTE 7 – OTHER LONG-TERM LIABILITIES

A summary of other long-term liabilities follows (in thousands):

	September 30,	December 31,
	2016	2015

Professional and general liability insurance reserves	$81,083	$77,423
Workers' compensation liability insurance reserves	17,578	20,507
Benefit plan liabilities	13,293	3,376
Deferred rent	3,969	3,770
Other miscellaneous long-term liabilities	2,748	3,065
Total other long-term liabilities	$118,671	$108,141

See Note 17 – Commitments and Contingencies for additional information about the Company’s insurance reserves.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s cash and cash equivalents, patient accounts receivable, amounts due from and due to third-party payors, and accounts payable approximate their fair values due to the short-term maturity of these financial instruments.

The Company recorded impairment charges related to property and equipment, capitalized software and goodwill in the second quarter of 2016. See Note 3 – Hospitals Held for Sale and Impairment of Long-Lived Assets and Note 5 – Goodwill and Intangible Assets. The assessment of fair value was based on Level 3 inputs, as the valuation methodologies used to determine impairment were

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

based on internal projections and unobservable inputs. The portion of impairment related to hospital assets held for sale was determined based on Level 2 inputs, as the valuation methodologies used to determine impairment considered letters of intent received on these hospitals.

A summary of the carrying amounts and estimated fair values of the Company’s long-term debt follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Revolving Credit Facility	$—	$—	$—	$—
Term Loan Facility	875,600	850,978	—	—
ABL Credit Facility	—	—	—	—
Senior Notes	400,000	334,384	—	—
Other debt	26,986	26,986	23,415	23,415
Total long-term debt, excluding debt issuance costs and discounts	$1,302,586	$1,212,348	$23,415	$23,415

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

NOTE 9 – EQUITY

Preferred Stock

In connection with the Spin-off Transaction, the Company authorized 100,000,000 shares of preferred stock, par value of $0.0001 per share.  No shares have been issued as of September 30, 2016.  The Company’s Board of Directors (the “Board”) has the discretion, subject to limitations prescribed by Delaware law and by its amended and restated certificate of incorporation, to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock, when and if issued.

Common Stock

In connection with the Spin-off Transaction, the Company authorized 300,000,000 shares of common stock, par value of $0.0001 per share, and issued 28,412,054 shares of common stock on April 29, 2016 to CHS stockholders of record on the Record Date, or April 22, 2016.  The common stock began “regular-way” trading on the NYSE on May 2, 2016 under the ticker symbol “QHC.”  As of September 30, 2016, the Company had 29,486,215 shares of common stock issued and outstanding.

Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters for which stockholders may vote.  Holders of the Company’s common stock will not have cumulative voting rights in the election of directors.  There are no preemptive rights, conversion, redemption or sinking fund provisions applicable to the common stock.  In the event of liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in the assets available for distribution. Delaware law prohibits the Company from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, the Company’s Credit Agreements impose restrictions on its ability to pay dividends.

Additional Paid-in Capital

In connection with the Spin-off Transaction, the Company issued common stock, as described above, to CHS stockholders.  In addition, pursuant to the Separation and Distribution Agreement, CHS contributed capital in excess of par value of common stock of $518.5 million, in lieu of a cash settlement payment, related to the remaining intercompany indebtedness with CHS and the Parent’s equity attributable to CHS.  See Note 1 – Description of the Business and Spin-off Transaction for a summary of the transactions that occurred on April 29, 2016 to effect the Spin-off Transaction.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Accumulated Deficit

Accumulated deficit of the Company, as shown on the consolidated and combined balance sheet as of September 30, 2016, represents the Company’s cumulative net losses since the Spin-off Transaction date.  The cumulative earnings and losses of the Company prior to the Spin-off Transaction were included in Due to Parent, net, in the consolidated and combined balance sheets.

Parent’s Equity

Prior to the Spin-off Transaction, the purchase of shares from non-controlling interest partners and the changes in valuation of redeemable shares of noncontrolling interests investments were accounted for as Parent’s equity in the consolidated and combined balance sheets.  Parent’s equity was reclassified as additional paid-in capital in connection with the Spin-off Transaction.

NOTE 10 – INCOME TAXES

The Company, or one of its subsidiaries, is subject to U.S. federal income tax and income tax of multiple state jurisdictions.  The Company provides for income taxes based on the enacted tax laws and rates in jurisdictions in which it conducts its operations.  Prior to the Spin-off Transaction, the Company was included in the consolidated federal, state and local income tax returns filed by CHS and calculated income taxes for the purpose of carve-out financial statements using the “separate return method.”  The Company deemed the amounts that it would have paid to or received from the U.S. Internal Revenue Service and certain state jurisdictions, had QHC not been a member of CHS’ consolidated tax group, to be immediately settled with CHS through Due to Parent, net in the consolidated and combined balance sheets. The Company is filing its own consolidated federal, state and local income tax returns after the Spin-off Transaction.

The Company’s effective tax rates were 38.7% and 15.0% for the three months ended September 30, 2016 and 2015, respectively, and 16.5% and 46.5% for the nine months ended September 30, 2016 and 2015, respectively.  The increase in the Company’s effective tax rate for the three months ended September 30, 2016, when compared to the three months ended September 30, 2015, was primarily due to an increase in the projected tax benefit in certain state jurisdictions where tax expense was projected in the 2015 period. The decrease in the Company’s effective tax rate for the nine months ended September 30, 2016, when compared to the nine months ended September 30, 2015, was primarily due to the pre-tax loss and the impact of the non-deductible goodwill impairment in the 2016 period, with no comparable non-deductible expenses in the 2015 period.

The Company’s deferred income tax liabilities, net were $51.2 million as of September 30, 2016, compared to $41.0 million as of December 31, 2015, a $10.2 million increase. This increase was primarily due to $61.7 million of adjustments to deferred tax assets and liabilities related to the Spin-off Transaction. The Spin-off Transaction adjustments included changes in estimates to amounts that will be realized by the Company on a stand-alone basis compared to those calculated under the separate return method, including an increase of $39.5 million attributable to net operating loss and credit carryforwards not realizable by QHC, and changes in estimates for the impact of other assets or liabilities that were transferred to the Company from CHS through Due to Parent, net on or just prior to the Spin-off Transaction date.  The adjustments related to the Spin-off Transaction were offset by $51.5 million of deferred tax benefit recorded on the Company’s pre-tax loss for the period following the Spin-off Transaction.

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions.  The Company assesses its income tax positions and records tax benefits for all tax years subject to examination based on management’s evaluation of the facts, circumstances, and information available at the reporting date. The Company is not aware of any unrecognized tax benefits; therefore it has not recorded any such amounts for the three and nine months ended September 30, 2016 and 2015.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 11 – EARNINGS PER SHARE

A summary of the computation of basic and diluted earnings per share follows (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Numerator:
Net income (loss)	$(6,452)	$(4,075)	$(255,105)	$3,954
Less: Net income attributable to noncontrolling interests	507	1,638	1,917	2,038
Net income (loss) attributable to Quorum Health Corporation	$(6,959)	$(5,713)	$(257,022)	$1,916
Denominator:
Weighted-average shares outstanding - basic and diluted	28,413,532	28,412,054	28,412,552	28,412,054

Basic and diluted earnings (loss) per share attributable to Quorum Health Corporation stockholders	$(0.24)	$(0.20)	$(9.05)	$0.07

For comparative purposes, the Company used 28,412,054 shares as the number of basic and diluted shares outstanding for all periods prior to the Spin-off Transaction, including the period from January 1, 2016 to April 28, 2016, in calculating basic and diluted earnings per share.  This number of shares represents the number of shares issued on the Spin-off Transaction date. Due to the net loss attributable to Quorum Health Corporation in the three and nine months ended September 30, 2016, no incremental shares are included in diluted earnings per share for these periods because the effect of the shares would be anti-dilutive. No incremental shares were considered for any periods prior to the Spin-off Transaction.

NOTE 12 – ADDITIONAL CASH FLOW INFORMATION

A summary of significant non-cash transactions related to the consolidated and combined balance sheets follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Transfer of liabilities from Parent	$—	$—	$16,596	$—
Non-cash capital contribution from Parent	—	—	518,518	—
Property and equipment acquired under capital leases and deferred financing obligations	1,401	4,286	6,521	4,944

See Note 1 – Description of the Business and Spin-off Transaction for additional information on the spin-off related transactions in the table above.

NOTE 13 – SEGMENTS

The Company operates in two distinct operating segments, its hospital operations business and its management advisory and consulting services business.  The hospital operations segment includes the operations of the Company’s general acute care hospitals and affiliated healthcare entities that provide inpatient and outpatient healthcare services.  The hospital management advisory and consulting services segment includes the operations of QHR.  Only the hospital operations segment meets the criteria as a separate reportable segment.  The financial information for QHR has been combined with the Company’s corporate functions and reported below as part of the all other reportable segment.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

A summary of financial information related to segments follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net operating revenues:
Hospital operations	$522,957	$521,007	$1,559,274	$1,560,628
All other	20,982	22,136	63,953	68,484
Total net operating revenues	$543,939	$543,143	$1,623,227	$1,629,112

Adjusted EBITDA:
Hospital operations	$41,618	$57,422	$117,014	$176,067
All other	5,131	2,873	15,191	9,882
Total Adjusted EBITDA	$46,749	$60,295	$132,205	$185,949

	September 30,	December 31,
	2016	2015

Assets:
Hospital operations	$1,916,067	$2,256,557
All other	183,133	38,299
Total assets	$2,099,200	$2,294,856

A reconciliation of Adjusted EBITDA to net income (loss) follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Adjusted EBITDA	$46,749	$60,295	$132,205	$185,949
Interest expense, net	(28,028)	(24,549)	(84,756)	(74,179)
(Provision for) benefit from income taxes	4,081	721	50,320	(3,435)
Depreciation and amortization	(28,234)	(31,488)	(90,854)	(95,327)
Legal and settlement costs	(488)	—	(6,176)	—
Impairment of-long-lived assets and goodwill	—	—	(250,400)	—
Transaction costs related to the spin-off	(532)	(9,054)	(5,444)	(9,054)
Net income (loss)	$(6,452)	$(4,075)	$(255,105)	$3,954

NOTE 14 – STOCK-BASED COMPENSATION

On April 1, 2016, the Company adopted the Quorum Health Corporation 2016 Stock Award Plan (“2016 Stock Award Plan”).  The Company filed a Registration Statement on Form S-8 on April 29, 2016 to register 4,700,000 shares of QHC common stock that may be issued under the plan.

On May 3, 2016, the Compensation Committee of the Board of Directors (the “Compensation Committee”) granted 460,000 performance-based restricted stock awards to the Company’s executive officers. The grants were made pursuant to the 2016 Stock Award Plan and a performance-based restricted stock award agreement. If the performance-based objectives are attained in accordance with the targets set forth in the performance-based restricted stock award agreement, the restrictions on the restricted stock awards will lapse on each of the first three anniversaries of the grant date.

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

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

On May 3, 2016, the Board, upon recommendation of its Compensation Committee and its Governance and Nominating Committee, granted 10,000 time-vested restricted stock awards to each of its seven non-employee directors. The grants were made pursuant to the 2016 Stock Award Plan and a director restricted stock award agreement. The restrictions on the time-vested restricted stock awards will lapse on the first anniversary of the grant date.

As defined in the Separation and Distribution Agreement, QHC and CHS employees who held CHS restricted stock awards on the Record Date received QHC restricted stock awards for the number of whole shares, rounded down, of QHC common stock that they would have received as a shareholder of CHS as if the underlying CHS stock were unrestricted on the Record Date, except, that with respect to a portion of CHS restricted stock awards granted to any QHC employees on March 1, 2016, as discussed above, that were cancelled and forfeited on the Spin-off Transaction date. The QHC restricted stock awards received by QHC and CHS employees in connection with the Spin-off Transaction vest on the same terms as the CHS restricted stock awards to which they relate, through the continued service by such employees with their respective employer. CHS restricted stock awards were adjusted by increasing the number of shares of CHS stock subject to restricted stock awards by an amount of whole shares, rounded down, necessary to preserve the intrinsic value of such awards at the spin-off date.  QHC did not issue any stock options as part of the distribution of shares to holders of CHS stock options.

Following the Spin-off Transaction, the Company began recording stock-based compensation expense related to the vesting of QHC restricted stock awards issued to QHC employees on the Spin-off Transaction date, CHS restricted stock awards held by QHC employees on the Spin-off Transaction date, and restricted stock awards granted by QHC on May 3, 2016. Stock-based compensation expense is recorded in salaries and benefits for periods following the Spin-off Transaction. Prior to the Spin-off Transaction, an estimated portion of CHS’ stock-based compensation expense was allocated to QHC through the monthly corporate management fee from CHS, which was recorded in other operating expenses in the consolidated and combined statements of income, and therefore is not included in stock-based compensation expense in the table below.  The estimated costs allocated to QHC from CHS were $1.8 million for the three months ended September 30, 2015 and $2.3 million and $5.6 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification Topic 718, “Compensation – Stock Compensation.”  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service periods. Determining the fair value of stock-based awards at the grant date requires the exercise of judgment, including the number of stock-based awards that are expected to be forfeited. If actual forfeitures differ from our estimates, stock-based compensation expense and the Company’s results of operations would be impacted.

A summary of stock-based compensation expense follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Stock-based compensation resulting from the Spin-off Transaction	$1,149	$—	$1,958	$—
Stock-based compensation related to grants following the Spin-off Transaction	1,632	—	2,720	—
Total stock-based compensation expense	$2,781	$—	$4,678	$—

As of September 30, 2016, the Company had unrecognized stock-based compensation expense related to the outstanding unvested QHC and CHS restricted stock awards held by QHC employees as of the Spin-off Transaction date and the QHC restricted stock awards granted subsequent to the Spin-off Transaction of $3.7 million and $10.6 million, respectively.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

A summary of the activity related to unvested QHC restricted stock awards held by QHC and CHS employees from the Spin-off Transaction date through September 30, 2016 follows:

	QHC Awards Distributed in Spin-off Transaction
	QHC Employees	CHS Employees	Total

Unvested restricted stock awards at Spin-off Transaction date	54,321	638,088	692,409
Vested	(336)	(1,684)	(2,020)
Forfeited	(164)	(3,648)	(3,812)
Unvested restricted stock awards at June 30, 2016	53,821	632,756	686,577
Vested	(557)	(1,010)	(1,567)
Forfeited	(704)	(2,224)	(2,928)
Unvested restricted stock awards at September 30, 2016	52,560	629,522	682,082

A summary of the activity related to QHC unvested restricted stock awards granted subsequent to the Spin-off Transaction date follows:

QHC Awards Granted
Subsequent to Spin-off Transaction
Weighted-
Average
Grant Date
	Shares	Fair Value

Unvested restricted stock awards at Spin-off Transaction date	—	$—
Granted	1,081,005	12.77
Vested	—	—
Forfeited	—	—
Unvested restricted stock awards at June 30, 2016	1,081,005	$12.77
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested restricted stock awards at September 30, 2016	1,081,005	$12.77

NOTE 15 – EMPLOYEE BENEFIT PLANS

Following the Spin-off Transaction, the Company maintains various benefit plans, including defined contribution plans, a defined benefit plan and deferred compensation plans, of which certain of the Company’s subsidiaries are the plan sponsors.  The rights and obligations of these plans were transferred from CHS in connection with the Spin-off Transaction, pursuant to the Separation and Distribution Agreement. The Quorum Health Retirement Savings Plan (the “RSP”) is a defined contribution plan established on January 1, 2016 by CHS in anticipation of the Spin-off Transaction. Prior to the Spin-off Transaction, the cumulative liability for these benefit costs was recorded in Due to Parent, net in the combined balance sheets.  The assets and liabilities under this plan were transferred to QHC in connection with the Spin-off Transaction. The RSP covers the majority of the employees at the Company’s subsidiaries. Total expense to the Company under all defined contribution plans was $3.2 million for both the three months ended September 30, 2016 and 2015, and $10.2 million and $10.0 million for the nine months ended September 30, 2016 and 2015, respectively. The benefit costs associated with the RSP are recorded as salaries and benefits expense in the consolidated and combined statements of income for all periods.

Certain of the Company’s employees participate in CHS’ unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation.  The current election period for those employees will continue under the CHS plan through December 31, 2016, at which time, the corresponding plan assets and liabilities will be transferred to a new plan to be established by QHC, pursuant to the EMA. The estimated liability under these plans at September 30, 2016 was approximately $23 million.

On August 18, 2016, the Compensation Committee of the Board adopted the Executive Nonqualified Excess Plan Adoption Agreement (the “Adoption Agreement”) and the Executive Nonqualified Excess Plan Document (the “Plan Document”), that together, the Adoption Agreement names as the QHCCS, LLC Nonqualified Deferred Compensation Plan (the “NQDCP”). The NQDCP is an unfunded, nonqualified deferred compensation plan that provides deferred compensation benefits for a select group of management,

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

highly compensated employees and independent contractors of the Company’s wholly-owned subsidiary, QHCCS, LLC, a Delaware limited liability company (“QHCCS”), including the Company’s named executive officers. The NQDCP permits participants to defer a portion of their annual base salary, service bonus and performance-based compensation, as well as up to 100% of their incentive compensation in any calendar year. In addition to participant deferrals, QHCCS and/or its affiliates may make discretionary credits to participants’ accounts for any year. No employee deferrals or discretionary credits had been made into the NQDCP as of September 30, 2016.

On April 1, 2016, the Board adopted the Quorum Health Corporation Supplemental Executive Retirement Plan (the “Original SERP Plan”). Pursuant to the EMA between the Company and CHS, the Company assumed all liabilities for all obligations under the Original SERP Plan for the benefits of QHC employees, as defined in the EMA, except that no additional benefits were to accrue under the Original SERP Plan following the Spin-off Transaction. The accrued benefit liability for the Original SERP Plan that was transferred to the Company in connection with the Spin-off Transaction was $6.0 million and is included in other long-term liabilities in the consolidated and combined balance sheet.  There were no assets transferred to the Company related to the Original SERP Plan in connection with the Spin-off Transaction.

On May 24, 2016, the Board, upon recommendation of the Compensation Committee, approved the Company’s Amended and Restated Supplemental Executive Retirement Plan (the “Amended and Restated SERP”), in order to accrue additional benefits with respect to QHC Employees who otherwise qualify as “Participants” under the Amended and Restated SERP.  The Amended and Restated SERP is a noncontributory non-qualified deferred compensation plan under Section 409A of the Internal Revenue Code. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for the net periodic costs of the Amended and Restated SERP. The benefit costs under both SERP plans were $0.6 million and $1.1 million for the three and nine months ended September 30, 2016, respectively, and are included in salaries and benefits in the consolidated and combined statements of income.  The accrued benefit liability for the Amended and Restated SERP was $9.8 million as of September 30, 2016 and is included in other long-term liabilities in the consolidated and combined balance sheet. The weighted-average assumptions used to determine net periodic benefit costs were a discount rate of 3.2% and an annual compensation increase of 3.0%.

On September 16, 2016, the Board adopted the Quorum Health Corporation Director’s Fees Deferral Plan (the “Director’s Plan”). Pursuant to the Director’s Plan, members of the Board may elect to defer and accumulate fees, including retainer fees and fees for attendance at Board meetings and Board committees. A director may elect that all or any specified portion of the director’s fees to be earned during a calendar year be credited to a director’s cash account and/or a director’s stock unit account maintained on the individual director’s behalf in lieu of payment. Payment of amounts credited to a director’s cash account and stock unit account will be made upon a payment commencement event, as defined in the Director’s Plan, in accordance with the payment method elected by the individual director, either in lump sum or in a number of annual installments, not to exceed 15 installments. The Director’s Plan extends to directors of the Board not employed by the Company or any of its subsidiaries. Pursuant to the Director’s Plan, the Company registered and made available for issue under the Director’s Plan a maximum of 150,000 shares of QHC common stock.

QHC provides benefits to employees at one of its hospitals through a defined benefit plan (the “Pension Plan”). The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. The Company expects to make contributions to the Pension Plan for the full year 2016 of $0.2 million. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for the net periodic benefit costs of the Pension Plan. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations, net periodic cost and funding requirements in future periods. The weighted-average assumptions used for determining the net periodic benefit costs for the year ended December 31, 2015 were a discount rate of 3.95%, an annual salary increase of 3.5% and the expected long-term rate of return on assets of 7.0%. Benefits expense related to the Pension Plan was $0.1 million for both the three months ended September 30, 2016 and 2015 and $0.2 million for both the nine months ended September 30, 2016 and 2015. QHC recognizes the unfunded liability of the Pension Plan in other long-term liabilities in the consolidated and combined balance sheets. Unrecognized gains (losses) and prior service credits (costs) are reflected as changes in other comprehensive income (loss).  The accrued benefit liability for the Pension Plan was $1.0 million at September 30, 2016.

NOTE 16 – RELATED PARTY TRANSACTIONS

CHS was a related party to QHC prior to the Spin-off Transaction.  The significant transactions and balances with CHS prior to the Spin-off Transaction and the agreements between QHC and CHS as of and subsequent to the Spin-off Transaction are described below.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Carve-Out from Parent

Prior to the Spin-off Transaction, QHC did not operate as a separate company and stand-alone financial statements were not prepared. Historically, QHC was managed and operated in the normal course of business with all other hospitals and affiliates of CHS. Accordingly, for the purposes of the carve-out financial statements related to the Spin-off Transaction, a combined opening balance sheet for the QHC hospitals and QHR was established.  The combined opening balance sheet included the assets and liabilities of QHC hospitals and QHR, as reported by CHS, and a net liability to CHS, referred to as Due to Parent, net, for the net investment held by CHS related to its contribution of these net assets.  The operating results of the QHC hospitals and QHR prior to the Spin-off Transaction were derived from the CHS operating results for these entities.  In addition, certain corporate overhead costs were allocated to QHC from CHS during the carve-out period for the purpose of estimating QHC’s share of these expenses.

Allocated Costs from CHS during the Carve-Out Period

CHS allocated costs to QHC during the carve-out period for a portion of its corporate overhead costs and any other costs related to QHC hospitals and QHR that were paid by CHS or covered by an agreement, policy or contract owned by CHS.

A summary of allocated costs to QHC from CHS follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Insurance costs	$—	$35,108	$44,246	$101,629
Management fees from Parent	—	8,797	11,792	26,762
All other allocated costs	—	25,106	25,021	54,280
Total related party operating costs and expenses	$—	$69,011	$81,059	$182,671

The allocation of insurance costs from CHS primarily included costs for self-insurance estimates and third-party policies related to employee health, professional and general liability and workers’ compensation coverage.  Insurance costs were primarily allocated to QHC based on claims history of the QHC hospitals, as determined on an individual hospital level.  Corporate management fees were allocated to QHC for certain corporate functions of CHS, including services such as, among others, executive and divisional management, treasury, accounting, risk management, legal, procurement, human resources, information technology support and other administrative support services.  These corporate overhead costs were allocated to QHC using a ratio based on the number of licensed beds at each QHC hospital in proportion to CHS’ total licensed beds.  This methodology is comparable to how CHS allocates corporate overhead costs to all of its hospitals through a management fee charge that eliminates in consolidation.  All other allocated costs included any other costs allocated to QHC hospitals or QHR and that were not part of management fees.  These costs were allocated to QHC using ratios based on revenues, expenses or licensed beds.  If possible, allocations were made on a specific identification basis.

Following the Spin-off Transaction, the Company began performing corporate functions using internal resources or purchased services, certain of which are being provided by CHS pursuant to the transition services agreements and other ancillary agreements.  See the section on Agreements with CHS Related to the Spin-off Transaction below.

Due to Parent, Net

Prior to the Spin-off Transaction, Due to Parent, net, in the consolidated and combined balance sheets represented the Company’s cumulative liability to CHS for the net assets of QHC hospitals and QHR, as well as an allocation of costs for corporate functions.  See Note 1 – Description of the Business and Spin-off Transaction and the Due to Parent, net accounting policy in Note 2 – Basis of Presentation and Significant Accounting Policies for additional information on the types of transactions settled through Due to Parent, net during the carve-out period and the transactions that occurred to settle the liability in connection with the Spin-off Transaction.

During the carve-out period, QHC was charged interest on a monthly basis by CHS on the amount of Due to Parent, net, outstanding at the end of each month.  Interest rates were variable and ranged from 4% to 7% during the carve-out period.  Interest expense incurred on Due to Parent, net was recorded as an increase in the Due to Parent, net, liability and was deemed settled each month.  The total amount of related party interest expense arising from the liability with CHS was $24.8 million for the three months ended September 30, 2015 and $35.8 million and $74.2 million for the nine months ended September 30, 2016 and 2015, respectively.

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

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

A summary of the major provisions of the transition services agreements follows:

•

Shared Services Centers Transition Services Agreement.  This agreement defines services to be provided by CHS related to billing and collections utilizing CHS shared services centers.  Services include, but are not limited to, billing and receivables management, statement processing, denials management, cash posting, patient customer service, and credit balance and other account research.  In addition, it provides for patient pre-arrival services, including pre-registration, insurance verification, scheduling and charge estimates.  Fees are based on a percentage of cash collections each month.

•

Computer and Data Processing Transition Services Agreement. This agreement defines services to be provided by CHS for information technology infrastructure, support and maintenance. Services include, but are not limited to, operational support for various applications, oversight, maintenance and information technology support services, such as helpdesk, product support, network monitoring, data center operations, service ticket management and vendor relations. Fees are based on both a fixed charge for labor costs, as well as direct charges for all third-party vendor contracts entered into by CHS on QHC’s behalf.

•

Receivables Collection Agreement (PASI).  This agreement defines services to be provided by CHS related to accounts receivable collections of both active and bad debt accounts of QHC’s hospitals.  Services include, but are not limited to, self-pay collections, insurance follow-up, collection letters and calls, payment arrangements, payment posting, dispute resolution and credit balance research.  Fees are based on the type of service and are calculated based on a percentage of recoveries.

•

Billing and Collection Agreement (PPSI). This agreement defines services to be provided by CHS related to collections of certain accounts receivable generated in the performance of professional services rendered by the Company’s physician and mid-level providers and certain clinics. Services include, but are not limited to, self-pay collections, insurance follow-up, collection letters and calls, payment arrangements, payment posting, dispute resolution and credit balance research. Fees are based on the type of service and are calculated based on a percentage of recoveries.

•

Employee Service Center Agreement (HRIS). This agreement defines services to be provided by CHS related to payroll processing and human resources information systems support.  Fees are based on a fixed charge per employee headcount per month.

•

Eligibility Screening Services Agreement.  This agreement defines services to be provided by CHS for financial and program criteria screening related to Medicaid or other program eligibility for pure self-pay patients.  Fees are based on a fixed charge for each hospital receiving services.

The total amount of expenses incurred by the Company under transition services agreements with CHS following the Spin-off Transaction combined with the allocations from CHS for these same services prior to the Spin-off Transaction were $18.1 million and $15.8 million for the three months ended September 30, 2016 and 2015, respectively, and $52.2 million and $46.6 million for the nine months ended September 30, 2016 and 2015, respectively. The agreements each have terms of five years.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is a party to various legal, regulatory and governmental proceedings incidental to its business. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental proceedings, including the matters described herein, will have a material adverse effect on the operating results, financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Company’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could occur.

In connection with the Spin-off Transaction, CHS agreed to indemnify QHC for certain liabilities relating to outcomes or events occurring prior to the closing of the Spin-off Transaction, including (i) certain claims and proceedings known to be outstanding on or prior to the closing date of the Spin-off Transaction and (ii) certain claims, proceedings and investigations by governmental authorities or private plaintiffs related to activities occurring at or related to the Company’s healthcare facilities prior to the closing date of the Spin-off Transaction, but only to the extent, in the case of clause (ii), that such claims are covered by insurance policies maintained by CHS, including professional and general liability and workers’ compensation liability. In this regard, CHS will continue to be responsible for certain Health Management Associates, Inc. legal matters covered by its contingent value rights agreement that relate to the portion of CHS’ business now held by QHC. Notwithstanding the foregoing, CHS is not indemnifying QHC in respect of any claims or proceedings arising out of, or related to, the business operations of QHR at any time or its compliance with the Corporate Integrity Agreement (“CIA”) with the United States Department of Health and Human Services Office of the Inspector General (“OIG”).  Subsequent to the Spin-off Transaction, the OIG entered into an “Assumption of CIA Liability Letter” with the Company reiterating the applicability of the CIA to certain of the Company’s hospitals, although the OIG declined to enter into a separate agreement with the Company.

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

Government Investigations

For the legal matters below, the Company cannot at this time assess what the outcome may be and is further unable to determine any estimate of loss or range of loss.  The matters below are at a preliminary stage.  Because of this and other factors, there are not sufficient facts available to make these assessments.

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

•

Blue Island, Illinois – Patient Status. On October 9, 2015, the Company’s hospital in Blue Island, Illinois received a CID from the Office of the United States Attorney in Chicago, Illinois concerning allegations of upcoding observation and other outpatient services and improperly falsifying inpatient admission orders. The CID requested medical records and documentation concerning status change from observation to inpatient. The Company is fully cooperating with this investigation.

Commercial Litigation and Other Lawsuits

•

Aparna Rao, Individually and On Behalf of All Others Similarly Situated v. Quorum Health Corporation, Thomas D. Miller and Michael J. Culotta.  On September 9, 2016, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its officers. The Amended Complaint purports to be brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of the Company between May 2, 2016 and August 10, 2016 and alleges that the Company and certain of its officers violated federal securities laws, including Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making alleged false and/or misleading statements

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

and failing to disclose certain information regarding aspects of the Company’s business, operations and compliance policies. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss in connection with this matter. The Company is unable to reasonably estimate the amount or range of such reasonably possible loss. Under some circumstances, any losses incurred in connection with adverse outcomes in this matter could be material.

•

Quorum Health Resources, LLC v. Hancock Medical Center. Arbitration claim and counterclaim are currently pending for breach of contract and negligence arising out of a Management Services Agreement between QHR and the hospital. Arbitration in this case began on April 11, 2016 and concluded on April 22, 2016. On July 28, 2016, the arbitrator returned an Interim Award in favor of Hancock Medical Center on various claims at issue in the arbitration. The net total award was $9.4 million payable by QHR to Hancock Medical Center. The Company accrued for this Interim Award in other current liabilities on its consolidated and combined balance sheet as of September 30, 2016. Both parties filed a motion for reconsideration of the Interim Award. In addition, the parties may seek attorney’s fees and costs prior to the arbitrator issuing a Final Award. The award is subject to a self-insured retention and excess insurance arrangements.

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

After the Spin-off Transaction, QHC entered its own professional and general liability insurance and workers’ compensation insurance arrangements to mitigate the risk for claims exceeding its self-insured retention levels.  The Company maintains a self-insured retention level for professional and general liability claims of $5 million per claim and maintains a $0.5 million per claim, high deductible program for workers’ compensation.  Due to the differing nature of its business, the Company maintains separate insurance arrangements related to its subsidiary, QHR.  The self-insured retention level for QHR is $6 million for professional and general liability insurance.

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

A summary of the Company’s insurance reserves related to professional and general liability claims and workers’ compensation claims, distinguished between those indemnified by CHS and those that relate to the Company’s self-insurance risks, follows (in thousands):

	September 30, 2016
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$22,137	$66,401	$22,137	$66,401
All other self-insurance reserves	4,487	4,077	9,128	14,682
Total insurance reserves for professional and general liability	26,624	70,478	31,265	81,083
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	5,529	16,405	5,529	16,405
All other self-insurance reserves	—	—	1,241	1,173
Total insurance reserves for workers' compensation liability	5,529	16,405	6,770	17,578
Total self-insurance reserves	$32,153	$86,883	$38,035	$98,661

	December 31, 2015
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$21,120	$72,412	$21,120	$72,412
All other self-insurance reserves	—	4,077	—	5,011
Total insurance reserves for professional and general liability	21,120	76,489	21,120	77,423
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	8,314	20,507	8,314	20,507
All other self-insurance reserves	—	—	—	—
Total insurance reserves for workers' compensation liability	8,314	20,507	8,314	20,507
Total self-insurance reserves	$29,434	$96,996	$29,434	$97,930

The receivables from CHS are included in other current assets and other long-term assets on the consolidated and combined balance sheets.  The liabilities for the current portion of professional and general liability claims are included in other current liabilities, while the current portion of workers’ compensation claims are recorded in accrued salaries and benefits. The long-term portions of both claims liabilities are recorded in other long-term liabilities.

Physician Recruiting Commitments

As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to a physician in excess of the amount earned in his or her practice, up to the amount of the income guarantee. The income guarantee period over which the Company agrees to subsidize a physician’s income is typically one year and the commitment period over which the physician agrees to practice in the designated community is typically three years.  Under the terms of the agreements, such payments are recoverable by the Company from physicians who do not fulfill their commitment periods.  The Company’s recorded liabilities related to these income guarantee agreements were $2.5 million and $2.7 million at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, the maximum potential amount of future payments under these guarantees in excess of the liabilities recorded was $3.2 million.

Construction and Capital Commitments

Springfield, Oregon Patient Tower. The Company is building a new patient tower and expanding its surgical capacity at its hospital in Springfield, Oregon.  As of September 30, 2016, the Company has incurred a total of $37.4 million of costs for this project, of which $9.8 million and $27.0 million were recorded during the three and nine months ended September 30, 2016, respectively. The total estimated construction costs of this project, including equipment costs, could be up to $88 million.  The project is expected to be completed in late 2017 or early 2018.

QHC Corporate Office.  The Company moved into a portion of its new corporate office in May 2016, just after the completion of the Spin-off Transaction.  In November 2015, the Company’s subsidiary, QHR, entered into an agreement with a developer (the

QUORUM HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

“Combined Agreement”) to construct the corporate office for QHC in Brentwood, Tennessee.  The Combined Agreement included three separate lease agreements that related to three different phases of the project and a fourth lease that consolidated and, upon commencement, terminated the initial three lease agreements. The Company recorded the ongoing project costs, as they were incurred, as a direct financing obligation.  As of September 30, 2016, the Company recorded a total of $20.7 million of costs for this project, of which $1.4 million and $6.3 million were recorded during the three and nine months ended September 30, 2016, respectively. These project costs are included as additions to property and equipment and long-term debt in the consolidated and combined balance sheets and as assets acquired under capital lease obligations in Note 12 – Additional Cash Flow Information.  The final phase of the project was completed in the third quarter of 2016 and the Company anticipates no additional material costs to be incurred.

NOTE 18 - SUBSEQUENT EVENTS

On October 3, 2016, the Company announced that subsidiaries of the Company signed a definitive agreement to sell 56-bed Barrow Regional Medical Center in Winder, Georgia, and its associated assets, to Northeast Georgia Health System, Inc. The divestiture is expected to close approximately December 31, 2016, subject to customary regulatory approvals and closing conditions.

On October 19, 2016, the Company announced that subsidiaries of the Company signed a definitive agreement to sell 64-bed Sandhills Regional Medical Center in Hamlet, North Carolina, and its associated assets, to FirstHealth of the Carolinas, Inc. The divestiture is expected to close approximately December 1, 2016, subject to customary regulatory approvals and closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with the unaudited condensed consolidated and combined financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q, as well as the audited combined financials statements and accompanying notes, and additionally the sections entitled “Business” and “Risk Factors,” as of December 31, 2015 and for the three years ended December 31, 2015, included in our Information Statement (“Information Statement”) attached as an exhibit to the Registration Statement on Form 10, as amended, initially filed with the Securities and Exchange Commission (“SEC”) on September 4, 2015 and declared effective on April 4, 2016 (“Form 10”).  The financial information discussed below and included in our Information Statement may not necessarily reflect what our results of operations, financial position and cash flows would have been had we been a stand-alone company for the entirety of the periods presented herein or what our results of operations, financial position and cash flows may be in the future.  Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “QHC” and the “Company” refer to the consolidated and combined business operations of the hospitals and Quorum Health Resources, LLC (“QHR”) that CHS spun off to Quorum Health Corporation on April 29, 2016.  Additionally, all references to “CHS” and “Parent” refer to Community Health Systems, Inc. and its consolidated subsidiaries.

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
•

potential adverse impact of known and unknown government investigations, internal investigations, investor demands for investigation, audits, and federal and state false claims act litigation and other legal proceedings, including the recent shareholder litigation against our company and certain of our officers and threats of litigation, as well as the significant costs and attention from management required to address such matters;

•

our ability, where appropriate, to enter into and maintain provider arrangements with payors and the terms of these arrangements, which may be further impacted by the increasing consolidation of health insurers and managed care companies;

•	changes in, or the failure to comply with contract terms with payors and changes in reimbursement rates paid by federal or state healthcare programs or commercial payors;
•	any potential impairments in the carrying value of goodwill, other intangible assets, other long-lived assets, or changes in the useful lives of other intangible assets;
•	changes in inpatient or outpatient Medicare and Medicaid payment levels;
•	the effects related to the continued implementation of the sequestration spending reductions and the potential for future deficit reduction legislation;
•

increases in the amount and risk of collectability of patient accounts receivable, including the impact of the implementation of ICD-10 and decreases in collectability which may result from, among other things, self-pay growth in states that have not expanded Medicaid and difficulties in collecting payments for which patients are responsible, including co-pays and deductibles;

•	the efforts of healthcare insurers, providers and others to contain healthcare costs, including the trend toward value-based purchasing;
•	our ongoing ability to demonstrate meaningful use of certified electronic health record technology and recognize income for the related Medicare or Medicaid incentive payments;
•

increases in wages as a result of inflation or competition for highly technical positions and rising medical supply and drug costs due to market pressure from pharmaceutical companies and new product releases;

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

•	our ability to successfully integrate any acquired hospitals, or to recognize expected synergies from acquisitions;
•	the impact of seasonal or severe weather conditions;
•	our ability to obtain adequate levels of professional and general liability insurance;
•	timeliness of reimbursement payments received under governmental programs;
•	effects related to outbreaks of infectious diseases;
•	the impact of external, criminal cyber-attacks or security breaches;
•

the anticipated and unanticipated ongoing effects that the completion of the Spin-off Transaction on April 29, 2016 had on our business and our ability to achieve the anticipated benefits of the spin-off;

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

•	an increase in costs associated with the increase in the number of employed physicians;
•	the impact of the results of the recent United States presidential and other state and federal elections; and
•	the risk factors included in our other filings with the SEC and included in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Overview

As of September 30, 2016, we owned or leased a diversified portfolio of 38 hospitals across 16 states with an aggregate of 3,578 licensed beds.  Our hospitals offer a variety of services involving a broad range of general hospital healthcare services and outpatient healthcare services, including general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services.  For the hospitals that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. Over 95% of our net operating revenues are attributable to our hospital operations business.  We also operate QHR, a leading hospital management advisory and consulting services business. For our hospital management advisory and consulting services business, we are paid by the non-affiliated hospitals utilizing our services.

Spin-off from CHS

On April 29, 2016, CHS completed the spin-off of 38 hospitals, including their affiliated businesses, and QHR to form Quorum Health Corporation (the “Spin-off Transaction”) through the distribution of 100% of QHC’s common stock to CHS stockholders of record as of the close of business on April 22, 2016 (the “Record Date”).  Each CHS stockholder received a distribution of one share of our common stock for every four shares of CHS common stock held on the Record Date plus cash in lieu of fractional shares, and CHS received cash proceeds of $1.2 billion. Our common stock began “regular-way” trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “QHC” on May 2, 2016.

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

In connection with the Spin-off Transaction, CHS contributed $518.5 million in additional paid-in capital to us and made a net cash contribution of $13.5 million to us, consisting of $20.0 million for initial funding of our working capital, reduced by $6.5 million for the difference in estimated and actual financing transaction fees that occurred, as described above.

A summary of the major transactions that occurred on April 29, 2016 to effect our spin-off as a newly formed, independent company were as follows (dollars in thousands):

					Additional
	Long-Term	Due to	Common Stock		Paid-in	Parent's
	Debt	Parent, Net	Shares	Amount	Capital	Equity

Balance at April 29, 2016 (prior to Spin-off Transaction)	$24,179	$1,811,034	—	$—	$—	$3,137
Borrowings of long-term debt, net of debt issuance costs and discounts	1,230,819	—	—	—	—	—
Cash proceeds paid to Parent	—	(1,217,336)	—	—	—	—
Transfer of liabilities from Parent	—	(16,596)	—	—	—	—
Net deferred tax liability resulting from Spin-off Transaction	—	(61,718)	—	—	—	—
Non-cash capital contribution from Parent	—	(515,384)	—	—	518,521	(3,137)
Distribution of common stock	—	—	27,719,645	3	(3)	—
Distribution of restricted stock awards	—	—	692,409	—	—	—
Balance at April 29, 2016 (after Spin-off Transaction)	$1,254,998	$—	28,412,054	$3	$518,518	$—

See Note 1 – Description of the Business and Spin-off Transaction in the accompanying consolidated and combined financial statements for additional information on the transactions that occurred in the consummation of the Spin-off Transaction.

In a letter dated October 12, 2016, R2 Investments requested that the Company’s Board of Directors (the “Board”) conduct an investigation into certain matters related to the Spin-off Transaction, and to consider the possible assertion of legal claims based on the results of such investigation (the “R2 Letter”). After evaluating the R2 Letter, the Board determined to conduct an investigation with respect to the matters and demands set forth in the R2 Letter. The investigation, which is being conducted by independent directors with the assistance of independent counsel, has recently commenced.

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

The consolidated and combined statements of income for the nine months ended September 30, 2016 and 2015, as presented herein, include expense allocations for certain corporate functions provided by CHS to QHC, including, but not limited to, executive and divisional management, employee benefits administration, treasury, accounting, risk management, audit, legal, procurement, human resources, information technology support and other administrative support services.  These expenses were allocated to QHC based on direct usage or benefit where identifiable, with the remainder allocated to QHC using ratios based on revenues, expenses or licensed beds.  Following the Spin-off Transaction, we began performing corporate functions using internal resources or purchased services, certain of which are being provided by CHS pursuant to the transition services agreements and other ancillary agreements.

CHS uses a centralized approach to cash management and to financing its operations. For the periods prior to the Spin-off Transaction, this process included the operations of QHC.  Throughout such periods, cash and cash equivalents were swept to the CHS corporate accounts and transactions between QHC and CHS were accounted for through Due to Parent, net.  This liability to CHS was settled in full on the transaction date, in part by a cash payment to CHS of $1.2 billion funded with net proceeds from the debt issuances that occurred in connection with the Spin-off Transaction. The remainder of the liability was extinguished and reclassified as a capital contribution to QHC.  See Note 9 – Equity in the accompanying consolidated and combined financial statements for additional information on the equity established in connection with the Spin-off Transaction.  Following the Spin-off Transaction, QHC established its own depository and disbursement cash accounts with various banks.

Our consolidated and combined financial statements as of and for the three and nine months ended September 30, 2016 include certain reclassifications that were made for all periods presented.  These reclassifications had no effect on our results of operations, financial position or cash flows included in previously issued combined financial statements.  See the Reclassifications policy in Note 2 – Basis of Presentation and Significant Accounting Policies in the accompanying consolidated and combined financial statements for additional information.

Financial Overview

Net operating revenues for the three months ended September 30, 2016 totaled $543.9 million, compared to $543.1 million for the three months ended September 30, 2015, a 0.1% increase.  Income from operations for the three months ended September 30, 2016 was $17.5 million, compared to $19.8 million for the three months ended September 30, 2015.  The results for the three months ended September 30, 2016 included approximately $2.3 million of increased costs resulting from the transition services agreements with CHS executed on the spin-off date, in comparison to the allocated costs from CHS in the three months ended September 30, 2015.  Our operating results for the three months ended September 30, 2016 reflect a 3.2% decrease in total admissions and a 3.0% decrease in total adjusted admissions compared with the same period in 2015.

Net operating revenues for the nine months ended September 30, 2016 totaled $1,623.2 million, compared to $1,629.1 million for the nine months ended September 30, 2015, a 0.4% decrease.  Net operating revenues for the nine months ended September 30, 2015 included an $11.1 million unfavorable contractual adjustment resulting from an Illinois cost report settlement which was recorded in 2014 and reversed in the second quarter of 2015 due to contract negotiations that were finalized in that quarter.  Loss from operations for the nine months ended September 30, 2016 was $(220.7) million, compared with income from operations of $81.6 million for the nine months ended September 30, 2015.  The results for the nine months ended September 30, 2016 included $250.4 million of impairment to long-lived assets and goodwill. See the Strategic Initiatives section below.  The results for the nine months ended September 30, 2016 additionally included $6.2 million of legal and settlement costs primarily related to a QHR matter, $5.4 million of transaction costs related to our spin-off from CHS, and $5.6 million of increased costs resulting from the transition services agreements with CHS executed on the spin-off date, when compared to the allocated costs from CHS in the nine months ended September 30, 2015.  Our operating results for the nine months ended September 30, 2016 reflect a 2.9% decrease in total admissions and a 1.6% decrease in total adjusted admissions compared with the same period in 2015.

Strategic Initiatives

Our business strategy includes an ongoing strategic review of our hospitals for possible divestitures based upon analysis of financial performance, current competitive conditions, expected demographic trends, joint venture opportunities and capital allocation requirements.  As part of this strategy, we engage in initiatives, among others, to divest of underperforming assets, reduce our debt and refine our portfolio to a more sustainable group of hospitals with higher operating margins.

As of the date of filing this Quarterly Report on Form 10-Q, we have signed definitive agreements to sell two of our hospitals and expect these sales transactions to close by the end of 2016; however, there can be no assurance that these divestitures will be completed or, if they are completed, the ultimate timing of the completion of these divestitures. The hospitals are 56-bed Barrow Regional Medical Center in Winder, Georgia and 64-bed Sandhills Regional Medical Center in Hamlet, North Carolina.  Our consolidated and combined balance sheet as of September 30, 2016 includes the reclassification of certain assets and liabilities of the hospitals mentioned above as held for sale.  As a result of management’s decision to divest these hospitals and potentially divest other hospitals, we analyzed our long-lived assets and goodwill for impairment in the second quarter of 2016.  As a result of this testing, we recorded $45.4 million of impairment related to property, equipment and capitalized software costs and $205.0 million of impairment to goodwill in our consolidated and combined statements of income in the second quarter of 2016.  We expect to complete the step two impairment testing related to the above in the fourth quarter of 2016 and note that the effect of any changes to our previous estimate may be material to the financial statements. Our strategic review of our business is ongoing which could result in further impairment charges in the future to both our asset values and goodwill as we continue to assess our hospitals for possible divestitures.

Healthcare Reform

Healthcare reform laws, particularly the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Healthcare Reform Law”), change how healthcare services are delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid disproportionate share hospital payments, and the establishment of programs for which reimbursement is tied to quality and care coordination. In addition, the Healthcare Reform Law reforms certain aspects of health insurance and contains provisions intended to strengthen fraud and abuse enforcement. The Healthcare Reform Law is expanding patient coverage through a combination of public program expansion and private sector health insurance and other reforms.  The ongoing effect of the Healthcare Reform Law is uncertain as a result of a number of factors, including the 2016 federal election, efforts to repeal, expand or otherwise revise the law and uncertainty regarding how many states will ultimately implement the Medicaid expansion provisions of the law.

Electronic Health Record Incentives

Pursuant to the Health Information Technology for Economic and Clinical Health Act (“HITECH”), we are eligible to receive incentive payments under the Medicare and Medicaid programs for eligible hospitals and physician clinics that demonstrate meaningful use of certified Electronic Health Records (“EHR”) technology.  Each of our eligible hospitals and physician clinics has completed the initial adoption phase of EHR implementation and is currently in the process of implementing the remaining two phases.   EHR incentive payments are subject to audit and potential recoupment if it is determined that the applicable meaningful use standards were not met and are also subject to retrospective adjustment because the cost report data upon which the incentive payments are based are further subject to audit.

Although we believe that our hospital facilities are currently in compliance with the meaningful use standards, there can be no assurance that all of our facilities will remain in compliance and, therefore, not be subject to the HITECH penalty provisions.  We recognized $1.3 million and $6.1 million for the three months ended September 30, 2016 and 2015, respectively, and $9.8 million and $21.5 million for the nine months ended September 30, 2016 and 2015, respectively, in our consolidated and combined statements of income as a reduction to operating costs and expenses.  We incur both capital expenditures and operating expenses in connection with the implementation of EHR technology initiatives. The amount and timing of these expenditures does not directly correlate with the timing of the receipt of EHR incentive payments or the recognition of EHR incentives as earned.  As we move toward our full implementation of certified EHR technology in accordance with all three phases of the program, our EHR incentives will decline and ultimately end.

Sources of Revenues

A summary of our operating revenues for the three and nine months ended September 30, 2016 and 2015, and on a sequential basis for the current quarter, by payor source follows (dollars in thousands):

	Three Months Ended September 30,
	2016		2015
	$ Amount	% of Total	$ Amount	% of Total	Change in $	Change in %

Medicare	$162,753	26.6%	$162,678	26.9%	$75	-0.3%
Medicaid	125,679	20.5%	113,678	18.8%	12,001	1.7%
Managed care and commercial	239,461	39.1%	230,498	38.0%	8,963	1.1%
Self-pay	60,079	9.8%	71,785	11.8%	(11,706)	-2.0%
Non-patient	24,579	4.0%	27,247	4.5%	(2,668)	-0.5%
Total operating revenues, net of contractual allowances and discounts	$612,551	100.0%	$605,886	100.0%	$6,665

	Nine Months Ended September 30,
	2016		2015
	$ Amount	% of Total	$ Amount	% of Total	Change in $	Change in %

Medicare	$505,836	27.7%	$494,051	27.1%	$11,785	0.6%
Medicaid	342,030	18.7%	321,984	17.7%	20,046	1.0%
Managed care and commercial	714,340	39.2%	726,250	39.9%	(11,910)	-0.7%
Self-pay	184,004	10.1%	191,880	10.5%	(7,876)	-0.4%
Non-patient	78,988	4.3%	86,829	4.8%	(7,841)	-0.5%
Total operating revenues, net of contractual allowances and discounts	$1,825,198	100.0%	$1,820,994	100.0%	$4,204

	Three Months Ended
	September 30, 2016		June 30, 2016
	$ Amount	% of Total	$ Amount	% of Total	Change in $	Change in %

Medicare	$162,753	26.6%	$167,549	28.0%	$(4,796)	-1.4%
Medicaid	125,679	20.5%	113,283	18.9%	12,396	1.6%
Managed care and commercial	239,461	39.1%	230,595	38.6%	8,866	0.5%
Self-pay	60,079	9.8%	59,171	9.9%	908	-0.1%
Non-patient	24,579	4.0%	27,565	4.6%	(2,986)	-0.6%
Total operating revenues, net of contractual allowances and discounts	$612,551	100.0%	$598,163	100.0%	$14,388

As shown above, we receive a substantial portion of our operating revenues from the Medicare and Medicaid programs. The managed care and commercial portion of our operating revenues includes revenues from insurance companies, managed care plans and workers’ compensation carriers. Beginning in the second quarter of 2016, we began classifying Medicare Managed Care Advantage Plans as Medicare revenues, and retroactively reclassified all prior periods to conform to this presentation. Medicare Managed Care Advantage Plans were previously included in managed care and commercial revenues.  Self-pay revenues are the portion of our operating revenues derived from patients who do not have any form of health insurance coverage and the patient responsibility portion from patients who have health insurance coverage. Non-patient revenues include our operating revenues from the hospital management advisory and consulting services provided by QHR, rental income and hospital cafeteria sales. In the future, we expect revenues received from the Medicare and Medicaid programs to increase due to the general aging of the population. In addition, Healthcare Reform Law has increased and is expected to continue to increase the number of insured patients in states that have expanded Medicaid, which in turn, is expected to reduce the percentage of revenues from self-pay patients. We have a much higher collectability rate associated with our historical collections of insured receivables than with our self-pay receivables.

Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. These reimbursement programs are complex and subject to interpretations of payor-specific contractual agreements and regulations that are frequently changing. Contractual allowances are recorded based on management’s best estimates in the period in which services are performed and a payment methodology is established with the patient.  Revisions to estimates are recorded in the periods in which they become known and final settlements, including those related to cost report settlements under the Medicare and Medicaid programs, are subject to adjustment based on administrative review and audit by third parties. For example, enforcement of the “two-midnight rule,” which subjects in-patient hospital stays of less than two midnights to medical review on a case by case basis beginning in 2016, may result in future reductions in the rate of reimbursement under the Medicare program.

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans are estimated and recorded in the period the related services are performed and are adjusted in future periods, as needed, until the final cost report settlements are determined. Contractual allowance adjustments related to previous program reimbursement estimates and final cost report settlements unfavorably impacted net operating revenues by $0.8 million and $1.1 million during the three months ended September 30, 2016 and 2015, respectively, and by $5.2 million and $13.2 million during the nine months ended September 30, 2016 and 2015, respectively.  The adjustment in the nine months ended September 30, 2015 included the unfavorable impact of an $11.1 million Illinois cost report settlement, which was recorded in 2014 and reversed in the second quarter of 2015 due to contract negotiations that were finalized in that quarter.  See Third Party Reimbursements in the Critical Accounting Policies section below for a summary of amounts due from and due to third-party payors for previous program reimbursement estimates and final cost report settlements.

Currently, several states utilize supplemental payment programs, including disproportionate share programs, for the purpose of providing reimbursement to providers to offset a portion of the costs of providing care to Medicaid and indigent patients. These programs are designed with input from Centers for Medicare and Medicaid Services (“CMS”) and are funded with a combination of state and federal resources, including, in certain instances, taxes, fees or other program expenses (collectively, “provider taxes”) levied on the providers. Similar programs are also being considered by other states. The programs are generally authorized for a specified period of time and require CMS’s approval to be extended. CMS has indicated that it will take into account a state’s status with respect to expanding its Medicaid program in considering whether to extend these programs. We are unable to predict whether or on what terms CMS will extend these programs in the states in which we operate. Some of these programs are scheduled to expire in 2016.

We recognize operating revenues and related costs of revenues in the period in which amounts are estimable and collection is reasonably assured. The revenue earned under state supplemental payment programs is included in net operating revenues and included as Medicaid revenues in the payor sources tables above, and the expenses associated with the programs are included in other operating expenses in the consolidated and combined statements of income.

The table below provides a summary of the portion of Medicaid reimbursements attributable to state supplemental programs for the three and nine months ended September 30, 2016 and 2015, and on a sequential basis for the current quarter (in thousands):

	Three Months Ended		Nine Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	June 30,
	2016	2015	2016	2015	2016	2016

State supplemental payment programs:
Medicaid revenues	$54,688	$54,517	$162,009	$159,734	$54,688	$55,105
Provider taxes and other expenses	19,559	18,438	57,590	56,931	19,559	18,604
Reimbursements attributable to state supplemental payment programs, net of expenses	$35,129	$36,079	$104,419	$102,803	$35,129	$36,501

Results of Operations

A summary of our results of operations, including certain operating and financial data for the three and nine months ended September 30, 2016 and 2015, and on a sequential basis for the current quarter, is included below.  The definitions of certain terms used throughout the remainder of Item 2 on Management’s Discussion and Analysis of Financial Condition and Results of Operations follows:

Consolidated and Combined - Our financial statements include amounts and disclosures that have been derived from the consolidated financial statements and accounting records of CHS for the periods prior to the completion of the Spin-off Transaction in combination with the amounts and disclosures related to the stand-alone financial statements and accounting records of QHC after the

Spin-off Transaction. The reference to results as combined refers to the portion of our operating results related to periods prior to the Spin-off Transaction.

Same-Facility - Same-facility operating and financial data includes hospitals that are owned or leased during all periods presented as part of the Management Discussion and Analysis of Financial Condition and Results of Operations included in the Quarterly Report on Form 10-Q.  In addition, certain adjustments are included in our same-facility financial data that are not part of our recurring business operations.  For all periods presented in this Quarterly Report on Form 10-Q, our same-facility net operating revenues and selected operating data are identical to our consolidated and combined results and therefore; we have not separately reported this information in the current Quarterly Report on Form 10-Q.

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

Days Revenue Outstanding - Days revenue outstanding approximates the average collection period for patient accounts receivable.  It is calculated by dividing net patient accounts receivable at the end of the period by average net operating revenues per day for the most recent three months.  Net patient accounts receivable excludes the amounts reported as due from and due to third-party payors related to final cost report settlements and state supplemental payment programs.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

A summary of our results of operations, both in dollars and as a percentage of net operating revenues, follows (dollars in thousands):

	Three Months Ended September 30,
	2016		2015
		% of		% of
	$ Amount	Revenues	$ Amount	Revenues

Operating revenues, net of contractual allowances and discounts	$612,551		$605,886
Provision for bad debts	68,612		62,743
Net operating revenues	543,939	100.0%	543,143	100.0%
Operating costs and expenses:
Salaries and benefits	266,812	49.1%	252,168	46.4%
Supplies	64,013	11.8%	63,277	11.7%
Other operating expenses	154,878	28.3%	161,186	29.6%
Depreciation and amortization	28,234	5.2%	31,488	5.8%
Rent	12,823	2.4%	12,338	2.3%
Electronic health records incentives earned	(1,336)	-0.2%	(6,121)	-1.1%
Legal and settlement costs	488	0.1%	—	0.0%
Impairment of long-lived assets and goodwill	—	0.0%	—	0.0%
Transaction costs related to the spin-off	532	0.1%	9,054	1.7%
Total operating costs and expenses	526,444	96.8%	523,390	96.4%
Income from operations	17,495	3.2%	19,753	3.6%
Interest expense, net	28,028	5.1%	24,549	4.5%
Loss before income taxes	(10,533)	-1.9%	(4,796)	-0.9%
Benefit from income taxes	(4,081)	-0.7%	(721)	-0.1%
Net loss	(6,452)	-1.2%	(4,075)	-0.8%
Less: Net income attributable to noncontrolling interests	507	0.1%	1,638	0.3%
Net loss attributable to Quorum Health Corporation	$(6,959)	-1.3%	$(5,713)	-1.1%

Revenues

The following table provides information on our net operating revenues (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	Variance	% Variance

Consolidated and combined:
Operating revenues, net of contractual allowances and discounts	$612,551	$605,886	$6,665	1.1%
Provision for bad debts	68,612	62,743	5,869	9.4%
Total net operating revenues	$543,939	$543,143	$796	0.1%
Net operating revenues per adjusted admission	$9,168	$8,882	$286	3.2%
Net patient revenues per adjusted admission	$9,910	$9,463	$447	4.7%

The following table provides information on certain drivers of our net operating revenues:

	Three Months Ended September 30,
	2016	2015	Variance	% Variance

Consolidated and combined:
Number of licensed beds	3,578	3,592	(14)	-0.4%
Admissions	23,503	24,281	(778)	-3.2%
Adjusted admissions	59,333	61,150	(1,817)	-3.0%
Emergency room visits	184,166	186,685	(2,519)	-1.3%
Medicare case mix index	1.37	1.35	0.02	1.5%
Net operating revenues for the three months ended September 30, 2016 increased $0.8 million compared to the three months ended September 30, 2015.  Net patient revenues, before the provision for bad debts, increased $9.3 million, or 1.6%.  Our net patient revenues increased approximately $27 million resulting from payor rate variance for these comparative periods due, in part, to the decline in self-pay revenues, offset by an increase in Medicaid revenues.  Our net patient revenues declined approximately $17 million due to the volume variance for these comparative periods. We experienced declines in admissions, adjusted admissions, surgical cases and emergency room visits, partially offset by an increase in outpatient registrations. The net operating revenues of certain underperforming hospitals that we are currently evaluating as divestiture candidates decreased $1.1 million in the 2016 period, when compared to the 2015 period. Non-patient revenues decreased $2.7 million in the 2016 period compared to the 2015 period due to fewer management contracts and consulting services related to our QHR business in the 2016 period and due to $0.6 million of other income in the 2015 period from the receivables facility that was terminated in November of 2015.

Provision for Bad Debts

The provision for bad debts for the three months ended September 30, 2016 increased $5.9 million, or 9.4%, compared to the three months ended September 30, 2015.  As a percentage of net operating revenues, the provision for bad debts was 12.6% and 11.6% for the respective periods.  This increase was primarily the result of our most recent hindsight analysis utilized to determine the allowance for doubtful accounts.

Salaries and Benefits

The following table provides information on our salaries and benefits expenses (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	Variance	% Variance

Consolidated and combined:
Salaries and benefits	$266,812	$252,168	$14,644	5.8%
Salaries and benefits per adjusted admission	$4,497	$4,124	$373	9.0%
Hospital man-hours per adjusted admission	104.1	101.4	2.7	2.7%

Salaries and benefits increased $14.6 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to a shift in corporate salaries and benefits from an allocation of corporate management fees as a result of the Spin-off Transaction on April 29, 2016.  Prior to the spin-off, corporate management fees for corporate functions of CHS were allocated to QHC, including services such as, among others, executive and divisional management, treasury, accounting, risk management, legal, procurement, human resources, information technology support and other administrative support services.  These corporate management fees were included in other operating expenses.  The portion of our salaries and benefits expenses related to the corporate office was $10.7 million in the three months ended September 30, 2016.  Included in this increase was stock-based compensation expense of $2.8 million for QHC and CHS restricted stock awards held at the time of the Spin-off Transaction and QHC restricted stock awards granted after the Spin-off Transaction.  We also had approximately $2.0 million of additional medical benefits costs in the 2016 period related to our new employee health plan that we entered into following the spin-off, compared to our previously allocated costs from CHS in the 2015 period.

Supplies

The following table provides information on our supplies expense (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	Variance	% Variance

Consolidated and combined:
Supplies	$64,013	$63,277	$736	1.2%
Supplies per adjusted admission	$1,079	$1,035	$44	4.3%

Supplies expense increased $0.7 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. As a percentage of net operating revenues, supplies expense was comparable in these periods.  The increase in supplies expense per adjusted admission was primarily due to the reduction in rebates and administrative fee reimbursements from the renegotiated contract with our group purchasing organization in connection with the Spin-off Transaction.

Other Operating Expenses

The following table provides information on our other operating expenses (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	Variance	% Variance

Consolidated and combined:
Purchased services	$44,242	$44,251	$(9)	0.0%
Taxes and insurance	24,690	32,019	(7,329)	-22.9%
Medical specialist fees	27,811	22,182	5,629	25.4%
Transition services agreements and allocations from Parent	18,094	15,797	2,297	14.5%
Repairs and maintenance	9,611	12,728	(3,117)	-24.5%
Utilities	8,369	8,179	190	2.3%
Management fees from Parent	—	8,797	(8,797)	-100.0%
Other miscellaneous operating expenses	22,061	17,233	4,828	28.0%
Total other operating expenses	$154,878	$161,186	$(6,308)	-3.9%

Other operating expenses decreased $6.3 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to the portion of management fees from Parent that included salaries and benefits for corporate functions for which the comparative expense in the 2016 period is included in salaries and benefits.  The decrease in taxes and insurance was primarily related to the sale of $8.0 million of Illinois income tax credits in the 2016 period compared to $3.4 million in the 2015 period.  In addition, we had $3.2 million of New Mexico gross receipts tax refunds recorded in the 2016 period with no comparable reduction in expense in the 2015 period.  These refunds in the 2016 period were partially offset by $0.9 million in related fees which were included in purchased services.  Medical specialist fees increased as a result of renegotiated contracts related to emergency room services and subsidies to various third parties, including hospitalists.  We also had a decrease in repairs and maintenance costs primarily due to cost control efforts.  The increase in other miscellaneous operating expenses primarily related to contract labor.

Depreciation and Amortization

Depreciation and amortization expense decreased $3.3 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  As a percentage of net operating revenues, depreciation and amortization was 5.2% and 5.8% for the respective periods.  The decrease in depreciation and amortization was primarily due to the property and equipment and capitalized software reclassified to held for sale as of June 30, 2016 that were not depreciated in the 2016 period.

Rent

Rent expense increased $0.5 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  As a percentage of net operating revenues, rent expense was comparable for these periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned decreased $4.8 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to the decrease in activity as we have moved closer toward full implementation of EHR.  See Note 2 – Basis of Presentation and Significant Accounting Policies in the accompanying consolidated and combined financial statements for additional information on EHR.

Legal and Settlement Costs

Legal and settlement costs of $0.5 million were recognized during the three months ended September 30, 2016 related to various matters.  Legal and settlement costs primarily includes legal costs and related settlements, if any, related to regulatory claims, government investigations into reimbursement payments and claims associated with QHR’s hospital management contracts.  See Note 17 – Commitments and Contingencies in the accompanying consolidated and combined financial statements for additional information on legal matters.

Interest Expense, Net

The following table provides information on interest expense, net (in thousands):

	Three Months Ended September 30,
	2016	2015

Senior Credit Facility:
Revolving Credit Facility	$124	$—
Term Loan Facility	15,179	—
ABL Credit Facility	120	—
Senior Notes	11,626	—
Amortization of debt issuance costs and discounts	1,692	—
All other interest expense (income), net	(713)	124
Total interest expense, net, from long-term debt	28,028	124
Due to Parent, net	—	24,425
Total interest expense, net	$28,028	$24,549

Interest expense, net increased $3.5 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to the new debt structure put in place in connection with the Spin-off Transaction.  Historically, we were charged interest on the amounts due to CHS at various rates ranging from 4% to 7%.  Interest computations on this indebtedness were based on the outstanding balance of Due to Parent, net at the end of each month. This debt was extinguished on April 29, 2016.  Interest expense for the period following the spin-off is calculated based on the terms of the credit agreements and senior notes. The effective interest rates for our Senior Credit Facility and Senior Notes were approximately 7.66% and 12.463%, respectively, at September 30, 2016. See Liquidity and Capital Resources below and Note 6 – Long-Term Debt in the accompanying consolidated and combined financial statements for additional information on our new indebtedness.

Provision for (Benefit from) Income Taxes

Income tax benefit was $4.1 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively.  Our effective tax rates were 38.7% and 15.0% for the respective periods.  The increase in our effective tax rate for the three months ended September 30, 2016 when compared to the three months ended September 30, 2015 was primarily due to an increase in projected tax benefit in certain state tax jurisdictions in the 2016 period where tax expense was projected in the 2015 period.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $1.1 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  As a percentage of net operating revenues, net income attributable to noncontrolling interests was 0.1% and 0.3%, respectively.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

A summary of our results of operations, both in dollars and as a percentage of net operating revenues, follows (dollars in thousands):

	Nine Months Ended September 30,
	2016		2015
		% of		% of
	$ Amount	Revenues	$ Amount	Revenues

Operating revenues, net of contractual allowances and discounts	$1,825,198		$1,820,994
Provision for bad debts	201,971		191,882
Net operating revenues	1,623,227	100.0%	1,629,112	100.0%
Operating costs and expenses:
Salaries and benefits	788,560	48.6%	766,046	47.0%
Supplies	191,810	11.8%	189,492	11.6%
Other operating expenses	482,526	29.8%	472,237	28.9%
Depreciation and amortization	90,854	5.6%	95,327	5.9%
Rent	37,917	2.3%	36,840	2.3%
Electronic health records incentives earned	(9,791)	-0.6%	(21,452)	-1.3%
Legal and settlement costs	6,176	0.4%	—	0.0%
Impairment of long-lived assets and goodwill	250,400	15.4%	—	0.0%
Transaction costs related to the spin-off	5,444	0.3%	9,054	0.6%
Total operating costs and expenses	1,843,896	113.6%	1,547,544	95.0%
Income (loss) from operations	(220,669)	-13.6%	81,568	5.0%
Interest expense, net	84,756	5.2%	74,179	4.5%
Income (loss) before income taxes	(305,425)	-18.8%	7,389	0.5%
Provision for (benefit from) income taxes	(50,320)	-3.1%	3,435	0.3%
Net income (loss)	(255,105)	-15.7%	3,954	0.2%
Less: Net income attributable to noncontrolling interests	1,917	0.1%	2,038	0.1%
Net income (loss) attributable to Quorum Health Corporation	$(257,022)	-15.8%	$1,916	0.1%

Revenues

The following table provides information on our net operating revenues (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015	Variance	% Variance

Consolidated and combined:
Operating revenues, net of contractual allowances and discounts	$1,825,198	$1,820,994	$4,204	0.2%
Provision for bad debts	201,971	191,882	10,089	5.3%
Total net operating revenues	$1,623,227	$1,629,112	$(5,885)	-0.4%
Net operating revenues per adjusted admission	$9,116	$9,006	$110	1.2%
Net patient revenues per adjusted admission	$9,807	$9,587	$220	2.3%

The following table provides information on certain drivers of our net operating revenues:

	Nine Months Ended September 30,
	2016	2015	Variance	% Variance

Consolidated and combined:
Number of licensed beds	3,578	3,592	(14)	-0.4%
Admissions	72,113	74,271	(2,158)	-2.9%
Adjusted admissions	178,062	180,888	(2,826)	-1.6%
Emergency room visits	551,401	550,044	1,357	0.2%
Medicare case mix index	1.37	1.34	0.03	2.2%

Net operating revenues for the nine months ended September 30, 2016 decreased $5.9 million compared to the nine months ended September 30, 2015.  This decrease was further impacted by the $11.1 million unfavorable contractual adjustment resulting from an Illinois cost report settlement which was recorded in 2014 and reversed in the second quarter of 2015 due to contract negotiations that were finalized in that quarter.  Excluding the impact of this reversal, the decline in net operating revenues was $17.0 million for the 2016 period when compared to the 2015 period.  Net patient revenues, before the provision for bad debts, increased $12.0 million.  Our net patient revenues increased approximately $39 million as a result of payor rate variance due, in part, to increases in Medicare and Medicaid revenues, partially offset by the impact of decreases in managed care and commercial revenues and self-pay revenues.  Our net patient revenues declined approximately $27 million due to the volume variance for these comparative periods.  We experienced declines in admissions, adjusted admissions and surgical cases, partially offset by increases in emergency room visits, outpatient registrations and an extra day of business in the 2016 period for leap year day.  The net operating revenues of certain underperforming hospitals that we are currently evaluating as divestiture candidates decreased $12.3 million in the 2016 period, when compared to the 2015 period. Non-patient revenues decreased $7.8 million in the 2016 period compared to the 2015 period due to fewer management contracts and consulting services related to the QHR business in the 2016 period and due to $3.4 million of other income from the receivables facility that was terminated in November of 2015.

Provision for Bad Debts

The provision for bad debts for the nine months ended September 30, 2016 increased $10.1 million, or 5.3%, compared to the nine months ended September 30, 2015. As a percentage of net operating revenues, the provision for bad debts was 12.4% and 11.8% for the respective periods. The increase was primarily the result of our most recent hindsight analysis utilized to determine the allowance for doubtful accounts.

Salaries and Benefits

The following table provides information on our salaries and benefits expenses (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015	Variance	% Variance

Consolidated and combined:
Salaries and benefits	$788,560	$766,046	$22,514	2.9%
Salaries and benefits per adjusted admission	$4,429	$4,235	$194	4.6%
Hospital man-hours per adjusted admission	103.4	103.0	0.4	0.4%

Salaries and benefits increased $22.5 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to a shift in corporate salaries and benefits from an allocation of corporate management fees as a result of the Spin-off Transaction on April 29, 2016.  Prior to the spin-off, corporate management fees for corporate functions of CHS were allocated to QHC, as described above.  For the nine months ended September 30, 2016, we had approximately five months of salaries and benefits expense related to our corporate office, resulting in a $17.1 million increase compared to the nine months ended September 30, 2015. Included in this increase was stock-based compensation expense of $4.7 million for QHC and CHS restricted stock awards held at the time of the Spin-off Transaction and QHC restricted stock awards granted after the Spin-off Transaction.  We had approximately $3.5 million of additional medical benefits costs in the 2016 period, when compared to the 2015 period primarily related to our new employee health plan that we entered into following the spin-off.

Supplies

The following table provides information on our supplies expense (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015	Variance	% Variance

Consolidated and combined:
Supplies	$191,810	$189,492	$2,318	1.2%
Supplies per adjusted admission	$1,077	$1,048	$29	2.8%

Supplies expense increased $2.3 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  As a percentage of net operating revenues, supplies expense was comparable in these periods.  The increase in supplies expense per adjusted admission was primarily due to the reduction in rebates and administrative fee reimbursements from the renegotiated contract with our group purchasing organization in connection with the Spin-off Transaction, which included a one-time adjustment of $1.0 million for the change in participation rate associated with this new contract in comparison to the participation rate applied prior to the spin-off.

Other Operating Expenses

The following table provides information on our other operating expenses (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015	Variance	% Variance

Consolidated and combined:
Purchased services	$133,316	$129,898	$3,418	2.6%
Taxes and insurance	94,257	91,357	2,900	3.2%
Medical specialist fees	77,343	62,449	14,894	23.8%
Transition services agreements and allocations from Parent	52,192	46,556	5,636	12.1%
Repairs and maintenance	31,576	36,024	(4,448)	-12.3%
Utilities	22,526	22,546	(20)	-0.1%
Management fees from Parent	11,792	26,762	(14,970)	-55.9%
Other miscellaneous operating expenses	59,524	56,645	2,879	5.1%
Total other operating expenses	$482,526	$472,237	$10,289	2.2%

Other operating expenses increased $10.3 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the portion of management fees from Parent that included salaries and benefits for corporate functions for which the comparative expense in the 2016 period is included in salaries and benefits.  The increase in taxes and insurance was primarily due to insurance policies entered into following the spin-off.  We recorded $8.0 million of Illinois income tax credits in the 2016 period compared to $11.1 million in the 2015 period.  In addition, we had $3.2 million of New Mexico gross receipts tax refunds recorded in the 2016 period with no comparable reduction in expense in the 2015 period.  These refunds in the 2016 period were partially offset by $0.9 million in related fees which were included in purchased services. Medical specialist fees increased as a result of renegotiated contracts related to emergency room services and subsidies to various third parties, including hospitalists.  We had a decrease in repairs and maintenance costs primarily due to cost control efforts.

Depreciation and Amortization

Depreciation and amortization expense decreased $4.5 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  As a percentage of net operating revenues, depreciation and amortization was 5.6% and 5.9% for the respective periods.  The decrease in depreciation and amortization was primarily due to the property and equipment and capitalized software reclassified to held for sale as of June 30, 2016 that were not depreciated in the third quarter of 2016.

Rent

Rent expense increased $1.1 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  As a percentage of net operating revenues, rent expense was comparable for these periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned decreased $11.7 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the decrease in activity as we have moved closer toward full implementation of EHR.  See Note 2 – Basis of Presentation and Significant Accounting Policies in the accompanying consolidated and combined financial statements for additional information on EHR.

Legal and Settlement Costs

Legal and settlement costs of $6.2 million were recognized during the nine months ended September 30, 2016 primarily related to estimated costs associated with QHR matters. See Note 17 – Commitments and Contingencies in the accompanying consolidated and combined financial statements for additional information on legal matters.

Impairment of Long-Lived Assets and Goodwill

Impairment of long-lived assets and goodwill of $250.4 million in the nine months ended September 30, 2016 included $45.4 million of impairment to reduce certain long-lived asset values in property, equipment and capitalized software based on management’s decision to pursue certain hospitals for divestiture.  In the second quarter of 2016, we reclassified to held for sale certain assets and liabilities of hospitals for which we had received letters of intent from potential buyers.  In addition, we evaluated the estimated relative fair value of the hospitals held for sale in relation to the overall fair value of our hospital operations reporting unit as of September 30, 2015, the date of our last goodwill impairment analysis, and recognized goodwill impairment charges of $5.0 million.  We also recorded a goodwill impairment charge of $200.0 million, which was based on management’s best estimate of fair value and the resulting implied goodwill related to our hospital operations reporting unit in a preliminary step two of the interim goodwill impairment evaluation performed in the second quarter of 2016. Any increases or decreases in the fair value and resulting implied value of goodwill will be recorded when the evaluation is complete, and such changes could be material.  We expect to complete this evaluation in the fourth quarter of 2016.  As of the date of filing this Quarterly Report on Form 10-Q, we have entered into definitive agreements to sell two hospitals, 56-bed Barrow Regional Medical Center in Winder, Georgia and 64-bed Sandhills Regional Medical Center in Hamlet, North Carolina.

Interest Expense, Net

The following table provides information on interest expense, net (in thousands):

	Nine Months Ended September 30,
	2016	2015

Senior Credit Facility:
Revolving Credit Facility	$209	$—
Term Loan Facility	25,611	—
ABL Credit Facility	202	—
Senior Notes	20,540	—
Amortization of debt issuance costs and discounts	2,883	—
All other interest expense (income), net	(503)	361
Total interest expense, net, from long-term debt	48,942	361
Due to Parent, net	35,814	73,818
Total interest expense, net	$84,756	$74,179

Interest expense, net increased $10.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the new debt structure put in place in connection with the Spin-off Transaction, as described above. The effective interest rates for our senior credit facility and senior notes were approximately 7.66% and 12.463%, respectively, at September 30, 2016. See Liquidity and Capital Resources below and Note 6 – Long-Term Debt in our accompanying consolidated and combined financial statements for additional information on our new indebtedness.

Provision for (Benefit from) Income Taxes

Benefit from income taxes was $50.3 million for the nine months ended September 30, 2016 and income tax expense was $3.4 million for the nine months ended September 30, 2015.  Our effective tax rates were 16.5% and 46.5% for the respective periods.   The decrease in our effective tax rate was primarily due to the pre-tax loss and the impact of the non-deductible goodwill impairment in the 2016 period, with no comparable expenses in the 2015 period.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $0.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  As a percentage of net operating revenues, net income attributable to noncontrolling interests was comparable for these periods.

Three Months Ended September 30, 2016 Compared to Three Months Ended June 30, 2016

We have disclosed a comparison of our operating results on a sequential basis for the current quarter because we believe that this information is meaningful due to the impact the Spin-off Transaction, transition services agreements and divestiture candidates that we are able to target now that we are an independent company.

A summary of our results of operations, both in dollars and as a percentage of net operating revenues, follows (dollars in thousands):

	Three Months Ended
	September 30, 2016		June 30, 2016
		% of		% of
	$ Amount	Revenues	$ Amount	Revenues

Operating revenues, net of contractual allowances and discounts	$612,551		$598,163
Provision for bad debts	68,612		68,426
Net operating revenues	543,939	100.0%	529,737	100.0%
Operating costs and expenses:
Salaries and benefits	266,812	49.1%	264,886	50.0%
Supplies	64,013	11.8%	64,136	12.1%
Other operating expenses	154,878	28.3%	163,185	30.8%
Depreciation and amortization	28,234	5.2%	31,463	5.9%
Rent	12,823	2.4%	12,545	2.4%
Electronic health records incentives earned	(1,336)	-0.2%	(4,247)	-0.8%
Legal and settlement costs	488	0.1%	5,447	1.0%
Impairment of long-lived assets and goodwill	—	0.0%	250,400	47.3%
Transaction costs related to the spin-off	532	0.1%	1,177	0.2%
Total operating costs and expenses	526,444	96.8%	788,992	148.9%
Income (loss) from operations	17,495	3.2%	(259,255)	-48.9%
Interest expense, net	28,028	5.1%	29,276	5.6%
Loss before income taxes	(10,533)	-1.9%	(288,531)	-54.5%
Benefit from income taxes	(4,081)	-0.7%	(44,565)	-8.4%
Net loss	(6,452)	-1.2%	(243,966)	-46.1%
Less: Net income attributable to noncontrolling interests	507	0.1%	1,095	0.2%
Net loss attributable to Quorum Health Corporation	$(6,959)	-1.3%	$(245,061)	-46.3%

Revenues

The following table provides information on our net operating revenues (dollars in thousands):

	Three Months Ended
	September 30, 2016	June 30, 2016	Variance	% Variance

Consolidated and combined:
Operating revenues, net of contractual allowances and discounts	$612,551	$598,163	$14,388	2.4%
Provision for bad debts	68,612	68,426	186	0.3%
Total net operating revenues	$543,939	$529,737	$14,202	2.7%
Net operating revenues per adjusted admission	$9,168	$8,987	$181	2.0%
Net patient revenues per adjusted admission	$9,910	$9,681	$229	2.4%

The following table provides information on certain drivers of our net operating revenues:

	Three Months Ended
	September 30, 2016	June 30, 2016	Variance	% Variance

Consolidated and combined:
Number of licensed beds	3,578	3,579	(1)	0.0%
Admissions	23,503	23,618	(115)	-0.5%
Adjusted admissions	59,333	58,942	391	0.7%
Emergency room visits	184,166	182,301	1,865	1.0%
Medicare case mix index	1.37	1.38	(0.01)	-0.7%

Net operating revenues for the three months ended September 30, 2016 increased $14.2 million compared to the three months ended June 30, 2016.  Net patient revenues, before the provision for bad debts, increased $17.4 million, or 3.0%.  Our net patient revenues increased approximately $14 million resulting from payor rate variance due, in part, to increases in Medicaid revenues and managed care and commercial revenues, partially offset by a decrease in Medicare revenues.  Our net patient revenues increased approximately $4 million due to the volume variance for these comparative periods.  We experienced increases in adjusted admissions and emergency room visits and declines in admissions, surgical cases and outpatient registrations. Non-patient revenues decreased $3.0 million for the three months ended September 30, 2016 compared to the three months ended June 30, 2016.

Provision for Bad Debts

The provision for bad debts increased $0.2 million, or 0.3%, for the three months ended September 30, 2016 compared to the three months ended June 30, 2016. As a percentage of net operating revenues, the provision for bad debts was comparable in these periods.

Salaries and Benefits

The following table provides information on our salaries and benefits expenses (dollars in thousands):

	Three Months Ended
	September 30, 2016	June 30, 2016	Variance	% Variance

Consolidated and combined:
Salaries and benefits	$266,812	$264,886	$1,926	0.7%
Salaries and benefits per adjusted admission	$4,497	$4,494	$3	0.1%
Hospital man-hours per adjusted admission	104.1	103.9	0.2	0.2%

Salaries and benefits increased $1.9 million during the three months ended September 30, 2016 compared to the three months ended June 30, 2016, primarily due to a shift in corporate salaries and benefits from an allocation of corporate management fees as a result of the Spin-off Transaction on April 29, 2016.  Prior to the spin-off, corporate management fees for corporate functions of CHS were allocated to QHC hospitals, as described above.  For the three months ended September 30, 2016, we had a full quarter of salaries and benefits expense related to our corporate office functions compared to the three months ended June 30, 2016, which included only two months in salaries and benefits expense related to our corporate office functions, resulting in a $4.2 million increase on a comparative basis.  Included in this increase was stock-based compensation expense of $2.8 million and $1.9 million for the respective periods related to QHC and CHS restricted stock awards held at the time of the Spin-off Transaction and QHC restricted stock awards granted after the Spin-off Transaction.  We also had approximately $1.8 million of additional medical benefits costs in the second quarter of 2016 resulting from the establishment of a liability for claims under our new employee health plan following the Spin-off Transaction.

Supplies

The following table provides information on our supplies expense (dollars in thousands):

	Three Months Ended
	September 30, 2016	June 30, 2016	Variance	% Variance

Consolidated and combined:
Supplies	$64,013	$64,136	$(123)	-0.2%
Supplies per adjusted admission	$1,079	$1,088	$(9)	-0.8%

Supplies expense for the three months ended September 30, 2016 was comparable to supplies expense for the three months ended June 30, 2016.  As a percentage of net operating revenues, supplies expense was 11.8% and 12.1% for the respective periods.  This decline in supplies expense as a percentage of net operating revenues was due, in part, to the one-time adjustment of $1.0 million in the second quarter of 2016 for the change in participation rate associated with this new contract in comparison to the participation rate applied prior to the spin-off.

Other Operating Expenses

The following table provides information on our other operating expenses (dollars in thousands):

	Three Months Ended
	September 30, 2016	June 30, 2016	Variance	% Variance

Consolidated and combined:
Purchased services	$44,242	$44,636	$(394)	-0.9%
Taxes and insurance	24,690	34,261	(9,571)	-27.9%
Medical specialist fees	27,811	25,182	2,629	10.4%
Transition services agreements and allocations from Parent	18,094	17,841	253	1.4%
Repairs and maintenance	9,611	10,730	(1,119)	-10.4%
Utilities	8,369	7,001	1,368	19.5%
Management fees from Parent	—	2,966	(2,966)	-100.0%
Other miscellaneous operating expenses	22,061	20,568	1,493	7.3%
Total other operating expenses	$154,878	$163,185	$(8,307)	-5.1%

Other operating expenses decreased $8.3 million for the three months ended September 30, 2016 compared to the three months ended June 30, 2016 primarily due to the $8.0 million of Illinois income tax credits and $3.2 million of New Mexico gross receipts tax refunds that were recorded in the third quarter of 2016, with no comparable credits in the second quarter. These refunds in the third quarter were partially offset by $0.9 million in related fees which were included in purchased services. Medical specialist fees increased as a result of renegotiated contracts related to emergency room services and subsidies to various third parties, including hospitalists.

Depreciation and Amortization

Depreciation and amortization expense decreased $3.2 million during the three months ended September 30, 2016 compared to the three months ended June 30, 2016.  As a percentage of net operating revenues, depreciation and amortization was 5.2% and 5.9% for the respective periods.  The decrease in depreciation and amortization for the comparative periods was primarily due to the property and equipment and capitalized software reclassified to held for sale as of June 30, 2016 that were not depreciated in the third quarter of 2016.

Rent

Rent expense increased $0.3 million during the three month period ended September 30, 2016 compared to the three months ended June 30, 2016. As a percentage of net operating revenues, rent expense was comparable for both periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned decreased $2.9 million during the three months ended September 30, 2016 compared to the three months ended June 30, 2016 primarily due to the decrease in activity as we have moved closer toward full implementation of EHR.

Legal and Settlement Costs

Legal and settlement costs were $0.5 million in the three months ended September 30, 2016 and $5.4 million in the three months ended June 30, 2016.  The costs in the second quarter of 2016 were primarily related to estimated costs associated with a QHR matter.  See Note 17 – Commitments and Contingencies in the accompanying consolidated and combined financial statements.

Impairment of Long-Lived Assets and Goodwill

Impairment of long-lived assets and goodwill of $250.4 million in the three months ended June 30, 2016 included $45.4 million of impairment to reduce certain long-lived asset values and $205.0 million of goodwill impairment, as described in the nine months comparison discussion above.

Interest Expense, Net

The following table provides information on interest expense, net (in thousands):

	Three Months Ended
	September 30, 2016	June 30, 2016

Senior Credit Facility:
Revolving Credit Facility	$124	$85
Term Loan Facility	15,179	10,432
ABL Credit Facility	120	82
Senior Notes	11,626	8,914
Amortization of debt issuance costs and discounts	1,692	1,191
All other interest expense (income), net	(713)	(359)
Total interest expense, net, from long-term debt	28,028	20,345
Due to Parent, net	—	8,931
Total interest expense, net	$28,028	$29,276

Interest expense, net decreased $1.2 million for the three months ended September 30, 2016 compared to the three months ended June 30, 2016, primarily due to the new debt structure put in place in connection with the Spin-off Transaction on April 29, 2016.  In the third quarter of 2016, we had three months of interest expense associated with our new debt structure and only two comparable months in the second quarter of 2016 beginning with the date of the Spin-off Transaction.  The remaining month in the second quarter of 2016 included interest expense associated with our indebtedness with CHS prior to the spin-off date and also eight days of interest on the Senior Notes, which were issued on April 22, 2016. See Liquidity and Capital Resources below and Note 6 – Long-Term Debt in the accompanying consolidated and combined financial statements for additional information on our new indebtedness.

Provision for (Benefit from) Income Taxes

We had an income tax benefit of $4.1 million in the three months ended September 30, 2016 compared to $44.6 million in the three months ended June 30, 2016.  Our effective tax rates were 38.7% and 15.4% for the respective periods.   The increase in our effective tax rate was primarily due to the pre-tax losses in both periods and the impact of the non-deductible goodwill impairment and certain Spin-off Transaction costs in the second quarter, with no comparable expenses in the third quarter of 2016.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $0.6 million for the three months ended September 30, 2016 compared to the three months ended June 30, 2016.  As a percentage of net operating revenues, net income attributable to noncontrolling interests was comparable for these periods.

Liquidity and Capital Resources

Liquidity and Capital Resources Outlook

Our primary sources of liquidity are cash flows from operations and availability under our revolving credit facilities.  We believe that these amounts will be adequate to service our existing debt and finance internal growth and fund capital expenditures over the next 12 months and into the foreseeable future.  We have signed definitive agreements to sell two of our hospitals that we expect to close by the end of 2016; however, there can be no assurance that these divestitures will be completed or, if they are completed, the ultimate timing of the completion of these divestitures. Our divestitures activity is consistent with our business strategy, which includes, among other initiatives, engaging in initiatives to divest of underperforming assets, reduce our debt and refine our portfolio to a more sustainable group of hospitals with higher operating margins. We may divest additional hospitals in the future. We currently anticipate that the proceeds from the sale of these two hospitals, if successful, in addition to any future divestitures, will be used to reduce our debt.

Our business strategy also includes seeking opportunities for growth through acquisitions; however, this may require additional financing, which will require consideration of our existing debt covenants and limitations on incurring future debt.  See Note 6 – Long-Term Debt and Note 17 – Commitments and Contingencies in our accompanying consolidated and combined financial statements for additional information on our indebtedness and significant commitments and contingencies, respectively.

Our statement of cash flows for the three and nine months ended September 30, 2016 when compared to the respective 2015 periods are significantly impacted by the completion of the Spin-off Transaction on April 29, 2016.  Following the spin-off, we own and manage our own cash depository and disbursement accounts, whereas all of our cash activity was managed through Due to Parent, net under CHS’ cash management program prior to the spin-off.  Our statement of cash flows for the nine months ended September

30, 2016 includes the four month period prior to the Spin-off Transaction on a similar basis to the nine months ended September 30, 2015.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

A summary of our cash flows follows (in thousands):

	Three Months Ended September 30,
	2016	2015	$ Variance

Net cash used in operating activities	$(427)	$(17,261)	$16,834
Net cash used in investing activities	(25,067)	(21,077)	(3,990)
Net cash provided by (used in) financing activities	(4,573)	38,016	(42,589)
Net change in cash and cash equivalents	$(30,067)	$(322)	$(29,745)

Net cash used in operating activities was $0.4 million for the three months ended September 30, 2016, compared to $17.3 million for the three months ended September 30, 2015, an improvement of $16.9 million. Net cash used in operating activities was impacted by a $4.9 million increase in net income for the 2016 period when compared to the 2015 period, after adjusting to add back non-cash items in each period.  Net cash provided by operating activities was also impacted by the fluctuation in certain corporate allocations and other charges from CHS to us that are included in the computation of net income (loss); but settled as financing activities in the statement of cash flows for periods prior to the spin-off date, including the three months ended September 30, 2015.   In addition, net cash provided by operating activities was impacted by the net change in operating assets and liabilities that occurred during the respective periods on a comparative basis, a $12.0 million increase. The primary drivers of this change related to the Spin-off Transaction, including $31.0 million increase due to accrued interest on our new debt structure.  All other changes in operating assets and liabilities on a comparative basis for 2016 and 2015 were considered to be part of our normal business operations.

Net cash used in investing activities increased $4.0 million to $25.1 million in the three months ended September 30, 2016 from $21.1 million in the three months ended September 30, 2015. Our expenditures for property and equipment increased $9.9 million and included $9.8 million of costs incurred in the 2016 period for the construction of the patient tower and expanded surgical capacity at our Springfield, Oregon hospital.  Payments for acquisitions in the 2015 period of $4.9 million related to the purchase of two imaging centers and a surgery center.

Net cash used in financing activities was $4.6 million for the three months ended September 30, 2016 compared to net cash provided by financing activities of $38.0 million in the three months ended September 30, 2015.  In the 2016 period, we made payments on the Term Loan Facility of $2.2 million and incurred additional debt issuance costs of $1.1 million associated with our credit agreements.  The 2015 increase in Due to Parent, net included the net effect of the sweep of our cash earned in operations to CHS and the settlement of transactions as part of their centralized cash management program.  The increase of $1.0 million in the borrowings under the receivables facility with CHS in the 2015 period was offset in Due to Parent, net with a corresponding receivable.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

A summary of our cash flows follows (in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Variance

Net cash provided by operating activities	$60,766	$5,435	$55,331
Net cash used in investing activities	(60,676)	(46,435)	(14,241)
Net cash provided by financing activities	23,882	39,345	(15,463)
Net change in cash and cash equivalents	$23,972	$(1,655)	$25,627

Net cash provided by operating activities was $60.8 million for the nine months ended September 30, 2016, compared to $5.4 million for the nine months ended September 30, 2015, an increase of $55.4 million. Net cash provided by operating activities was impacted by a $25.0 million decrease in net income for the 2016 period when compared to the 2015 period, after adjusting to add back non-cash items in each period.  Net cash provided by operating activities was also impacted in these periods by the fluctuation in certain corporate allocations and other charges from CHS to us that are included in the computation of net income (loss); but settled as financing activities in the statement of cash flows for periods prior to the spin-off date, including the first four months of the nine months ended September 30, 2016.   In addition, net cash provided by operating activities was impacted by the net change in operating assets and liabilities that occurred during the respective periods on a comparative basis, an $80.4 million increase. The primary drivers of this change related to the Spin-off Transaction, including the $31.0 million increase due to accrued interest on our new debt structure.  In addition, we had specific items that affected our operating cash flows outside of normal working capital changes in the 2015 period, including $26.4 million of legal settlement payments and $18.6 million of additional payroll payments primarily due to an additional pay period in the 2015 period compared to the 2016 period, partially offset by the impact of leap year day in the 2016 period.  All other changes in operating assets and liabilities on a comparative basis for 2016 and 2015 were considered to be part of our normal business operations.

Net cash used in investing activities increased $14.3 million to $60.7 million in the nine months ended September 30, 2016 from $46.4 million in the nine months ended September 30, 2015. Our expenditures for property and equipment increased $22.7 million and included $27.0 million of costs incurred in the 2016 period for the construction of the patient tower and expanded surgical capacity at our Springfield, Oregon hospital.  Payments for acquisitions in the 2015 period of $6.9 million related to the purchase of two imaging centers, a surgery center and three physician practice offices.  Cash proceeds from the sale of property and equipment primarily related to the sale of a building in each of the respective periods.

Net cash provided by financing activities was $23.9 million for the nine months ended September 30, 2016 compared to net cash provided by financing activities of $39.3 million in the nine months ended September 30, 2015.  In the 2016 period and in connection with the Spin-off Transaction, we borrowed $880 million under the Term Loan Facility and issued $400 million of Senior Notes, reduced by $24.5 million of discounts related to this debt.  We paid $1.2 billion to CHS from the debt proceeds as part of the settlement of our Due to Parent, net liability with CHS.  Debt issuance costs associated with this new debt structure were $29.1 million in the 2016 period.  We made payments on the Term Loan Facility of $4.4 million through September 30, 2016.  The cash flows activity related to Due to Parent, net for the nine months ended September 30, 2016 only related to the four month period prior to the Spin-off Transaction, whereas in the 2015 period, it related to the full nine month period.  The activity in Due to Parent, net included the net effect of transactions between us and CHS and the sweep of our cash earned in operations to CHS as part of their centralized cash management program.  The cash outflow of $4.2 million under the receivables facility with CHS in the 2015 period was offset in Due to Parent, net with a corresponding receivable.  Cash distributions to our noncontrolling interests partners were $1.3 million higher in the 2016 period when compared to the 2015 period.

Capital Expenditures

Total cash expenditures for property, equipment and software were $61.7 million and $39.2 million for the nine months ended September 30, 2016 and 2015, respectively.  During the nine months ended September 30, 2016, our capital expenditures included approximately $27 million of costs related to our Springfield, Oregon hospital.  All other cash expenditures for property, equipment and software during the nine month periods ended September 30, 2016 and 2015 related to purchases of equipment, minor renovations at our facilities, furniture and fixtures for our corporate headquarters and investment in information systems infrastructure.

We are building a new patient tower and expanding the surgical capacity at our hospital in Springfield, Oregon.  As of September 30, 2016, we have incurred a total of $37.4 million of capitalized costs for this project, of which $9.8 million and $27.0 million of costs were recorded during the three and nine months ended September 30, 2016, respectively.  The total estimated construction costs of this project, including equipment costs, could be up to $88 million. The project is expected to be completed in late 2017 or early 2018.

We moved into a portion of our new corporate office in May 2016, just after the completion of the Spin-off Transaction.  In November 2015, our subsidiary, QHR, entered into an agreement with a developer (the “Combined Agreement”) related to the construction of this office space, and this agreement met the requirements for recording a deferred financing obligation during the construction phase.  The Combined Agreement included three separate lease agreements that related to three different phases of the project and a fourth lease that would consolidate and, upon commencement, terminate the initial three lease agreements.   As of September 30, 2016, we had incurred a total of $20.7 million of capitalized costs for this project, of which $1.4 million and $6.3 million of costs were recorded during the three and nine months ended September 30, 2016, respectively.  The final phase of construction was completed in the third quarter of 2016 and we anticipate no additional material costs to be incurred.

Capital Resources

Net working capital was $323.1 million and $334.0 million as of September 30, 2016 and December 31, 2015, respectively. The primary driver of the $10.9 million decrease relates to changes in cash management following the Spin-off Transaction, which increased our liabilities for accounts payable and accrued interest, partially offset by an increase in cash. Prior to the Spin-off Transaction, our cash from operations was swept to CHS through Due to Parent, net on the consolidated and combined balance sheets under their centralized cash management program.

A summary of activity related to our long-term debt, net of debt issuance costs and discounts, follows (in thousands):

	Nine Months Ended September 30, 2016
	Total	Borrowings				Assets
	Debt	of	Repayments	Payments	Amortization	Acquired	Total
	at	Long-Term	of	of Debt	of Debt	Under	Debt
	Beginning	Debt, Net	Long-Term	Issuance	Issuance	Capital	at End
	of Period	of Discounts	Debt	Costs	Costs	Leases	of Period

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$—	$—	$—	$—	$—	$—
Term Loan Facility, maturing 2022	—	880,000	(4,400)	—	—	—	875,600
ABL Credit Facility, maturing 2021	—	—	—	—	—	—	—
Senior Notes, maturing 2023	—	400,000	—	—	—	—	400,000
Unamortized debt issuance costs and discounts	—	(24,536)	—	(29,139)	2,883	—	(50,792)
Capital lease obligations	22,323	—	(2,800)	—	—	6,521	26,044
Other debt	1,092	92	(242)	—	—	—	942
Total debt	23,415	1,255,556	(7,442)	(29,139)	2,883	6,521	1,251,794
Less: Current maturities of long-term debt	(7,915)						(10,493)
Total long-term debt	$15,500	$1,255,556	$(7,442)	$(29,139)	$2,883	$6,521	$1,241,301

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

A summary of our long-term debt, allocated between fixed and variable debt, follows (dollars in thousands):

	September 30, 2016
		% of
	$ Amount	Total Debt

Fixed	$426,986	32.8%
Variable	875,600	67.2%
Total debt, excluding debt issuance costs and discounts	$1,302,586	100.0%

Senior Credit Facility

On April 29, 2016, we entered into a credit agreement (the “CS Agreement”), among us, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent and collateral agent. The CS Agreement provides for an $880 million senior secured term loan facility (the “Term Loan Facility”) and a $100 million senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”). The available borrowings from the Revolving Credit Facility will be used for working capital and general corporate purposes.  As of September 30, 2016, we had no borrowings outstanding on the Revolving Credit Facility and had $3.1 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation insurance as security for the payment of claims.

The Term Loan Facility was issued at a discount of $17.6 million, or 98% of par value, and has a maturity date of April 29, 2022 subject to customary acceleration events and repayment, extension or refinancing. Interest under the Term Loan Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1%, plus 5.75% or the alternate base rate plus 4.75%. Interest under the Revolving Credit Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 0%, plus 2.75% or the alternate base rate plus 1.75%. The Revolving Credit Facility has a maturity date of April 29, 2021, subject to certain customary acceleration events and repayment, extension or refinancing.  The effective interest rate on the Term Loan Facility was 7.66% as of September 30, 2016.

Under the terms of the CS Agreement, the maximum Secured Net Leverage Ratio permitted under the CS Agreement, as determined based on 12 month trailing EBITDA, follows:

Maximum
Secured Net
Period	Leverage Ratio

Period from April 29, 2016 to June 30, 2017	4.50 to 1.00
Period from July 1, 2017 to June 30, 2018	4.25 to 1.00
Period from July 1, 2018 and thereafter	4.00 to 1.00

As of September 30, 3016, we had a Secured Net Leverage Ratio of 3.54 to 1.00 implying additional borrowing capacity of $239.5 million.

ABL Credit Facility

On April 29, 2016, we entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among us, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). The available borrowings from the ABL Credit Facility will be used for working capital and general corporate purposes.  As of September 30, 2016, we had no borrowings outstanding on the ABL Credit Facility.

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

The ABL Credit Facility has a “Covenant Trigger Event” definition that requires us to maintain excess availability under the ABL Credit Facility equal to or greater than the greater of (i) $12.5 million and (ii) 10% of the aggregate commitments under the ABL Credit Facility.  At September 30, 2016, we had excess availability of $115.4 million.  If a Covenant Trigger Event occurs, then we are required to maintain a minimum Consolidated Fixed Charge Ratio of 1.10 to 1.00 until such time that a Covenant Trigger Event is no longer continuing. In addition, if excess availability under the ABL Credit Facility were to fall below the greater of (i) 12.5% of the aggregate commitments under the ABL Credit Facility and (ii) $15.0 million, then a “Cash Dominion Event” would be triggered upon which the lenders could assume control of our cash.

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

Senior Notes

On April 22, 2016, we issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations guaranteed on a senior basis by certain of our subsidiaries (the “Guarantors”).  The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016.  Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months.  The effective interest rate on the Senior Notes was 12.463% as of September 30, 2016.

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

A summary of the redemption dates and prices follows:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

A summary of debt issuance costs and discounts follows (in thousands):

	September 30,	December 31,
	2016	2015

Debt issuance costs	$29,139	$—
Debt discounts	24,536	—
Total debt issuance costs and discounts at origination	53,675	—
Less: Amortization of debt issuance costs and discounts	(2,883)	—
Total unamortized debt issuance costs and discounts	$50,792	$—

Prior to the Spin-off Transaction, we had no capitalized costs for debt issuance, discounts or premiums.

Capital Lease Obligations and Other Debt

Debt from capital lease obligations primarily relates to the deferred financing obligation associated with our new corporate office in Brentwood, Tennessee.  As of September 30, 2016, this capital lease obligation was $18.9 million.  The remainder of our capital lease obligations primarily relate to property and equipment at our hospitals and corporate office.  Other miscellaneous long-term debt consists of physician loans and miscellaneous notes payable to banks.  See Note 17 – Commitments and Contingencies in our accompanying consolidated and combined financial statements for additional information on the corporate office lease.

Debt Maturities

A summary of our debt maturities for the next five years and thereafter follows (in thousands):

September 30,
2016

Remainder of 2016	$2,770
2017	10,284
2018	10,425
2019	10,058
2020	10,151
Thereafter	1,258,898
Total debt, excluding debt issuance costs and discounts	$1,302,586

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

We completed the final phase of construction of our new corporate office in the third quarter of 2016.  Upon completion, we entered into a consolidated lease agreement associated with this building that replaces the three temporary agreements that each covered a phase of the overall construction project for this building.  As of September 30, 2016, this capital lease obligation was $18.9 million, and the term of the lease ends in 2028. There have been no other material changes to our contractual obligations during the nine months ended September 30, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had $3.1 million of letters of credit outstanding that were primarily related to the self-insured retention level of professional and general liability insurance and workers’ compensation insurance as security for the payment of claims.

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

Third-Party Reimbursements

The net realizable amount of patient service revenues due from third-party payors is subject to complexities and interpretations of payor-specific contractual agreements and governmental regulations that are frequently changing.  The Medicare and Medicaid programs, which are the source for the majority of our operating revenues, are highly complex programs to administer and are subject to interpretation of federal and state-specific reimbursement rates, new legislation and final cost report settlements.  Contractual allowances, or differences in standard billing rates and the payments derived from contractual terms with governmental and non-governmental third–party payors, are recorded based on management’s best estimates in the period in which services are performed and a payment methodology is established with the patient.  Recorded estimates for past contractual allowances are subject to change, in large part, due to ongoing contract negotiations and regulation changes, which is typical in the healthcare industry.  Revisions to estimates are recorded in the periods in which they become known and may be subject to further revisions. All hospital contractual allowance calculations are reviewed on a monthly basis by management to ensure reasonableness and accuracy.

We use a third-party automated contractual allowance system to calculate our contractual allowances.  The contractual allowances are calculated based on historical paid claims data by payor classification, which is uploaded into the system each month.  The key assumptions used in the system to calculate the current period estimated contractual allowances are the estimated contractual reimbursement percentage, which is also based on payor classification, and the historical paid claims data. The contractual allowance system does maintain patient account level information as it estimates an average contractual allowance by payor classification. Due to the complexities involved in these estimates, actual reimbursement payments we receive from third-party payors could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated reimbursement percentage, net income (loss) for the nine months ended September 30, 2016 would have changed by approximately $11.9 million, and net accounts receivable at September 30, 2016 would have changed by approximately $19.5 million.

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans are estimated and recorded in the period the related services are performed and are adjusted in future periods, as needed, until the final cost report settlements are determined. These previous program reimbursements and final cost report settlements are included in due from and due to third-party payors in the consolidated and combined balance sheets, respectively.  Contractual allowance adjustments related to final cost report settlements and previous program reimbursement estimates unfavorably impacted net operating revenues by $0.8 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively, and $5.2 million and $13.2 million for the nine months ended September 30, 2016 and 2015, respectively.  Contractual adjustments in the three and nine months ended September 30, 2015 included the unfavorable impact of an $11.1 million Illinois cost report settlement which was recorded in 2014 and reversed in the second quarter of 2015 due to contract negotiations that were finalized in that quarter.

Currently, several states utilize supplemental payment programs, including disproportionate share programs, for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from CMS and funded with a combination of federal and state resources, including, in certain instances, taxes, fees or other program expenses (collectively, “provider taxes”) levied on the providers. Similar programs are also currently being considered by other states.  These amounts are included in due from and due to third-party payors in the consolidated and combined balance sheets, respectively.  Previously, amounts due from third parties related to these programs were included in patient accounts receivable, and the provider taxes owed were included in other current liabilities in the consolidated and combined balance sheets.  See the Reclassifications accounting policy in Note 2 – Basis of Presentation and Significant Accounting Policies in the accompanying consolidated and combined financial statements for additional information on reclassification adjustments as of September 30, 2016.

The following table summarizes the components of amounts due from and due to third-party payors, as presented in the consolidated and combined balance sheets (in thousands):

	September 30,	December 31,
	2016	2015

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$22,091	$33,732
State supplemental payment programs	104,982	77,074
Total amounts due from third-party payors	$127,073	$110,806

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$33,440	$21,015
State supplemental payment programs	11,662	9,088
Total amounts due to third-party payors	$45,102	$30,103

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

The table below summarizes the impact on income (loss) from operations related to these state supplemental payment programs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

State supplemental payment programs:
Medicaid revenues	$54,688	$54,517	$162,009	$159,734
Provider taxes and other expenses	19,559	18,438	57,590	56,931
Reimbursements attributable to state supplemental payment programs, net of expenses	$35,129	$36,079	$104,419	$102,803

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of CHS’ collection efforts, including their current policies on collections, and our ability to further attempt collection.  Billings and collections are outsourced to CHS under the transition services agreements that were put in place with the Spin-off Transaction.  See Note 16 – Related Party Transactions in our accompanying consolidated and combined financial statements for additional information on these agreements.  Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage, among others, could affect our collection of accounts receivable and are considered in our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in expected recoveries, net income (loss) for the nine months ended September 30, 2016 would have changed by approximately $4.0 million, and net accounts receivable at September 30, 2016 would have changed by approximately $6.5 million. We also continually review our overall allowance adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues after the provision for bad debts, as well as by analyzing current period net operating revenues and admissions by payor classification, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables and the impact of recent acquisitions or dispositions.

Our policy is to write off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $413.2 million and $436.9 million of past due patient account balances at September 30, 2016 and December 31, 2015, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written off in evaluating the reasonableness of our allowance for doubtful accounts.

Days revenue outstanding, excluding amounts due from and due to third-party payors, was 69 days and 64 days as of September 30, 2016 and December 31, 2015, respectively. Additionally, a portion of the estimate for the allowance for doubtful accounts includes an adjustment for expected recoveries on self-pay accounts receivable that have aged over 365 days. This estimate of future recoveries represented approximately 6 days as of September 30, 2016.

A summary of the components of accounts receivable before contractual allowances, discounts and allowance for doubtful accounts follows (dollars in thousands):

	September 30, 2016		December 31, 2015
	$ Amount	% of Total	$ Amount	% of Total

Third-parties	$1,947,231	75.1%	$1,688,138	72.6%
Self-pay	646,047	24.9%	638,694	27.4%
Total accounts receivable, gross	$2,593,278	100.0%	$2,326,832	100.0%

For self-pay receivables, the combined total for contractual allowances, discounts and the allowance for doubtful accounts that reduces these receivables to their net carrying amount as recorded in the consolidated and combined balance sheets was $558.4 million and $535.3 million as of September 30, 2016 and December 31, 2015, respectively.  If the self-pay receivables that have been written off, but where collections are still being pursued by outside collection agencies, were included in both the gross self-pay receivables and the allowances specified above, the percentage of combined allowances to total self-pay receivables would have been 91.7% and 90.4% at September 30, 2016 and December 31, 2015, respectively.

Goodwill

Our hospital operations and hospital management advisory and consulting services operations meet the criteria to be classified as reporting units for goodwill. Goodwill related to our hospital operations reporting unit was $303.5 million and $508.4 million as of September 30, 2016 and December 31, 2015, respectively. Goodwill related to our hospital management advisory and consulting services reporting unit was $33.3 million at both September 30, 2016 and December 31, 2015.

We reclassified assets and liabilities at certain of our hospitals as held for sale on our consolidated and combined balance sheet as of June 30, 2016. As a result, we evaluated the estimated relative fair value of the hospitals held for sale in relation to the overall fair value of the hospital operations reporting unit as of June 30, 2016, the date of our last goodwill impairment analysis, and recognized goodwill impairment of $5.0 million in the second quarter of 2016. See Note 3 – Hospitals Held for Sale and Impairment of Long-Lived Assets in our accompanying consolidated and combined financial statements for additional information related to the hospitals held for sale.

In addition, we identified certain indicators of impairment requiring an interim goodwill impairment evaluation. Those indicators were primarily our market capitalization as compared to the carrying value of equity and a decrease in the estimated future earnings of the Company.  In the second quarter of 2016, we performed a calculation of fair value in step one of the impairment test, which indicated that the carrying value of the hospital operations reporting unit exceeded its fair value. An initial step two calculation has been performed to determine the implied value of goodwill in a hypothetical purchase price allocation. We recorded a non-cash impairment charge of $200.0 million to goodwill, in addition to the $5.0 million discussed above, based on our current best estimate of fair value and resulting implied goodwill related to the hospital operations reporting unit. This amount recorded in the second quarter of 2016 represented an estimate of the impairment in the step two evaluation until that process can be finalized, which we expect to complete in the fourth quarter of 2016.  Any increases or decreases in the fair value and resulting implied value of goodwill will be recorded when the evaluation is complete, and such changes could be material. Factors that could impact the final determination of fair value include a further decline in market capitalization, changes in the estimated fair values of the individual hospital assets and liabilities or changes in projected future earnings and net cash flows.

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

We recorded $45.4 million of impairment charges related to property, equipment, and capitalized software in the consolidated and combined statements of income in the second quarter of 2016.  The carrying values of long-lived assets, including those classified as held for sale, are reported net of these impairment charges in the consolidated and combined balance sheet as of September 30, 2016.  See Note 3 – Hospitals Held for Sale and Impairment of Long-Lived Assets in our accompanying consolidated and combined financial statements for additional information on the divestitures.

Insurance Reserves for Professional and General Liability

As part of the business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. To mitigate a portion of this risk, we maintain insurance exceeding a self-insured retention level for these types of claims. Our self-insurance reserves reflect the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations as of period end. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances. Our insurance expense includes the actuarially determined estimate of losses for the current year, including claims incurred but not reported, the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections, the insurance premiums for losses in excess of our self-insured retention levels, the administrative costs of the insurance programs, and interest expense related to the discounted portion of the liability. Our reserves for professional and general liability claims are based upon semi-annual actuarial calculations, taking into consideration historical claims data, demographic considerations, severity factors and other actuarial assumptions, which are discounted to present value. The reserves for self-insured claims have been discounted based on our risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

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

In August 2016, the FASB issued ASU 2016-15, which addresses eight specific cash receipt and cash payment classification issues related to the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We expect to adopt this ASU on January 1, 2018. Management is evaluating the impact that the adoption of this ASU will have on our consolidated and combined financial position, results of operations and cash flows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. In connection with the Spin-off Transaction, on April 29, 2016, we entered into two credit agreements, the Senior Credit Facility and the ABL Credit Facility, that subject us to variable interest rates.  As of September 30, 2016, we had outstanding principal amount of debt, excluding unamortized debt issuance costs and discounts, of $875.6 million which was subject to variable rates of interest.  If the interest rate on our variable rate long-term debt outstanding as of September 30, 2016, after taking into consideration the 1% floor on our Term Loan Facility, was 100 basis points higher for the duration of a nine-month period, the additional interest expense impacting net income (loss) would have been $(4.9) million, or $(0.17) per basic and diluted share.  We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

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

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to lawsuits and other legal matters arising in the ordinary course of our business, including claims of damages for personal injuries, medical malpractice, breach of hospital management contracts, breach of other contracts, wrongful restriction of or interference with physicians’ staffing privileges and other employment-related claims.  In certain of these claims, plaintiffs request payment for damages, including punitive damages that may not be covered by our insurance policies.

Healthcare facilities are also subject to the regulation and oversight of various state and federal governmental agencies. The healthcare industry has seen numerous ongoing investigations related to compliance and billing practices and hospitals, in particular, continue to be the subject of governmental fraud and abuse programs and a primary enforcement target for the Department of Health and Human Services Office of Inspector General (“OIG”) and the Department of Justice (“DOJ”). From time to time, we detect issues of non-compliance with federal healthcare laws pertaining to claims submission and reimbursement payment practices or financial relationships with physicians.  We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by CMS and the OIG. Participating in voluntary repayment of claims and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.  Additionally, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against healthcare facilities that submit false claims for payments to, or improperly retain overpayments from, governmental payors.  Some states have adopted similar state whistleblower and false claims provisions. Qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could lead to proceedings without our knowledge. Certain of our healthcare facilities have received, and from time to time, other healthcare facilities may receive, inquiries or subpoenas from fiscal intermediaries or federal and state agencies.  Any proceedings against us may involve potentially substantial settlement amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements from the offending healthcare company. Depending on how the underlying conduct is interpreted by the inquiring or investigating federal or state agency, the resolution could have a material adverse effect on our financial position, results of operations and liquidity.

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

We do not control and cannot predict with certainty the progress or final outcome of discussions with government agencies, investigations and legal proceedings against us.  Therefore, the final amounts paid to resolve such matters, claims and obligations could be material and could materially differ from amounts currently recorded, if any.  Any such changes in our estimates or any adverse judgments could materially adversely impact our future results of operations, financial position and cash flows.

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

Government Investigations

For all legal matters below, we cannot at this time assess what the outcome may be and are further unable to determine any estimate of loss or range of loss. Because the matters below are at a preliminary stage and other factors, there are not sufficient facts available to make these assessments.

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

Commercial Litigation and Other Lawsuits

•

Aparna Rao, Individually and On Behalf of All Others Similarly Situated v. Quorum Health Corporation, Thomas D. Miller and Michael J. Culotta.  On September 9, 2016, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against our company and certain of our officers. The Amended Complaint purports to be brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of our company between May 2, 2016 and August 10, 2016 and alleges that we and certain of our officers violated federal securities laws, including Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of our company’s business, operations and compliance policies. Defending ourselves against these allegations could potentially entail significant cost and could require significant attention from our management. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss. Under some circumstances, any losses incurred in connection with adverse outcomes in this matter could be material.

•

Quorum Health Resources, LLC v. Hancock Medical Center. Arbitration claim and counterclaim are currently pending for breach of contract and negligence arising out of a Management Services Agreement between QHR and the hospital. Arbitration in this case began on April 11, 2016 and concluded on April 22, 2016. On July 28, 2016, the arbitrator returned an Interim Award in favor of Hancock Medical Center on various claims at issue in the arbitration. The net total award was $9.4 million payable by QHR to Hancock Medical Center. We accrued for this Interim Award in other long-term liabilities on our consolidated and combined balance sheet as of June 30, 2016. Both parties filed a motion for reconsideration of the Interim Award. In addition, the parties may seek attorney’s fees and costs prior to the arbitrator issuing a Final Award. The award is subject to a self-insured retention and excess insurance arrangements.

Terms of the Corporate Integrity Agreement

On August 4, 2014, CHS became subject to the terms of a five-year Corporate Integrity Agreement (“CIA”) with the OIG arising from a civil settlement with the U.S. Department of Justice, other federal agencies and identified relators that concluded previously announced investigations and litigation related to short stay admissions through emergency departments at certain of their affiliated hospitals. The OIG has required us to be bound by the same terms of the CHS CIA commencing on the date of the Spin-off Transaction and applying to us for remainder of the five-year compliance term required of CHS, which terminates on August 4, 2019.

The compliance measures and reporting and auditing requirements contained in the CIA include:

•	continuing the duties and activities of the Corporate Compliance Officer, Corporate Compliance Work Group, and Facility Compliance Officers and committees;

•	maintaining a written Code of Conduct, which sets forth our commitment to full compliance with all statutes, regulations, and guidelines applicable to federal healthcare programs;

•	maintaining written policies and procedures addressing matters included in our Compliance Program, including adherence to medical necessity and admissions standards for inpatient hospital stays;

•	continuing general compliance training;

•	providing specific training for employees and affiliates handling our billing, case management and clinical documentation;

•	engaging an independent third party to perform an annual review of our compliance with the CIA;

•	continuing the Confidential Disclosure Program and hotline to enable employees or others to disclose issues or questions regarding possible inappropriate policies or behavior;

•	continuing the screening program to ensure that we do not hire or engage employees or contractors who are ineligible persons for federal healthcare programs;

•	reporting any material deficiency which resulted in an overpayment to us by a federal healthcare program; and

•	submitting annual reports to the OIG which describe in detail the operations of the Corporate Compliance Program.

A material, uncorrected violations of the CIA could lead to our suspension or disbarment from participation in Medicare, Medicaid and other federal and state healthcare programs. In addition, we are subject to possible civil penalties if we fail to substantially comply with the terms of the CIA, including stipulated penalties ranging from $1,000 to $2,500 per day.  We are also subject to a stipulated penalty of $50,000 for each false certification made by us or any individual or entity on behalf of us in connection with reports required under the CIA. The CIA increases the amount of information QHC must provide to the federal government regarding our healthcare practices and our compliance with federal regulations.  We believe that we are currently operating our business in compliance with the CIA and are unaware of any historical actions on our part that could represent a violation under the terms of the CIA.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in our Form 10, as amended, that was declared effective on April 4, 2016, and the risk factors discussed in the Quarterly Report on Form 10-Q filed on August 10, 2016, except as set forth below.

We may from time to time become the subject of legal proceedings that could have an adverse effect on us, and we may be subject to other loss contingencies, both known and unknown.

We may from time to time become a party to various legal, regulatory and governmental proceedings and other related matters. Those proceedings include, among other things, government investigations. In addition, we may become subject to other loss contingencies, both known and unknown, which may relate to past, present and future facts, events, circumstances and occurrences. Addressing any investigations, lawsuits or other claims may distract management and divert resources, even if we ultimately prevail.  Should an unfavorable outcome occur in some or all of any such future legal, regulatory or governmental proceedings or other loss contingencies, or if successful claims and other actions are brought against us in the future, there could be an adverse impact on our financial position, results of operations and liquidity.

In particular, government investigations, as well as qui tam lawsuits, may lead to significant fines, penalties, damages payments or other sanctions, including exclusion from government healthcare programs. Settlements of lawsuits involving Medicare and Medicaid issues routinely require both monetary payments and corporate integrity agreements, each of which could have an adverse effect on our business, financial condition, results of operations and cash flows. While CHS has agreed to indemnify us for certain liabilities relating to outcomes or events occurring prior to the closing of the spin-off, we cannot guarantee that any such legal proceedings or loss contingencies will be covered by such indemnities or that CHS will fully indemnify us thereunder.

In addition, on September 9, 2016, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against our company and certain of our officers. The Amended Complaint purports to be filed on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of our company between May 2, 2016 and August 10, 2016 and alleges that our company and certain of our officers violated various securities laws, including Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of our company’s business, operations and compliance policies. Defending ourselves against these allegations or other shareholder activities, activism or lawsuits and any related publicity could potentially entail significant costs and could require significant attention from our management.  We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss. Under some circumstances, any losses incurred in connection with adverse outcomes in this matter could be material.

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
Michael J. Culotta
Executive Vice President and
Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: November 10, 2016

Index to Exhibits

No.	Description

2.1*	Amendment to the Employee Matters Agreement, effective as of April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation.

10.1†

QHCCS, LLC Nonqualified Deferred Compensation Plan, effective as of September 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2016) (File No. 001-37550).

10.2†

QHCCS, LLC Nonqualified Deferred Compensation Plan Adoption Agreement, executed as of August 18, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2016) (File No. 001-37550).

10.3†

Quorum Health Corporation Director’s Fees Deferral Plan, effective as of September 16, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 20, 2016) (File No. 333-213717).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensation plan or arrangement.