Form 10-K
period 2016-12-31
Quorum Health Corp
filed 2017-04-12
CIK 1650445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-37550

QUORUM HEALTH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-4725208
State of other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

1573 Mallory Lane Brentwood, Tennessee	37027
Address of principal executive offices	Zip code

Registrant’s telephone number, including area code(615) 221-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check is a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $307,211,616.  Market value was determined by reference to the closing price on June 30, 2016 as reported on the New York Stock Exchange.  The registrant does not have any non-voting common stock outstanding.

As of April 7, 2017, there were 30,203,170 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share

QUORUM HEALTH CORPORATION

Annual Report on Form 10-K

PART 1

Item 1.Business

Overview

The principal business of Quorum Health Corporation and its subsidiaries is to provide hospital and outpatient healthcare services in our markets across the United States.  As of December 31, 2016, we owned or leased 36 hospitals in rural and mid-sized markets, consisting of 27 wholly-owned hospitals, four majority-owned hospitals and five leased hospitals, which are located in 16 states and have a total of 3,459 licensed beds.  In addition, through Quorum Health Resources LLC (“QHR”), our wholly-owned subsidiary, we provide a wide range of hospital management advisory and healthcare consulting services.  Over 95% of our net operating revenues for the year ended December 31, 2016 related to our hospital operations business and the remainder related to our hospital management advisory and healthcare consulting services business.  Our company became an independent, publicly-traded company on April 29, 2016 upon the spin-off (“Spin-off”) of 38 hospitals, their affiliated facilities and QHR from Community Health Systems, Inc. (“CHS” or “Parent” when referring to the carve-out period prior to April 29, 2016).  The terms of the spin-off and related financing transactions, including the transition services agreements between us and CHS, are described below in the section entitled “The Spin-off”.

As used in this report, the terms (“QHC,” “Company,” “we,” “our,” and “us”) refer to Quorum Health Corporation and its subsidiaries.  Quorum Health Corporation is a Delaware corporation that was incorporated in 2015 to facilitate our Spin-off from Community Health Systems, Inc., as described below.  All references within this Annual Report on Form 10-K to our financial statements, financial data and operating data refer to such data on a consolidated and combined basis unless otherwise noted.  For a definition of consolidated and combined basis, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”.

For the year ended December 31, 2016, we generated total net operating revenues of $2.1 billion, loss from operations of $285.6 million, net cash provided by operating activities of $81.1 million, Adjusted EBITDA of $162.9 million and Adjusted EBITDA, Adjusted for Divestitures of $181.9 million.  For information regarding why the Company believes Adjusted EBITDA and Adjusted EBITDA, Adjusted for Divestitures present useful information to investors and for a reconciliation of Adjusted EBITDA and Adjusted EBITDA, Adjusted for Divestitures to net income (loss) attributable to Quorum Health Corporation, the most directly comparable financial measure under United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”), see “Item 6 — Selected Financial Data”.  Our net losses in 2016 were primarily due to: (1) $291.9 million of impairment charges related to our hospital operations business, consisting of $166.9 million of impairment to long-lived assets and $125.0 million of impairment to goodwill; (2) a $22.8 million reduction in net operating revenues as a result of a change in estimate related to collectability of patient accounts receivable; (3) higher than expected operating costs associated with the transition services agreements with CHS and other third-party contracts in comparison to the allocated costs from CHS during the carve-out period; and (4) the net operating losses from the hospitals that we have targeted for divestiture (the “divestiture group”), which includes two hospitals divested in December 2016, one hospital divested in March 2017 and an additional six hospitals that we intend to divest in the next twelve months.

We generate patient revenues from the healthcare services we provide at our hospitals and affiliated outpatient facilities.  Our hospital services include general and acute care, emergency department, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic, psychiatric and rehabilitation services. We also generate revenues from the outpatient healthcare services we provide at both our hospitals and affiliated outpatient service facilities, including physician practices, urgent care centers, imaging centers and surgery centers, which are located in the same and immediately surrounding communities as our hospitals.  We prioritize building and maintaining a strong presence in the communities where we operate hospitals in collaboration with the local residents, business leaders and governmental agencies.  We continuously seek to improve our market share in each community by building patient loyalty to both our hospitals and physicians and by maintaining a strong reputation for quality of patient care.  In most of our markets, which we generally define as the county where our hospital resides, we are the sole provider of general and acute hospital healthcare services, which means we typically have less direct competition from other hospital companies for our hospital services.  Some of our hospitals are located in markets that are adjacent to highly populated areas where the population, available workforce and demand for healthcare services are likely to continue to grow.  Such factors could increase the demand for healthcare services from our facilities due to the close proximity of our hospitals and outpatient services facilities to these neighboring markets.

We generate non-patient revenues from our hospital management advisory and healthcare consulting services business.  QHR is a leading provider of hospital management advisory and healthcare consulting services in the United States.  The clients of QHR are hospitals that are not affiliated with our hospital operations business that enter into contracts with us to receive these non-patient services.  As of December 31, 2016, QHR had contracts to provide management advisory services to 95 hospital clients located in 33 states with a total of approximately 5,700 licensed beds.  During the year ended December 31, 2016, QHR also provided consulting and other support services to approximately 85 hospital clients located in 34 states with a total of approximately 5,100 licensed beds.  By managing and consulting with non-affiliated hospitals that are often located in similar markets as our owned and leased hospitals, we hope to benefit from the opportunity to build relationships and partnerships in these communities and to enhance our knowledge of overall U.S. market conditions beyond those markets in which we currently operate hospitals.  In addition to our non-patient revenues from our QHR business, we generate other non-patient revenues, primarily from rental income and hospital cafeteria sales.

The Spin-off

On April 29, 2016, Quorum Health Corporation was formed as an independent company through a spin-off from Community Health Systems, Inc. of 38 hospitals, affiliated outpatient service facilities and QHR.  The Spin-off was accomplished through the distribution of 100% of QHC common stock to CHS stockholders of record on April 22, 2016 (the “Record Date”).  Each CHS stockholder received a distribution of one share of QHC common stock for every four shares of CHS common stock held as of the Record Date, plus cash in lieu of fractional shares.  QHC common stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “QHC” on May 2, 2016.

In connection with the Spin-off, we issued $400 million in aggregate principal amount of 11.625% Senior Notes due 2023 (the “Senior Notes”) on April 22, 2016 and entered into a credit agreement on April 29, 2016, consisting of an $880 million senior secured term loan facility (the “Term Loan Facility”) and a $100 million senior secured revolving credit facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Senior Credit Facility”).  In addition, we entered into a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”).  The net offering proceeds of the Senior Notes, together with the net borrowings under the Term Loan Facility, were used to make a $1.2 billion payment from QHC to CHS and to pay our transaction and financing fees and expenses.

In connection with the Spin-off, we entered into certain agreements with CHS that governed or continue to govern matters related to the Spin-off.  These agreements include, among others, a Separation and Distribution Agreement, a Tax Matters Agreement and an Employee Matters Agreement. We also entered into various transition services agreements with CHS that define agreed upon services to be provided by CHS to QHC.  The transition services agreements have five year terms and include, among others, the provision for services related to information technology, payroll processing, certain human resources functions, patient eligibility screening, billing, collections and other revenue management services.

Pursuant to the terms of the Separation and Distribution Agreement, CHS made a non-cash capital contribution of $530.6 million and transferred $13.5 million of cash to us on the Spin-off date.  The cash transfer consisted of an agreed upon $20.0 million for the initial funding of our working capital, reduced by $6.5 million for the difference in estimated and actual financing fees and expenses incurred at the closing of the Spin-off.

The following table contains a summary of the major transactions to effect the Spin-off of QHC as a newly formed, independent company (dollars in thousands):

					Additional
	Long-Term	Due to	Common Stock		Paid-in	Parent's
	Debt	Parent, Net	Shares	Amount	Capital	Equity

Balance at April 29, 2016 (prior to the Spin-off)	$24,179	$1,813,836	—	$—	$—	$3,137
Borrowings of long-term debt, net of debt issuance discounts	1,255,464	—	—	—	—	—
Payments of debt issuance costs	(29,146)	—	—	—	—	—
Cash proceeds paid to Parent	—	(1,217,336)	—	—	—	—
Transfer of liabilities from Parent	—	(22,292)	—	—	—	—
Net deferred income tax liability resulting from the Spin-off	—	(46,783)	—	—	—	—
Non-cash capital contribution from Parent	—	(527,425)	—	—	530,562	(3,137)
Distribution of common stock	—	—	27,719,645	3	(3)	—
Distribution of restricted stock awards	—	—	692,409	—	—	—
Balance at April 29, 2016 (after the Spin-off)	$1,250,497	$—	28,412,054	$3	$530,559	$—

The following table contains a summary of the sources and uses of cash directly related to our separation from CHS (in thousands):

Sources of cash:
Term Loan Facility, maturing 2022	$880,000
Senior Notes, maturing 2023	400,000
Cash transfer from CHS for initial funding of working capital, less adjustments	13,454
Total sources of cash	1,293,454
Uses of cash:
Payment to CHS for the businesses	(1,217,336)
Payments of debt issuance costs	(29,146)
Reduction in debt proceeds for debt issuance discounts	(24,536)
Transaction costs related to the Spin-off, as recorded in the statements of income	(21,825)
Total uses of cash	(1,292,843)
Net cash inflow	$611

Our Hospital Operations Business

Our hospitals and their affiliated outpatient service facilities generate revenues by providing a broad range of general and acute inpatient and outpatient healthcare services to patients living in or traveling to the communities in which we are located.  Each of our hospitals has a corporate board of directors, a board of trustees, or both (in all cases, the “hospital board”), which include members from the local community and the hospital’s medical staff.  The hospital board oversees the operations of the hospital and is responsible for matters such as establishing and monitoring policies related to medical, professional and ethical practices at the hospital and also ensuring these practices conform to U.S. healthcare industry standards and regulatory requirements.  Each of our hospitals has an active quality assurance program to monitor patient safety and quality of care standards at the hospital and its affiliated outpatient service facilities and to meet accreditation and other federal and state regulatory requirements.  Our hospitals conduct patient satisfaction surveys and engage in other quality of care assessment activities that are reviewed and monitored by our senior and hospital management teams on a continuing basis as part of our initiatives to maintain a high-quality reputation in each of the communities we serve.

The U.S. healthcare industry has been trending in recent years toward treatment of an increasing number of medical conditions in outpatient settings.  We provide outpatient healthcare services at both our hospitals and their affiliated facilities, including physician practices, urgent care centers, imaging centers and surgery centers which we own or lease that are located in the same and immediately surrounding communities as our hospitals.  For the years ended December 31, 2016, 2015 and 2014, outpatient healthcare services represented 55.4%, 56.8% and 53.9%, respectively, of our net patient revenues, before the provision for bad debts.

Our Hospital Management Advisory and Healthcare Consulting Services Business

In addition to the healthcare services provided through our hospitals and their affiliated outpatient service facilities, we also operate QHR, a leader in hospital management advisory and healthcare consulting services.

As of December 31, 2016, QHR had contracts to provide management advisory services to 95 hospital clients located in 33 states with a total of approximately 5,700 licensed beds.  In some cases, we are engaged under these contracts to provide experienced hospital management professionals that are employees of our company to serve as the chief executive officer and chief financial officer for the hospital client on an interim or permanent basis.  As part of the services we provide, our hospital clients receive operations support from QHR corporate and regional management teams.  This service benefits our hospital clients as a result of the broader experience of our QHR corporate and regional management teams in providing services to hospitals of all sizes in diverse markets throughout the United States.

Our hospital management advisory contracts generally have terms of three to five years.  QHR generates revenues from its management advisory contracts by charging a management advisory fee for its services, which is typically a fixed fee charge agreed upon by QHR and the hospital client’s board of directors and is typically not a calculation based on the hospital client’s revenues or other operating measures.  As specified in the terms of each management advisory contract, QHR is not responsible for hospital licensure, physician credentialing, professional and general liability insurance coverage, capital investments or other functions of the hospital client.  These functions are normally the responsibility of a hospital’s board of directors or board of trustees.  QHR is also not responsible for funding any hospital operating expenses for its hospital clients.  In its capacity as a provider of management advisory services to hospitals, QHR is not considered a healthcare provider for hospital licensure and certificate of need purposes.

QHR has a nationally recognized consulting services division and promotes healthcare consulting services to hospital clients that do not receive services from its management advisory services business.  QHR generates revenues from its consulting contracts by charging a consulting fee for its services based on the nature, scope and timeline of the services defined for each specific contract.  During the year ended December 31, 2016, QHR had contracts during some or all of the year to provide healthcare consulting and other support services to approximately 85 hospitals in 34 states totaling approximately 5,100 licensed beds.  QHR provides consulting services to support a variety of the operational needs hospitals may face including, among others, assistance with revenue and accounts receivable management, electronic health records (“EHR”) management, patient flow management and regulatory compliance management.  QHR also provides consulting services to large, sophisticated medical institutions that contract with us to provide hospital-related advice on specific topics.

QHR’s primary services include:

•

Hospital Management Advisory and Operations Support.  QHR provides hospital and other healthcare organization clients with operational, financial and strategic guidance, as well as interim senior level management when needed.

•

Hospital Group Purchasing.  QHR offers group purchasing services to hospitals and other healthcare organizations through its Quorum Purchasing Advantage Program.  Through this program, hospital and other healthcare organization clients can enter into a contract with QHR to buy discounted medical supplies, medical equipment, pharmaceuticals and other products and services from the same group purchasing organization used by us for our hospital operations business.  QHR also assists with managing its clients supply chain for such purchases when needed.

•

Online Solutions for Hospitals.  QHR offers a suite of web-based applications and software tools through its Vantage App Suite that are designed to support hospital and other healthcare organization clients in their efforts to improve operating and financial performance.  These web-based tools are available through online subscriptions and include, among others, applications for measuring productivity, managing medical and drug supply costs, reviewing operating results against benchmark targets for performance and maintaining compliance contracts.

•

Education Programs. The Quorum Learning Institute educates healthcare leaders, professionals and other medical staff each year, from trustees and senior level management executives to department managers and other staff.  It offers programs through national conferences, classroom courses, webinars and online resources. The Quorum Learning Institute programs address current issues in healthcare and provide technical training courses for new and advancing healthcare professionals and medical staff.

Business Strategy

Our business strategy is to grow our revenues and operating margins by implementing and executing initiatives to expand specialty care and outpatient service lines at each of our hospitals, effectively utilize physician recruitment programs to identify and attract talented physicians and medical staff, and enhance patient safety, quality of care and satisfaction in the services we provide.  We continuously aim to manage our operating costs, primarily through the efficient management of staffing and medical supply inventory levels at each of our hospitals.  In addition, our strategic initiatives include investing capital in renovations, expansion, medical-related technology and equipment at our existing healthcare facilities and also in acquiring new healthcare facilities.  Our goal is to increase our market share in each of the communities we serve and to further expand our overall market share by attracting out-of-market patients to our healthcare facilities.  As part of our efforts to accomplish these goals, we operate our healthcare facilities in accordance with the following strategic objectives:

•	refine our portfolio to include high-quality, profitable hospitals and outpatient service facilities;
•	expand the breadth and capacity of the specialty care service lines and outpatient services we offer;
•	enhance patient safety, quality of care and satisfaction at our healthcare facilities;
•	improve the operating and financial performance of our hospital operations business;
•	improve financial results by pursuing the sale of underperforming hospitals; and
•	grow our revenues through selective acquisitions.

Refine our Portfolio to Include High-Quality, Profitable Hospitals and Outpatient Service Facilities

We are refining our portfolio of hospitals and outpatient service facilities, primarily by divesting underperforming businesses, with the goal of improving market share in each of the communities we serve.  In most of our markets, which we generally define as the county where our hospital resides, we are the sole provider of general and acute hospital healthcare services.  We monitor the unique aspects of the individual communities we serve and utilize hospital-specific operating and marketing strategies to achieve our goals and benefit these communities.  By focusing on building strong community, physician and employee relationships and by establishing strong local market leadership teams at our hospitals and outpatient service facilities, we believe we can enhance our delivery of high-quality healthcare services and improve operating performance at our hospitals and outpatient service facilities.  We have local management leadership teams at each of our hospitals and additionally have local physician and clinical leadership groups in each of our markets.  We aim to achieve a high level of presence and involvement in the communities we serve and to further our development of good relationships with local residents, business leaders and governmental agencies.  We empower our individual hospital management teams to develop comprehensive strategic plans that position their respective hospitals to meet the unique healthcare needs of their local community and to look for opportunities to grow market share through selective acquisitions or the opening of new outpatient service facilities, including physician practices. We believe we have developed a reputation for partnering with the local communities of our hospitals to grow both the specialty care service lines and medical technology available to patients.

Expand the Breadth and Capacity of the Specialty Care Service Lines and Outpatient Services We Offer

Each of our markets has unique healthcare needs and gaps in available specialty care service lines and we assess these needs on an ongoing basis to prioritize our recruitment efforts.  We are focused on the execution of effective primary care and specialty care physician retention and recruitment programs, and additionally non-physician recruitment and retention programs, at each of our hospitals for the purpose of building and maintaining the confidence of community residents in the stability and breadth of medical treatment available to them locally through our healthcare facilities.  We invest capital in new and existing specialty care service lines and medical technology at our hospitals to continuously improve and enhance the quality of care experienced by our patients and with the intent of reducing the potential migration of our patients and local community residents to competing in-market and out-of-market providers.  We also invest capital to expand our outpatient service line offerings.  We believe this widens the catchment area for our hospitals and is consistent with prevailing market drivers in the U.S. healthcare industry, including patient preference for a convenient medical treatment facility, physician preference toward the increased efficiency of utilizing non-hospital settings when available, and both patient and third-party payor preferences toward the typically lower cost of care in outpatient settings.  In particular, we are targeting four specialties, which are orthopedics, general surgery, gastroenterology and cardiology. We anticipate the addition of these services will bolster utilization and increase acuity of our services, as measured by case mix index and revenues per case.

Enhance Patient Safety, Quality of Care and Satisfaction at our Healthcare Facilities

Clinical quality is a high priority for us.  We have various programs that support our hospitals and outpatient service facilities to continuously improve the safety, quality of care and satisfaction of patients receiving services from us.  As an example, we maintain active safety and quality training programs for our senior hospital management, chief nursing officers, quality control directors, physicians and other medical staff at our healthcare facilities. We also have programs that focus on sharing information among our hospital management teams to align best practices in medical treatment, operations and regulatory compliance.  We seek to provide our hospitals with the infrastructure and technological capability to deliver high-quality care to patients.  We believe measurements of patient, physician, medical staff and employee satisfaction provide important insight for our hospital leadership teams into the quality of care being administered to patients.  Each of our hospitals conducts patient, physician, medical staff and employee satisfaction surveys to identify methods and opportunities for improving patient safety, quality of care and satisfaction.   In addition, we have standardized many of our processes for documenting compliance with accreditation requirements and clinical best practices that have positive track records in leading to improved patient experiences at our healthcare facilities.  For example, we established a baseline at each of our hospitals in April 2013 for monitoring the Serious Safety Event Rate.  As of September 30, 2016, we have reported 80% fewer serious safety events in comparison to our baseline in 2013.

Improve the Operating and Financial Performance of our Hospital Operations Business

We intend to improve the operating and financial performance at each of our hospitals and outpatient service facilities through frequent and ongoing evaluation of our operations, focusing on hospital-specific strategic initiatives, growing revenues by expanding specialty care and outpatient service line offerings, controlling operating costs and aligning incentive compensation with operating and financial performance to reward our hospital management teams.  In general, we believe our opportunities for improving operating and financial performance are hospital-specific and we intend to provide our hospital management teams with the autonomy to develop an operating and marketing strategy tailored to the individual community they serve.  Our strategic initiatives and operating cost control efforts include tasks such as continuously focusing on revenue cycle management and collections, adhering to established protocols related to medical supplies utilization, monitoring medical staffing levels and reducing contract labor usage. We believe these efforts, in combination with other initiatives aimed at improving our operating and financial performance, should lead to improved cash flow generation for us in the future.

Improve Financial Results by Pursuing the Sale of Underperforming Hospitals

We perform an ongoing strategic review of our hospitals based upon an analysis of financial performance, current competitive conditions, market demographic and economic trends, joint venture opportunities and capital allocation requirements to assess our overall portfolio of hospitals.  As part of this strategy, we engage in initiatives to divest underperforming hospitals and outpatient service facilities which, in turn, we believe will allow us to reduce our corporate indebtedness and refine our hospital portfolio to become a sustainable group of hospitals and outpatient service facilities with higher operating margins.  We will continue to pursue divestiture opportunities that align with this strategy.

On March 31, 2017, we sold 60-bed Cherokee Medical Center and its affiliated outpatient facilities (“Cherokee”), located in Centre, Alabama, for $4.3 million.  For the years ended December 31, 2016, 2015 and 2014, our operating results included pre-tax losses of $5.0 million, $5.3 million and $4.2 million related to Cherokee.  In addition to the above, we recorded $3.9 million and $2.0 million of impairment to property, equipment and capitalized software costs of Cherokee during the years ended December 31, 2016 and 2015, respectively.  We do not expect the loss on sale of this hospital will be material, after consideration of the impairment charges recorded in 2016.

On March 30, 2017, we announced that we have a definitive agreement to sell 231-bed Trinity Hospital of Augusta and its affiliated outpatient facilities (“Trinity”), located in Augusta, Georgia.  We currently anticipate completing the sale of this hospital in the second quarter of 2017.

On December 31, 2016, we sold 56-bed Barrow Regional Medical Center and its affiliated outpatient facilities (“Barrow”), located in Winder, Georgia, for $6.6 million.  For the years ended December 31, 2016, 2015 and 2014, our operating results included pre-tax losses of $14.5 million, $6.2 million and $3.9 million related to Barrow.  In addition to the above, we recorded a $1.2 million net loss on the sale and $4.0 million of impairment to property, equipment and capitalized software costs of Barrow during the year ended December 31, 2016.

On December 1, 2016, we sold 64-bed Sandhills Regional Medical Center and its affiliated outpatient facilities (“Sandhills”), located in Hamlet, North Carolina, for $7.2 million.  For the years ended December 31, 2016, 2015 and 2014, our operating results included pre-tax losses of $6.9 million, $2.0 million and $2.3 million related to Sandhills. In addition to the above, we recorded a $1.0 million net loss on the sale and $4.8 million of impairment to property, equipment and capitalized software costs of Sandhills during the year ended December 31, 2016.

We utilized the proceeds from the three completed divestitures to pay down our Term Loan Facility.  Our strategic review process is ongoing and we have targeted six additional hospitals for divestiture with the intent of utilizing all proceeds to pay down our secured debt.  We intend to divest these hospitals in the next twelve months.  We may be unable to divest or realize proceeds from the sale of any or all hospitals we consider for divestiture.  We may also be subject to additional impairment charges in the future as a result of our ongoing strategic review process.

Grow our Revenues through Selective Acquisitions

As part of our business strategy, we seek attractive hospital acquisition opportunities meeting the following criteria:

•	located in cities and counties with stable, growing populations and positive economic trends;

•	currently operate as tax-exempt (not-for-profit) hospitals;

•	present opportunities for capacity and service line expansion; and

•	align with our goals for improving overall operating and financial performance.

We also seek to acquire selective outpatient service facilities, primarily physician practices, located in the same and immediately surrounding communities as our existing hospitals and will invest capital into building new outpatient service facilities when needed.  We believe these strategic in-market initiatives will further strengthen our community relationships and benefit our patients and the community residents through increased availability of local specialty care and outpatient service lines.

Competition

The U.S. healthcare industry is highly competitive.  Our business strategy includes pursuing selective acquisitions of hospitals in markets new to us.  We face competition from other for-profit hospital companies and from not-for-profit hospital entities that generally seek to acquire the same types of hospitals as us.  In addition, some hospitals are sold at auctions, which may result in higher purchase prices than we believe are reasonable.

We face competition from other healthcare providers for patients.  We utilize both employee and non-employee physicians at our hospitals and outpatient service facilities.  Our non-employee physicians, in most cases, also provide services at healthcare facilities not owned by us.  We seek to attract our physicians’ patients to our facilities by maintaining a reputation for high quality of care and patient satisfaction, providing convenient inpatient and outpatient settings for the delivery of healthcare services, and ensuring that we invest in technologically advanced medical equipment.  Our ability to effectively compete for patients is impacted by commercial and managed care payor programs that influence patient choice by offering health insurance plans that restrict patient choice of provider.  For example, plans with narrow network structures restrict the number of participating in-network provider plans and plans with tiered network structures impose higher cost-sharing obligations on patients who obtain services from providers in a disfavored tier.

In most of our markets, which we generally define as the county where our hospital resides, we are the sole provider of general and acute hospital healthcare services, which means we typically have less direct competition for our hospital services.  Our hospitals face competition from out-of-market hospitals, including hospitals in urban areas that may have more comprehensive specialty care service lines, more advanced medical equipment and technology, more extensive medical research capabilities and resources or greater access to medical education programs.  Patients in the markets where we operate hospitals may travel to out-of-market hospitals to seek medical treatment for a variety of reasons including, but not limited to, the need for services we do not offer or as a result of a physician referral.  Patients who seek medical treatment from an out-of-market hospital may subsequently shift their preferences to that hospital for future healthcare services.  We also face competition from other specialty care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers that are not affiliated with us.  Our hospitals and many of the hospitals with whom we compete engage in physician alignment strategies, which may include employing physicians, acquiring physician practice groups, and participating in Accountable Care Organizations (“ACOs”) and, to the extent permitted by law, physician ownership of healthcare facilities.

In our markets where we are not the sole provider of general and acute hospital healthcare services, our primary competitor is generally a not-for-profit hospital.  Not-for-profit hospitals are typically owned by tax-supported governmental agencies or not-for-profit entities that are financially supported by endowments and charitable contributions.  Not-for-profit hospitals do not pay income or property taxes and are able to make capital investments without paying sales tax. These financial advantages may better position such hospitals to maintain more modern and technologically upgraded healthcare facilities and equipment and to offer more specialized healthcare services than those available at our hospitals.

The trend toward increasing clinical transparency and value-based purchasing within the U.S. healthcare industry may have an adverse impact on our competitive position and patient admissions volumes in ways that we are unable to predict.  For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), requires hospitals to publish or make available to the public their standard charges for healthcare services.  In addition, CMS publicizes on its Hospital Compare website certain data submitted by hospitals in connection with Medicare reimbursement claims, which includes individual hospital performance data related to quality of care measures and patient satisfaction surveys.

Our Competitive Strengths

In the rural and mid-sized markets where we operate, we believe we have strengths in our hospital operations that differentiate us from our competitors, including our commitment and ability to respond to the demand for better access to high-quality patient care, improved patient experience through the entire treatment and billing process and continuous improvement in clinical quality.  We believe our competitive strengths are summarized as follows:

•	strong presence in the communities we serve;
•	geographically diversified hospital portfolio;
•	track record of continuous improvement in clinical quality, safety and patient experience; and
•	dedicated and experienced management teams.

Strong Presence in the Communities We Serve

Our hospitals are the sole providers of general and acute hospital healthcare services in most of the markets we serve throughout the United States.  These communities rely on our hospitals for access to quality healthcare services, as well as to make a positive societal and economic impact in their regions. Our hospitals are dedicated to providing local employment opportunities, engaging in local sponsorships and offering community health education through lecture programs, health fairs and screening events.

Geographically Diversified Hospital Portfolio

We have a geographically diversified portfolio of 36 hospitals located across 16 states.  Many of our hospitals operate in markets experiencing population growth.  We believe our existing hospital portfolio is geographically well-positioned to adapt to ongoing changes in the U.S. healthcare industry and to respond to individual community needs related to healthcare services.  Additionally, as part of our business strategy and to enhance our long-term growth, we are actively engaged in refining our hospital portfolio, primarily by divesting underperforming hospitals. In December 2016, we completed the sales of two hospitals, Sandhills and Barrow, located in North Carolina and Georgia, respectively.

Track Record of Continuous Improvement in Clinical Quality, Safety and Patient Experience

We are committed to providing a high-quality and cost-effective healthcare experience for patients in collaboration with our physicians, medical staff and third-party payors.  We have continued to see a reduction in our Serious Safety Events, as last reported through September 30, 2016, with an 80% reduction from our 2013 baseline.  Our hospitals continually strive to achieve clinical excellence designations, such as Chest Pain Center accreditation by the Society of Cardiovascular Patient Care and Primary Stroke Center accreditation by The Joint Commission.

Dedicated and Experienced Management Teams

Our dedicated senior management team has significant public company and hospital operations experience, including a proven track record of acquiring and integrating hospitals. We believe the breadth of healthcare industry expertise and experience from both our senior management team and the management teams at each of our hospitals will drive our long-term growth.

U.S. Healthcare Industry

Overview

The Centers for Medicare & Medicaid Services (“CMS”) reported that total U.S. healthcare expenditures in 2015 grew by 5.8% to approximately $3.2 trillion. CMS projections published in 2017, which do not take into account initiatives or programs that may result from the 2016 federal elections, indicate that total U.S. healthcare spending will grow at an average annual rate of 5.9% for 2018 through 2019. CMS also projected that total U.S. healthcare spending will grow by an average of 5.8% annually from 2020 through 2025, exceeding $5.5 trillion by 2025 and accounting for approximately 19.9% of the total U.S. gross domestic product. CMS expects healthcare spending to be largely influenced by changes in economic growth and population aging, and anticipates faster growth in medical prices.

Hospital care, the category within the U.S. healthcare industry in which we classify our hospital operations business, is the largest category of U.S. healthcare expenditures.  The hospital care category is also broadly defined to include services provided at acute care, rehabilitation and psychiatric healthcare facilities that are owned by the government or investors or that operate as not-for-profit facilities.  CMS defines the hospital care category to include all services provided by hospitals to patients.  Services include room and board, ancillary charges, services of employed physicians, inpatient pharmacy, hospital-based nursing home, home health care and any other service billed by hospitals in the United States for patient care.  In 2016, hospital care expenditures are projected to have grown 4.9%, amounting to over $1 trillion. CMS estimates that the hospital services category will exceed $1.1 trillion in 2017, and projects growth in this category at an average of 5.5% annually from 2016 through 2025.  According to the American Hospital Association, as of January 2017, there are approximately 4,862 community hospitals in the United States and approximately 1,829 of these hospitals are located in rural communities, which are the primary markets in which we operate hospitals.

Demographic Trends

According to the U.S. Census Bureau, in 2015, the U.S. population included approximately 47.8 million people living in the United States age 65 or older, comprising 14.9% of the total U.S. population.  By 2030, the U.S. Census Bureau predicts the number of people age 65 or older living in the United States will increase to approximately 74.1 million, or 20.6% of the total U.S. population.  Due to increasing life expectancy, people living in the United States age 85 or older is also expected to increase from approximately 6.3 million in 2015 to 9.1 million by 2030.  The increase in life expectancy is expected to increase the demand for healthcare services and, as importantly, the demand for more innovative means of delivering healthcare services.  The hospital care category of the U.S. healthcare industry will likely benefit the most from these increases in demand related to healthcare services.

Based on U.S. Census Bureau data compiled by us for the specific markets in which we operate hospitals, the number of people living in our service areas grew 0.9% from 2011 to 2016 and is expected to grow 1.3% from 2016 to 2021.  The national average population growth was 4.4% and 3.7% for these respective periods.  The number of people age 65 or older living in our service areas grew 16.2% from 2011 to 2016 and is expected to grow 14.7% from 2016 to 2021.  The national average population growth for people age 65 or older was 20.7% and 17.6% for these respective periods.  The number of people age 65 or older living in our service areas comprised 15.6% of the total population in our service areas in 2016 and is expected to comprise 17.7% of the total population in these same service areas by 2021.  The number of people age 65 or older living in the United States was 15.1% and 17.1% for these respective periods.  On a similar basis, the number of people age 85 or older in our service areas grew 10.7% from 2011 to 2016 and is expected to grow 5.4% from 2016 to 2021.  The national average population growth for people age 85 or older was 13.4% and 5.7% for these respective periods.  The number of people age 85 or older living in our service areas comprised 1.9% of the total population in our service areas in 2016 and is expected to comprise 2.0% of the total population in these same service areas by 2021.  The number of people age 85 or older living in the United States was 1.9% and 2.0% for these respective periods.

Hospital Consolidation Trends

Various sectors of the U.S. healthcare industry are experiencing consolidation activity in reaction to efforts to reform the overall reimbursement payment system.  We believe that consolidation activity in the hospital care category will continue to be a trend of the U.S. healthcare industry in the future.  The majority of consolidations occur through mergers and acquisitions of municipal or not-for-profit hospital systems that are acquired by for-profit hospital systems.  Reasons for this consolidation activity generally include the following:

•	desire to enhance the quality of care and breadth of local healthcare service lines available in communities;

•	need for additional recruitment of specialty care and primary care physicians or other medical staff;

•

general economies of scale, such as those that can be achieved through contracting for medical and drug supply purchase agreements and professional and general liability insurance coverage as a combined hospital system;

•	mitigating risks associated with ongoing changes in reimbursement rates available from both governmental and non-governmental third-party payors;

•	changes to healthcare reimbursement payment models that more closely tie reimbursement rates to the cost-effective delivery of patient services and the quality of care administered to patients; and

•	other ongoing regulatory changes within the U.S. healthcare industry.

Hospital companies are acquiring an increasing number of physician practices and other outpatient service facilities as part of their physician alignment strategies to position themselves for readmissions, payment bundling and other payment restructuring models. Similarly, commercial and non-governmental managed care third-party payors have been consolidating and, in some cases, acquiring complementary service providers in an effort to offer more competitive programs.

Payment Trends

In recent years, the Affordable Care Act and the consolidation activity within the U.S. healthcare industry, among other factors, have resulted in higher deductible and co-payment requirements due from patients, which in turn have increased financial risk for hospitals.  The amount of uncollectible patient account balances is expected to increase in response to rising medical prices and to greater financial burden on insured patients.  These increases may be partially offset by the reduction in costs associated with previously uninsured patients benefiting from Medicaid expansion due to the Affordable Care Act, but it is unclear whether this expansion will remain in effect.

Outpatient Services Trends

In recent years, hospitals have experienced an increase in the percentage of total revenues associated with outpatient healthcare services.  This shift in revenues is primarily attributable to advances in medical technology, which have permitted more procedures to be performed in an outpatient setting.  In addition, increased pressure from the Medicare and Medicaid programs, commercial health insurance companies and managed care plans to reduce the number of days a patient stays in the hospital has also contributed to the increase in outpatient healthcare services.  Patients and third-party payors have been seeking services through outpatient service facilities on an increasing basis as the number of outpatient service facilities and the types of services available through outpatient service facilities increase.  Certain third-party payors are imposing limitations and adjusting coverage of inpatient services for types of services currently available in outpatient settings.  For the years ended December 31, 2016, 2015 and 2014, outpatient healthcare services represented 55.4%, 56.8% and 53.9%, respectively, of our net patient revenues, before the provision for bad debts.  We expect the percentage of total revenues attributable to outpatient healthcare services will continue to increase in the future and will, in turn, inhibit the growth of inpatient admissions at our hospitals.

Health Insurance Coverage Trends

The Affordable Care Act, as currently structured, mandates that substantially all U.S. citizens maintain health insurance coverage, while expanding access to coverage through a combination of private sector health insurance reforms and public program expansion. In recent years, most of the states that have experienced the greatest reductions in rates of uninsured individuals have been those that expanded Medicaid coverage and established health insurance exchanges (“Exchanges”) at the state level.   The outcome of the 2016 federal elections cast considerable uncertainty on the future of the Affordable Care Act, and, although some states are considering expanding their Medicaid programs, it is unclear whether the trend of increased coverage will continue.  In addition, several private health insurers have withdrawn, or have announced their intent to withdraw, from the Exchanges, which may threaten the stability of those marketplaces.

Revenues

We generate revenues by providing healthcare services at our hospitals and their affiliated outpatient service facilities to patients seeking medical treatment.  Hospital revenues depend on, among other factors, inpatient occupancy and acuity levels, the volume of outpatient procedures and the charges and negotiated payment rates for the healthcare services provided.  Our primary sources of payment for the healthcare services we provide to patients are from third-party payors, including Medicare and Medicaid programs, Medicare and Medicaid managed care programs, commercial insurance companies, other managed care programs, workers’ compensation carriers and employers.  Self-pay revenues are the portion of our revenues generated from providing healthcare services to patients who do not have health insurance coverage as well as the patient responsibility portion of charges that are not covered for an individual by a health insurance program or plan.  Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or other non-government third-party payors.  We generate non-patient revenues from our hospital management advisory and healthcare consulting services business, rental income and hospital cafeteria sales.

Our operating revenues related to our hospital operations business are adjusted for contractual allowances, or differences in our standard charges for the healthcare services we provide and the reimbursement rates that we will ultimately receive as payment for these services.  Standard charges and reimbursement rates for routine inpatient services vary significantly depending on the type of medical procedure performed and the geographical location of the hospital.  The reimbursements we ultimately receive as payments for services are determined for each patient instance of care, based on the contractual terms we negotiate with third-party payors or based on federal and state regulations related to governmental healthcare programs.  We record contractual allowance in the period in which services are performed and the patient’s method of payment is verified.  Except for emergency department services, our policy is to determine the payment methodology with patients prior to when the services are performed.  Estimates for contractual allowances are subject to change, in large part, due to ongoing contract negotiations and regulation changes, which are typical in the U.S. healthcare industry.  Revisions to estimates are recorded in the periods in which they become known and may be subject to further revisions.  Additional revisions to estimates may be made in future periods as they become known. Self-pay and other third-party payor discounts are incentives offered to uninsured or underinsured patients or other payors to reduce their costs of healthcare services with the purpose of maximizing our collection efforts.

As of December 31, 2016, we recorded a change in estimate of $22.8 million to reduce the net realizable value of our patient accounts receivable, which negatively impacted both contractual allowances and the provision for bad debts in our statements of income.  The portion of this change in estimate that impacted contractual allowances was $11.4 million and related to increasing delays associated with collections on accounts receivable under the Illinois Medicaid program.  The remainder of the change in estimate, also $11.4 million, impacted the provision for bad debts and related to our assessment of the collectability of our managed care and commercial accounts receivable aged greater than one year based on a review of historical cash collections for these accounts.

A summary of our net operating revenues, before the provision for bad debts, by payor source follows (dollars in thousands):

	Year Ended December 31,
	2016		2015		2014
	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total

Medicare	$673,074	27.8%	$656,799	26.9%	$681,010	28.3%
Medicaid	446,273	18.4%	443,479	18.1%	420,050	17.4%
Managed care and commercial	952,535	39.4%	984,480	40.3%	907,667	37.7%
Self-pay	242,095	10.1%	247,234	10.0%	287,470	11.9%
Non-patient	105,076	4.3%	113,866	4.7%	113,805	4.7%
Total net operating revenues, before the provision for bad debts	$2,419,053	100.0%	$2,445,858	100.0%	$2,410,002	100.0%

The table above includes an $11.4 million change in estimate we recorded as of December 31, 2016 to reduce the net realizable value of patient accounts receivable due to increasing delays associated with collections on accounts receivable under the Illinois Medicaid program, as described above.  This portion of the change in estimate impacted contractual allowances associated with Medicaid revenues.

In 2016, we began classifying our revenues related to Medicare Advantage Plans as Medicare revenues.  As a result, we retroactively reclassified those amounts from managed care and commercial revenues to Medicare revenues for all periods presented in the table above.  For the years ended December 31, 2016, 2015 and 2014, Medicare revenues related to Medicare Advantage Plans were $170.4 million, $146.9 million and $133.0 million, respectively, or 25.3%, 22.4% and 19.5% as a percentage of total Medicare revenues, respectively.  Revenues from Medicaid managed care programs are included in Medicaid revenues in the table above, which is consistent with our presentation in prior periods.  See Note 2 — Basis of Presentation and Significant Accounting Policies — Reclassifications in the accompanying financial statements.

Charity Care

In the ordinary course of business, we provide healthcare services to patients who are financially unable to pay for care and do not qualify for coverage under a governmental program. We assess the eligibility of these patients for charity care services primarily based on a patient’s household income relative to the poverty level guidelines established by the federal government.  We record the gross charges for charity care services at our standard billing rates as self-pay revenues and fully offset these charges in contractual allowances in the same period.  We do not record a provision for bad debts related to these charges, as it is our policy not to pursue collection of payments from charity care patients.  To the extent we receive reimbursement payments through a governmental assistance program to subsidize the care provided, we reduce both the self-pay revenues and the contractual allowance for the related service.  Charity care services have no net impact to our net operating revenues.

Provision for Bad Debts

To provide for accounts receivable that could become uncollectible in the future, we establish an allowance for doubtful accounts to reduce the carrying value of our receivables to their estimated net realizable value.  The primary uncertainty in collectability of our revenues relates to uninsured patients and the patient financial responsibility portion of payments due from insured patients.  Collections are impacted by the economic ability of patients to pay, the effectiveness of CHS’ collection efforts pursuant to our transition services agreements with them, and our own collection efforts.  Significant changes in payor mix, business office operations, economic conditions, or trends in federal and state governmental healthcare coverage, among other things, could affect our collection levels and are considered in our estimate of the allowance for doubtful accounts.  See “Item 1.  Business — Agreements with CHS Related to the Spin-off” for additional information on the transition services agreements.

We have an established process to determine the adequacy of our allowance for doubtful accounts that relies on a number of analytical tools and benchmarks.  No single statistic or measurement determines the adequacy of the allowance for doubtful accounts. Some of the analytical tools we utilize include, but are not limited to, monitoring historical cash collections experience, revenue trends by payor classification and days revenue outstanding.  As discussed above, we recorded a change in estimate as of December 31, 2016 to increase our allowance for doubtful accounts as a result of our assessment of the collectability of our managed care and commercial accounts receivable aged greater than one year based on a review of historical cash collections for these accounts.

Reimbursement under Governmental Healthcare Programs

We receive payments for a substantial portion of our revenues from the Medicare and Medicaid programs, including Medicare managed care plans, known as Medicare Advantage Plans, and the Medicaid managed care plans.  Medicare is a federal program that provides health insurance benefits to individuals age 65 and older, some disabled individuals and individuals with end-stage renal disease. Medicaid is a federal and state funded program, administered at the state level, which provides health insurance benefits and subsidies to individuals who are unable to afford to pay for healthcare services or health insurance on their own. All of our hospitals are certified as providers under the Medicare and Medicaid programs.

The payments we receive under the Medicare and Medicaid programs are generally significantly less than the standard charges at our hospitals for the healthcare services provided.  Furthermore, reimbursement payments under federally-funded healthcare programs are subject to across-the-board spending cuts to the federal budget imposed by the Budget Control Act of 2011.  These sequestration cuts, as they are known, require reductions in reimbursement rates through federal fiscal year 2025.  The Affordable Care Act, as currently structured, also imposes significant reductions on Medicare and Medicaid reimbursement rates.  The federal government evaluates reimbursement rates annually.  Legislation or regulation resulting from the repeal, replacement or amendment of the Affordable Care Act may result in further payment reductions in the Medicare or Medicaid programs that could negatively impact our business. Our ability to operate our hospitals and affiliated healthcare facilities successfully in the future may depend, in large part, on our ability to adapt to the ongoing regulatory changes in the Medicare and Medicaid programs.  See “Item 1.  Business — U.S. Healthcare Industry” for statistical information on U.S. population trends.

Medicare Reimbursement

Under the Medicare program, we are paid for inpatient and outpatient healthcare services provided to qualifying Medicare beneficiaries at our hospitals and other healthcare facilities.  Medicare is funded by the federal government under a series of individual programs.  For example, the Part A program covers hospital, skilled nursing facility, home health and hospice care services and the Part B program covers physician services, preventive care, durable medical equipment, hospital outpatient services, laboratory tests, x-rays, mental health care and some home health and ambulance services.  Medicare Advantage Plans, which is the customary term for the Part C program, are administered by private third-party payors that contract with the Medicare program to provide Medicare Part A and Part B benefits to participants.  They include plans organized as health management organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service plans, special needs plans and Medicare medical savings account plans.  We are paid directly by the third-party payor that administers a Medicare Advantage Plan for the healthcare services we provide to patients enrolled in one of these plans.  The regulations governing reimbursement under the Medicare program also generally apply to Medicare Advantage Plans.

Inpatient Medicare Reimbursement.  Reimbursement rates for inpatient acute care services provided to Medicare beneficiaries are generally determined based on a prospective payment system.  Under the inpatient prospective payment system (“IPPS”), our hospitals are paid a predetermined amount based on the patient’s diagnosis. Specifically, each discharge is assigned to a medical severity diagnosis-related group (“MS-DRG”) based upon the patient’s course of medical treatment during the relevant inpatient stay. The base MS-DRG payment rate does not consider the actual costs incurred by an individual hospital in providing a particular inpatient service. Each MS-DRG is assigned a relative weight that reflects the average amount of resources, as determined on a national basis, that are needed to treat a patient with that particular diagnosis compared to the amount of hospital resources that are needed to treat the average Medicare inpatient stay.  The IPPS payment for each discharge is based on two national standardized base payment rates, one that covers hospital operating expenses and the other that covers hospital capital costs.  The base MS-DRG payment rate for operating expenses is adjusted by a wage index to reflect geographical differences in labor costs.  While a hospital generally does not receive additional reimbursement beyond the MS-DRG payment, hospitals may qualify for an “outlier” payment when a patient’s medical treatment costs are extraordinarily high and exceed a specified regulatory threshold.

CMS adjusts the MS-DRG payment rates annually, using the “market basket index” to account for changes to the costs of goods and services purchased by hospitals.  For federal fiscal year 2017, which began on October 1, 2016, CMS increased the reimbursement rate by 0.95% for hospitals that successfully report the quality measures of the Hospital Inpatient Quality Reporting (“IQR”) Program and are meaningful EHR users.  This rate increase accounts for a projected market basket update of 2.7%, reduced by a multi-factor productivity adjustment of 0.3%, a 0.75% reduction required by the Affordable Care Act, and a negative 1.5% documentation and coding recoupment adjustment required by the American Taxpayer Relief Act of 2012. It also reflects a positive adjustment of approximately 0.8% to remove the effects of prior adjustments intended to offset the estimated increase in IPPS expenditures resulting from the Medicare program’s “two-midnight rule”. Under the “two-midnight rule,” services provided to Medicare patients are only payable as inpatient hospital services when there is a reasonable expectation that the hospital care is medically necessary and is required across two midnights, absent unusual circumstances.  Hospital stays expected to need less than two midnights of hospital care are subject to medical review on an individual case basis. For federal fiscal year 2017, hospitals that do not successfully report quality data under the IQR Program will be subject to a 25% reduction of the market basket update.  Hospitals that are not meaningful EHR users are subject to an additional 75% reduction of the market basket update.

The DRG payment rates are also adjusted pursuant to provisions of the Affordable Care Act that promote value-based purchasing, linking payments to quality and efficiency. For example, hospitals that meet or exceed defined quality performance standards receive greater reimbursement, while hospitals that do not satisfy the quality performance standards may receive reduced Medicare inpatient hospital payments. The amount collected from the reductions is pooled and used to fund the payments that reward hospitals based on a set of quality measures that have been linked to improved clinical processes of care and patient satisfaction. CMS scores each hospital on its achievement relative to other hospitals and improvement relative to that hospital’s own past performance. Similarly, hospitals that experience “excess readmissions” for conditions designated by CMS within 30 days of the patient’s date of discharge receive inpatient payments reduced by an amount determined by comparing that hospital’s readmission performance to a risk-adjusted national average. In addition, CMS incentivizes hospitals to improve Hospital Acquired Condition (“HAC”) rates by reducing total inpatient Medicare payments by 1% for hospitals that rank among the lowest-performing 25% with respect to HACs.

Outpatient Medicare Reimbursement. CMS reimburses hospital outpatient services (and certain Medicare Part B services furnished to hospital inpatients without Part A coverage) under the hospital outpatient prospective payment system (“OPPS”).  Other items and services, such as physical, occupational and speech therapies, durable medical equipment, and clinical diagnostic laboratory services, are reimbursed pursuant to fee schedules.

Hospital outpatient services paid under the OPPS are grouped into ambulatory payment classifications (“APCs”).  Services for each APC are similar clinically and in terms of the resources they require.  CMS has established a payment rate for each APC, and it updates these rates annually on a calendar year basis.  For calendar year 2017, CMS issued a final rule that it estimates will result in a 1.7% payment increase for hospitals paid under the OPPS.  This reflects a market basket increase of 2.7%, a negative 0.3% multi-factor productivity adjustment and the 0.75% reduction required by the Affordable Care Act annually for calendar years 2017 through 2019.  Hospitals that fail to meet quality data reporting requirements are subject to a 2.0% reduction to the market basket update.

CMS is implementing, as required by the Bipartisan Budget Act of 2015, a site-neutral Medicare reimbursement policy.  Effective as of January 1, 2017, this policy limits reimbursement under the OPPS for items and services that are provided at certain off-campus outpatient provider-based departments (“off-campus OPBDs”) of hospitals.  Items and services that are subject to the policy are reimbursed under the Medicare Physician Fee Schedule (“MPFS”).  For calendar year 2017, CMS has adopted a set of MPFS payment rates that are specific to off-campus OPBDs, which are set at approximately 50% of the OPPS rates.  However, the site-neutral payments do not apply to items and services rendered in a dedicated emergency department or at off-campus OPBDs that are located within 250 yards of a remote location of a hospital.  CMS will also continue to make OPPS payments for services performed by grandfathered, or “excepted,” off-campus OPBDs, which include those that were billing Medicare for outpatient hospital services prior to November 2, 2015.

Medicare Bundled Payments.  The Center for Medicare & Medicaid Innovation, which is part of CMS, works to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare services that create savings under the Medicaid and Medicaid programs, while maintaining or improving quality of care. Some of the current and proposed initiatives involve bundled payments, which link payments to participating providers for services provided during an episode of care. Generally, providers participating in a bundled payment arrangement agree to receive one payment for services provided to patients for certain medical conditions or during each episode of care. In contrast to the traditional fee-for-service model, bundled payments are intended to align incentives for providers, encouraging more effective and efficient care.

As of April 2016, hospitals located in markets selected by CMS, are required to participate in the Comprehensive Care for Joint Replacement (“CJR”) model, a mandatory bundled payment initiative focused on knee and hip replacements. Participating providers are evaluated against quality standards and Medicare spending targets established by CMS for each episode of care. An episode of care begins with a patient’s hospital admission and includes all related care by the hospital and other providers within 90 days of discharge. Depending on whether overall CMS spending per episode exceeds or falls below the target and whether quality standards are met, hospitals may receive supplemental Medicare payments or owe repayments. On January 3, 2017, CMS published a final rule implementing a new bundled payment model for cardiac care and expanding the existing CJR model for hip surgery care. Hospitals in markets selected by CMS will be accountable for the cost and quality of care provided to Medicare patients for a heart attack, bypass surgery, hip surgery or femur bone treatment. The final rule also includes a cardiac rehabilitation incentive payment program.   CMS may continue to introduce mandatory bundled payment initiatives.  We operate one hospital within the geographical areas currently being tested and could become subject to additional bundled payment initiatives if CMS expands such programs into more areas where we operate hospitals.

Medicare-Dependent Hospital Program.  The Medicare program also makes reimbursement rate adjustments under a Medicare-Dependent Hospital program that applies to low admission volume hospitals, referred to as rural extenders, to ensure hospital access for rural Medicare beneficiaries.  The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) extended the Medicare-Dependent Hospital program through federal fiscal year 2017.  If future legislation is not passed to further extend the Medicare-

Dependent Hospital program, we could experience a reduction in our net operating revenues at certain of our hospitals that currently qualify for participation in this program.

Medicare Physician Services Payments.  Physician services provided to Medicare patients are reimbursed based on the MPFS, which is adjusted annually.  Under MACRA, the MPFS reimbursement rate will increase 0.5% each calendar year through 2019. MACRA also established the Quality Payment Program (“QPP”), a payment methodology intended to reward high-quality patient care. Beginning in 2017, physicians and certain other healthcare clinicians are required to participate in the QPP through one of two tracks. Under both tracks, performance data collected in 2017 will affect Medicare payments in 2019. CMS expects to transition increasing financial risk to providers as the QPP evolves. The Advanced Alternative Payment Model (“APM”) track makes incentive payments available for participation in specific innovative payment models approved by CMS, such as certain ACO models or a Medicare Shared Savings Program. Providers may earn a 5% Medicare incentive payment between 2019 and 2024 and will be exempt from reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System (“MIPS”) if the provider has sufficient participation (based on percentage of payments or patients) in an Advanced APM. Alternatively, providers may participate in the MIPS track. Providers who choose the MIPS track initially will be subject to a performance-based reimbursement rate increase or decrease of up to 4% of the provider’s Medicare payments based on their performance with respect to clinical quality, resource use, clinical improvement activities and meaningful use of EHR. The adjustment percentage will increase incrementally, up to 9%, by 2022. MIPS will consolidate components of three existing incentive programs: the Physician Quality Reporting System, the Physician Value-Based Payment Modifier, and the Medicare EHR Incentive Program.

Medicare Disproportionate Share Hospital Payments.  In addition to making payments related to specific patient services, Medicare provides financial support to hospitals that treat a disproportionately large number of low-income patients.  These Disproportionate Share Hospital (“DSH”) payments are determined annually based on statistical information required by the Department of Health and Human Services (“HHS”) and are paid as a percentage addition to MS-DRG payments.   Medicare DSH payments are being reduced to 25% of the amount they otherwise would have been prior to the enactment of the Affordable Care Act.  The 75% reduction in DSH payments are earmarked for an uncompensated care payment pool that is further reduced each year by a formula that reflects reductions in the U.S. uninsured population that is under 65 years of age. Thus, the greater the rate of coverage for the previously uninsured population, the more the Medicare uncompensated care pool will be reduced. Each eligible hospital is then paid, out of the uncompensated care pool, an amount based upon its estimated cost of providing uncompensated care.  The IPPS final rules for federal fiscal years 2017 and 2016 established the uncompensated care amounts to be distributed to qualifying hospitals in these years as nearly $6.0 billion and $6.4 billion, respectively.

Medicare Administrative Contractors.  CMS competitively bids the Medicare fiscal intermediary and Medicare carrier functions to Medicare Administrative Contractors (“MACs”) in 12 defined jurisdictions. Each MAC is geographically assigned and serves both Medicare Part A and Part B providers within its given jurisdiction. As a result of consolidation efforts, CMS gave chain providers the option of having all hospitals use one home office MAC. Although we elected to use one MAC, CMS has not yet transitioned all of our hospitals to one MAC and has not provided a clear timeline for doing so. MAC transitions impact Medicare claims processing, which could delay reimbursement payments and adversely affect our cash flow. MAC transitions may also be prompted by the periodic re-soliciting by CMS of MAC bids in a jurisdiction.

Medicaid Reimbursement

Medicaid programs are funded jointly by the federal and state governments and administered by the states to provide healthcare benefits to certain low-income individuals. Most state Medicaid payments are made under a prospective payment system or under programs that negotiate payment levels with individual hospitals. Amounts received under the Medicaid programs are often significantly less than the hospital’s standard charges for the services provided.  State Medicaid agencies may also fund Medicaid Managed Care Plans, which are administered by managed care organizations (“MCOs”). The MCOs receive a set per member per month payment for their administrative services from the applicable state Medicaid agency.  We are paid directly by the MCO for the healthcare services we provide to patients enrolled in one of these plans. The regulations that govern the reimbursement rates of the Medicaid programs also generally apply to Medicaid managed care plans. Budget pressures have prompted many states to consider reducing Medicaid funding, as Medicaid is often the state’s largest program. Some states have adopted or are considering legislation intended to reduce coverage, increase enrollment in managed care programs or otherwise finance the system. However, the Affordable Care Act, as enacted, requires that states maintain certain eligibility standards until October 1, 2019. The Affordable Care Act also prohibits the use of federal funds under the Medicaid program to reimburse providers for medical services provided to patients to treat HACs. We can provide no assurance that reductions to Medicaid funding will not have a material adverse effect on our results of operations or cash flows.

The Affordable Care Act required states to expand Medicaid coverage by adjusting eligibility requirements such as income thresholds. A number of states have opted out of the Medicaid expansion provisions, which they may do without losing federal funding. Some states that have opted out of the Medicaid coverage expansion are evaluating other options such as waiver plans to operate an alternative Medicaid expansion program. The 2016 federal elections, which resulted in the election of a Republican president and Republican majorities in both houses of Congress, increased the likelihood of significant changes to the Affordable Care Act, including its Medicaid expansion provisions. This has created significant uncertainty with regard to the future of the Medicaid programs, particularly in states that opted to expand coverage pursuant to the Affordable Care Act. Nine of the 16 states in which we operate hospitals have expanded coverage under their state Medicaid programs.  For the year ended December 31, 2016, our hospitals and affiliated outpatient service facilities located in these nine states generated 70.4% of our total net patient revenues, before the provision for bad debts.

Medicaid Disproportionate Share Hospital and Supplemental Payments.  Currently, 15 states in which we operate hospitals utilize supplemental payment programs, including disproportionate share hospital (“DSH”) programs, for the purpose of providing additional payments for services to providers, such as our hospitals, to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from CMS and funded with a combination of federal and state resources, including, in certain states, taxes, fees or other program costs (collectively, “provider taxes”) levied on the providers participating in the programs.  Hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments.  The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. States then distribute the DSH funding among qualifying hospitals, as determined in each state.  States have broad discretion to define which hospitals qualify for Medicaid DSH payments and the amount of such payments.  Under the most recent updates to the Affordable Care Act, Medicaid DSH funding will be reduced annually by an additional $1 billion each year in comparison to the prior year beginning with a $2 billion reduction in federal fiscal year 2018 and ending with an $8 billion reduction in federal fiscal year 2025.  In addition to DSH payments, some states operate programs that provide for supplemental payments to bridge the gap between hospital operating costs and Medicare reimbursement. Various federal policy changes are focused on limiting the use of other types of supplemental payments.

We recognize the reimbursement payments due to us from state supplemental payment programs in the periods amounts are estimable and revenue collection is reasonably assured.  These amounts are recorded in operating revenues as favorable contractual allowances and the costs we incur under these programs are recorded as other operating expenses.

The following table shows the portion of our Medicaid reimbursements attributable to state supplemental payment programs (in thousands):

	Year Ended December 31,
	2016	2015	2014

Medicaid revenues	$220,389	$211,696	$192,771
Provider taxes and other expenses	76,616	75,929	73,149
Reimbursements attributable to state supplemental payment programs, net of expenses	$143,773	$135,767	$119,622

Several states in which we operate face budgetary challenges that have resulted, and likely will continue to result, in reduced Medicaid funding levels to hospitals and other providers.  Continuing pressure on state budgets and other factors could result in future reductions to Medicaid payments, payment delays or additional provider taxes being assessed on hospitals participating in these programs.

The California Department of Health Care Services implemented the Hospital Quality Assurance Fee (“HQAF”) program, imposing a fee on certain general and acute care California hospitals.  Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medicaid (“Medi-Cal”) and uninsured patients.  Under the most recent phase of the program, covering the period January 2014 through December 2016, we recognized $34.4 million, $31.5 million and $25.2 million of operating revenues, net of provider taxes, for the years ended December 31, 2016, 2015 and 2014, respectively.

In November 2016, California voters approved a state constitutional amendment measure that extends indefinitely the statute that imposes fees on California hospitals seeking federal matching funds.  However, the current program expired on December 31, 2016 and CMS has not approved a new program. Consistent with the first four phases of the HQAF Program, we will not recognize any revenues under the new program until CMS completes the approval process.  HQAF funding levels are based in part on Medi-Cal utilization.  As a result, changes in coverage of individuals under the Medi-Cal program could affect the revenues and cash flows of our California hospitals under future phases of the HQAF Program.  We are currently estimating the 2017 to 2019 HQAF Program will be approved in the fourth quarter of 2017 and that our revenues will be approximately $21 million for the year ended December 31, 2017, all of which will be recorded in the fourth quarter.  We cannot provide any assurances of the amount of revenues our hospitals may receive from or the timing of CMS’ approval of the 2017 to 2019 HQAF Program, the timing of the related cash flows, or that the program will be approved at all.

Electronic Health Records Incentive Payments

Pursuant to the Health Information Technology for Economic and Clinical Health Act (“HITECH”), we are eligible to receive incentive payments under the Medicare and Medicaid programs related to our hospitals and physician clinics that demonstrate meaningful use of certified EHR technology. If we fail to demonstrate meaningful use of certified EHR technology, we are subject to payment reductions. For acute care hospitals that failed to demonstrate meaningful use in 2015, the IPPS market basket increase will be reduced by 75% in 2017. Each of our hospitals and physician clinics has completed the initial adoption phase of EHR implementation and is currently in the process of implementing the remaining two phases.  EHR incentive payments are subject to audit and potential recoupment if it is determined that the applicable meaningful use standards were not met and are also subject to retrospective adjustment because the cost report data upon which the incentive payments are based are further subject to audit.

Although we believe that our hospitals are currently in compliance with the meaningful use standards, there can be no assurance that all of our hospitals will remain in compliance and therefore not be subject to the HITECH penalty provisions.  We incur both capital expenditures and operating expenses in connection with the implementation of EHR technology initiatives. The amount and timing of these expenditures does not directly correlate with the timing of the receipt of EHR payments or the recognition of EHR incentives as earned.  We record EHR incentives in our statements of income as a reduction to our operating costs and expenses.  As we move toward the full implementation of certified EHR technology in accordance with all three phases of the program, our EHR incentives will decline and ultimately end.  For the years ended December 31, 2016, 2015 and 2014, our EHR incentives earned were $11.5 million, $25.8 million and $44.7 million, respectively.  We anticipate that we will earn approximately $5 million of EHR incentives in 2017.

TRICARE

TRICARE is the U.S. Department of Defense’s healthcare program for members of the armed forces. Under the TRICARE program, hospitals and other healthcare providers are reimbursed for healthcare services provided to qualifying patients using an inpatient DRG-based payment system and an outpatient prospective payment system similar to those used to make reimbursement payments under the Medicare program.

Reimbursement under Non-Governmental Plans and Programs

Managed Care and Commercial Plans

In addition to governmental healthcare reimbursement programs, we are paid for a portion of the healthcare services we provide to patients by private third-party payors, including commercial health insurance companies, HMOs, PPOs, other managed care companies, workers’ compensation carriers and employers. Patients are generally not responsible for any difference between the standard charges for our services and the contracted payment amounts that we receive from non-government third-party payors, but are responsible for the portions of the payment for services that are not covered by programs or plans under contract. These amounts generally consist of the deductibles and co-payment obligations of their coverage. The deductible and co-payment obligations due from patients, which we include in the self-pay payor category, have increased in recent years in response to the rising costs of healthcare services.

Commercial health insurance companies, HMOs, PPOs and other managed care companies generally attempt to manage their costs by seeking discounted fee structures or fixed fee charge arrangements with providers to reduce their payouts below the provider’s standard charges or the charges initially billed to them.  They also utilize other strategies, such as narrowing the provider options in their networks, to restrict the pool of providers that insured patients may utilize under their coverage. To remain competitive, we actively engage in the negotiation of discounts or fixed fee charge arrangements with commercial health insurance and other private managed care companies. The negotiated discounts and fixed fee charge arrangements are typically less than the reductions in reimbursement rates imposed on us by governmental payors.  If an increasing number of private third-party payors succeed in negotiating discounted or fixed fee structures with us or if we are unable to negotiate acceptable contractual terms with these payors and therefore do not participate in some or all of the commercial health insurance and managed care networks in our markets, our results of operations or cash flows may be adversely impacted. There can be no assurance that we will retain our existing reimbursement payment arrangements with private third-party payors with whom we currently do business or that these third-party payors will not attempt to further reduce the reimbursement payments they ultimately pay to us for our services in the future.

Commercial health insurance companies that participate on the Exchanges, which were established pursuant to the Affordable Care Act, are required to offer a set of minimum coverage benefits and a minimum number of levels of plans that vary depending on the percentage of total premium costs to be paid by the insured individual. Our hospitals participate in the provider networks of various insurers offering plan options on the Exchanges. However, the number of insurers participating in the Exchanges decreased significantly for the 2017 plan year. In many cases, these private third-party payors are opting out of the Exchanges due to the rising costs of participation.

Accountable Care Organizations

With the aim of reducing healthcare costs by improving quality and operational efficiency, ACOs are gaining traction in both the public and private sectors of the U.S. healthcare industry. An ACO is a network of providers, including hospitals, physicians and other designated healthcare-related professionals, which work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficiency in the delivery of healthcare services. ACOs are intended to produce savings as a result of improved quality and operational efficiency initiatives. Pursuant to the Affordable Care Act, HHS established a Medicare Shared Savings Program that seeks to promote accountability through the creation of ACOs. Medicare-approved ACOs that achieve quality performance standards established by HHS are eligible to share in a portion of the amounts saved by the Medicare program. HHS has significant discretion in determining key elements of ACO programs. Certain waivers are available from fraud and abuse laws for ACOs.  We do not currently participate in any public or private-sector ACOs.

Affordable Care Act

Over the last decade, the U.S. Congress and certain state legislatures have passed a large number of laws and regulations intended to result in major changes to the U.S. healthcare system. The most prominent of these reform efforts, the Affordable Care Act was designed to, among other things, increase access to affordable health insurance coverage for U.S. citizens, reduce government program spending, improve patient quality of care and impose more stringent enforcement against providers for false claims and other misconduct.

It is difficult to predict the full impact of the Affordable Care Act due to a number of factors, including clarifications and modifications resulting from executive orders, the rule-making process, the outcome of court challenges, the development of agency guidance, unknowns related to state Medicaid program expansion and the level of participation in the health insurance exchange system, and budgetary issues at federal and state levels. Further, the future of the Affordable Care Act is uncertain following the 2016 federal elections. The newly elected president and certain members of Congress have stated their intent to repeal or significantly modify the Affordable Care Act but have not yet agreed upon replacement reforms. The impact of repeal or changes to the Affordable Care Act and any newly enacted reforms on the healthcare industry is difficult to assess.

As part of these initiatives, the Affordable Care Act, as currently structured, mandates that substantially all U.S. citizens maintain health insurance coverage, while expanding access to health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Changes to the Medicaid program expanded the categories of individuals that qualify for coverage. Provisions focused on the private sector prohibit health insurance companies from imposing annual coverage limits and excluding individuals based on pre-existing conditions. In addition, the Affordable Care Act and require that large employers offer health insurance coverage to full-time employees to avoid tax penalties. Some provisions of the Affordable Care Act have increased our operating costs and made changes to these programs that could adversely impact the reimbursement we receive under the Medicare and Medicaid programs. These changes include reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update, and reductions to disproportionate share hospital payments.

Other Government Laws and Regulations

Licensure, Certifications and Accreditations

Hospitals and other healthcare providers are subject to laws and regulations regarding licensing, certification or accreditation, and may be subject to periodic inspection by federal, state and local governmental agencies evaluating compliance and performance with such requirements.  In addition, healthcare providers participating in the Medicare and Medicaid programs are subject to extensive regulatory requirements in order to continue to qualify for participation in these programs.

Regulations imposed on healthcare facilities for licensure, certification and accreditation address compliance areas such as the following:

•	the adequacy of medical care, equipment and staff;
•	operating policies and procedures;
•	billing and coding for services, including classifying the acuity level of care provided;
•	proper handling of reimbursement overpayments;
•	preparing and filing of Medicare and Medicaid annual cost reports;
•	relationships between referral sources and recipients;
•	maintaining adequate compliance records;
•	utilization reviews of services provided at our facilities;
•	standard charges for patient services;
•	compliance with building codes;
•	environmental protection; and
•	patient privacy and security.

Failure to comply with applicable licensure, certification, and accreditation standards may result in criminal penalties, civil sanctions, loss of operating licenses, or restrictions on our ability to participate in certain government programs.  All of our hospitals and other healthcare facilities are currently licensed under appropriate state laws and are qualified to participate in both federal and state Medicare and Medicaid programs.

Fraud and Abuse Provisions

Federal and state governments have enacted various laws intended to prevent and reduce healthcare fraud and abuse, which continue to be a top enforcement priority. Violations of these laws may result in criminal or civil penalties, including exclusion from the Medicare and Medicaid programs. Civil monetary penalties increased significantly in 2016, as required by the Bipartisan Budget Act of 2015, were further adjusted in 2017, and will be updated annually based on changes to the consumer price index.

Federal False Claims Act

The federal False Claims Act (“FCA”) prohibits knowingly making false claims or statements to the U.S. government, including submitting false claims for reimbursement under government programs. The FCA broadly defines the term “knowingly”. Although simple negligence does not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity may constitute “knowingly” submitting a false claim and result in liability. The FCA can be used to prosecute fraud involving issues such as coding errors, billing for services not provided, and submitting false cost reports. Its reach extends to payments involving federal funds in connection with the Exchanges created under the Affordable Care Act. Violations of other statutes, such as the Stark Law, can serve as a basis for liability under the FCA.

Among the potential bases for liability under the FCA are knowingly and improperly avoiding repayment of an overpayment received from the government and knowingly failing to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding annual cost report is due, whichever is later.  Overpayments are deemed to have been “identified” when a provider has, or should have, through reasonable diligence determined that a reimbursement overpayment was received and quantified such overpayment.

A provider that is determined to be liable under the FCA is required to pay three times the actual damages sustained by the federal government, plus a mandatory civil penalty ranging from $10,957 to $21,916 for each separate false claim, after accounting for 2017 updates.  These penalties will be updated annually based on changes to the consumer price index.  Settlements entered into prior to litigation usually involve a less severe calculation of damages. The FCA also contains “qui tam” or whistleblower provisions, which allow private individuals to file a complaint or otherwise report actions alleging the defrauding of the federal government by a provider.  If the federal government intervenes, the individual that filed the initial complaint may share in any settlement or judgment. If the federal government does not intervene in the action, the whistleblower plaintiff may pursue its allegation independently and may receive a larger share of any settlement or judgment.  When a private individual brings a qui tam action under the FCA, the defendant generally is not be made aware of the lawsuit until the federal government commences its own investigation or determines whether it will intervene.

Any provider that receives at least $5 million annually in Medicaid reimbursement payments is required to distribute and make available to all employees, contractors and any other agents detailed information about its policies related to false claims, false statements and whistleblower protection under certain federal laws, including the FCA, and similar state laws.

Federal Anti-Kickback Statute

The Federal Anti-Kickback Statute (“Anti-Kickback Statute”), a subsection of the Social Security Act, makes it a felony to knowingly and willfully offer, pay, solicit, or receive remuneration, directly or indirectly, in  order to induce patient referrals or business that is reimbursable under any federal  healthcare  program.  Violations under the Anti-Kickback Statute may result in exclusion from federal healthcare programs and the imposing of criminal and civil fines, including the payment of damages up to three times the total dollar amount involved. The civil monetary penalties have been and will continue to be updated annually based on changes to the consumer price index. Further, submission of a claim for services or items generated in violation of the Anti-Kickback Statute constitutes a false claim under the FCA.

The HHS Office of Inspector General (“OIG”) is responsible for identifying and investigating fraud and abuse activities in federal healthcare programs.  As part of its duties, the OIG provides guidance to healthcare providers by identifying types of activities that could violate the Anti-Kickback Statute. The OIG has published regulations that set forth “safe harbors” protecting certain payment and business practices, outlining activities and business relationships that are deemed not to violate the Anti-Kickback Statute.  The failure of a particular activity to comply with the safe harbor regulations does not necessarily mean that the activity violates the Anti-Kickback Statute; however, such failure may lead to increased scrutiny by the OIG or other governmental enforcement agencies.

The OIG has identified the following incentive arrangements as potential violations of the Anti-Kickback Statute:

•	payment of any incentive by a hospital to a physician when the physician makes a patient referral to the hospital or to a healthcare facility that benefits the hospital;

•	provision of free or significantly discounted office space or equipment to physicians to entice them to locate in close proximity to the hospital;

•	provision of free or significantly discounted billing, nursing or other medical and administrative staffing services;

•	provision of free training for a physician or a physician’s medical and office staff, including management and laboratory training, but excluding compliance training;

•	provision of guarantees that provide that if a physician’s income falls below a predetermined level, the hospital will pay the remainder to them;

•	provision of low-interest or interest-free loans, or loans that may be forgiven if a physician refers patients to the hospital;

•	payment of the costs of a physician’s travel and expenses for conferences;

•

payment for services to a physician, in which such services require few, if any, substantive duties to be performed by the physician or that are in excess of the fair market value of the services rendered;

•	coverage of a physician on the hospital’s group health insurance plan at an inappropriately low cost to the physician;

•	purchases from a physician made by a hospital for goods and services at prices in excess of their fair market value;

•	rental of space in physician offices at prices below fair market value; or

•

engaging in relationships with physician-owned entities, often referred to as physician-owned distributorships (“PODs”), which derive revenues from the sale or arrangement for sale of implantable medical devices whereby the physician orders such medical devices and then uses them for their own patients in surgeries or procedures performed at the hospital or other outpatient service facility.

We have a variety of financial arrangements with physicians who refer patients to our hospitals. Physicians own interests in some of our facilities. Physicians may also own our stock. We have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, management agreements and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives include relocation packages, reimbursement for certain direct expenses, income guarantees and, in some cases, loans.  Although we strive to comply with the Anti-Kickback Statute, taking into account available guidance from the OIG including the “safe harbor” regulations, we cannot make assurances that the OIG or other regulatory agencies may not determine that our actions are in violation.  If that happens, we could be subject to criminal and civil penalties or may become excluded eligibility to participate in the Medicare, Medicaid, or other government healthcare programs.

The Stark Law

The Social Security Act also includes a provision commonly known as the “Stark Law”. This law prohibits physicians from referring Medicare and Medicaid patients to healthcare entity in which they or any of their immediate family members have ownership interests or other financial arrangements if the entity provides certain “designated health services”. These types of referrals are commonly known as “self-referrals”. The Stark Law also prohibits entities that provide designated health services reimbursable by Medicare or Medicaid from billing these programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral. “Designated health services” include inpatient and outpatient hospital services.

Sanctions for violating the Stark Law include denial of reimbursement payments under federal healthcare programs, civil monetary penalties of up to $24,253 per claim submitted, after taking into account 2017 updates, and exclusion from participation in federal healthcare programs. In addition, the Stark Law provides for a penalty of up to $161,692 for engaging in activities intended to circumvent the Stark Law prohibitions. These penalties will be updated annually based on changes to the consumer price index.

There are ownership and compensation arrangement exceptions to the self-referral prohibitions under the Stark Law. For example, one exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if such entity is located in a rural area, as defined under the Stark Law. There are also exceptions for many of the customary financial arrangements between physicians and healthcare entities, including employment contracts, leases and recruitment agreements. From time to time, the federal government has issued regulations that interpret the provisions included in the Stark Law.

Another Stark Law exception, known as the “whole hospital” exception, allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital. A hospital is considered to be physician-owned if any physician, or an immediate family member of a physician, holds stock, debt or other types of investment arrangements in the hospital or in any owner of the hospital, excluding physician ownership through publicly traded securities that meet certain conditions. CMS regulations impose various restrictions and disclosure requirements on physician-owned hospitals. Physician-owned hospitals must disclose their physician ownership in writing to patients and must make a list of their physician owners available upon request to the public. Each physician owner who is a member of a physician-owned hospital’s medical staff must agree, as a condition of their inclusion on the medical staff and their admitting privileges at the hospital, to disclose in writing to all patients whom they refer to the hospital their ownership interest, or an immediate family members’ ownership interest, in the hospital. Failure to comply with the physician-ownership regulations may result in the hospital’s loss of eligibility to participate in the Medicare program.

The Affordable Care Act narrowed the “whole hospital” exception to the Stark Law.  Although existing physician investments in a whole hospital may continue under a “grandfather” clause if the arrangement satisfies certain requirements and restrictions, physicians are prohibited, from the time the Affordable Care Act became effective, from increasing the aggregate percentage of their ownership in the hospital. In addition, the Affordable Care Act restricts the ability of existing physician-owned hospitals to expand the capacity of their aggregate licensed beds, operating rooms and procedure rooms.

Other Fraud and Abuse Laws

Under various federal laws and regulations, any individual or entity that knowingly and willfully defrauds or attempts to defraud a healthcare benefit program, including both governmental and private healthcare programs and plans, may be subject to fines, imprisonment or both. The Civil Monetary Penalties Law (“CMP Law”) imposes substantial civil penalties on providers that, for example, knowingly present or cause to be presented a claim for services not provided as claimed, offer remuneration to influence a Medicare or Medicaid beneficiary’s selection of a healthcare provider, or bill Medicare amounts that are substantially in excess of a provider’s usual charges. Notably, the CMP Law requires a lower burden of proof than some other fraud and abuse laws. Criminal and civil penalties may be imposed for a number of other prohibited activities, including engaging in certain gainsharing arrangements or contracting with an individual or entity known to be excluded from a federal healthcare program.

Federal enforcement officials have the ability to exclude from federal healthcare programs any investors, officers, and managing employees associated with business entities that have committed healthcare fraud, even if those individuals had no knowledge of the fraud.

State Laws

A number of states, including states in which we operate hospitals, have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private individual or entity may file a civil lawsuit in a state court. Federal laws provide an incentive to states to enact false claims laws at the state level that are comparable to the FCA.

In addition, many states in which we operate have adopted laws similar to the Anti-Kickback Statute that prohibit payments to physicians in exchange for referrals. Many states have also passed self-referral legislation similar to the Stark Law, prohibiting the referral of patients to entities with which the physician has a financial relationship. Often these state laws are broad in scope and may apply regardless of the source of payor for the healthcare services provided. These statutes at the state level typically include criminal and civil penalties, as well as loss of licensure, for violations.  There is little precedent for the interpretation or enforcement of these state laws.

Program Integrity

CMS contracts with third parties to promote the integrity of the Medicare program through review of quality concerns and detection efforts to identify improper reimbursement payments. Most non-governmental managed care programs require similar utilization reviews.  Quality Improvement Organizations (“QIOs”), for example, are groups of physicians and other healthcare quality experts that work on behalf of CMS to ensure that Medicare pays only for the delivery of healthcare goods and services to Medicare beneficiaries that are considered reasonable and necessary courses of treatment and that are provided in the most appropriate setting. Among other responsibilities, QIOs are tasked with conducting short stay inpatient hospital reviews to evaluate compliance with the two midnight rule. Providers that exhibit persistent noncompliance with Medicare payment policies may be referred by a QIO to a Recovery Audit Contractor.

Under the Recovery Audit Contractor (“RAC”) program, CMS contracts with third parties nationwide to conduct post-payment reviews to detect and correct improper payments in the Medicare program, as required by statute. RACs review claims submitted to Medicare for billing compliance, including correct coding and medical necessity. Compensation for RACs is on a contingency basis, based upon the amount of overpayments and underpayments identified, if any. CMS recently reduced the number of claims that RACs may audit by limiting the number of records that RACs may request from hospitals based on each provider’s claim denial rate for the previous year.

The RAC program’s scope also includes Medicaid claims. States may coordinate with Medicaid RACs regarding recoupment of overpayments and refer suspected fraud and abuse to appropriate law enforcement agencies. Under the Medicaid Integrity Program, CMS employs private contractors, referred to as Medicaid Integrity Contractors (“MICs”) to perform reviews and post-payment audits of Medicaid claims to identify potential overpayments. MICs are assigned to five geographic jurisdictions within the United States. Besides MICs, other approved contractors and state Medicaid agencies have increased their review activities of Medicaid payments.

We maintain policies and procedures to respond to RAC requests and payment denials. Payment recoveries resulting from RAC reviews and denials are appealable, and we pursue reversal of adverse determinations at appropriate appeal levels. Depending upon the growth of RAC programs and our success in appealing claims, our results of operations and cash flows could be negatively impacted. Currently, there are significant delays in the assignment of new Medicare appeals to Administrative Law Judges. According to the Office of Medicare Hearings and Appeals, the average processing time in fiscal year 2016 was nearly two and a half years. In June 2016, HHS proposed changes to the Medicare appeals process intended to streamline the process and improve efficiency, but also stressed the need for additional funding.

Annual Cost Reports

Hospitals participating in the Medicare, Medicaid and TRICARE programs are required to meet specified financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients.

Annual cost reports required under the Medicare and some Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. Finalization of these audits often takes several years. Providers can appeal any final determination made in connection with an audit. MS-DRG outlier payments have been and continue to be a subject of CMS audit and adjustment. The OIG is also actively engaged in audits and investigations into alleged abuses of the MS-DRG outlier payment system.  For the years ended December 31, 2016, 2015 and 2014, we recorded net favorable (unfavorable) contractual allowance adjustments in net operating revenues of $(5.8) million, $(15.1) million and $9.2 million, respectively, related to previous program reimbursement estimates and final cost report settlements.  The 2015 and 2014 amounts were impacted by an $11.1 million Illinois cost report settlement which was recorded as a favorable adjustment in 2014 and an unfavorable adjustment in 2015 upon its reversal in the second quarter due to contract negotiations that were finalized in that quarter.

HIPAA Administrative Simplification and Privacy and Security Requirements

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) Administrative Simplification provisions and their implementing regulations require the use of uniform electronic data transmission standards and code sets for certain healthcare claims and reimbursement payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the U.S. healthcare industry.   HHS is in the process of adopting standards for additional electronic transactions and establishing operating rules to promote uniformity in the implementation of each standardized electronic transaction. Health plans and healthcare providers covered by HIPAA, including our hospitals, were required to implement updated standard code sets, known as the “ICD-10” coding system, by October 1, 2015.

HIPAA, as amended by the HITECH Act, and implementing regulations extensively regulate the use, disclosure, confidentiality, availability and integrity of individually identifiable health information, known as “protected health information,” and provide for a number of individual rights with respect to such information. These requirements apply to health plans and most health care providers, which are known as “covered entities”. Vendors, known as “business associates,” that handle protected health information, on behalf of covered entities must also comply with most HIPAA requirements. A covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. In order to comply with HIPAA, covered entities must, among other things, maintain privacy and security policies, train workforce members, maintain physical, administrative, and technical safeguards, enter into confidentiality agreements with business associates, and permit individuals to access and amend their protected health information.  In addition, covered entities must report breaches of unsecured (unencrypted) protected health information to affected individuals without unreasonable delay, but not to exceed 60 calendar days from the discovery date of the breach. Notification must also be made to HHS and, in certain cases involving large breaches, to the media. HHS is required to report on its website a list of all covered entities that report a breach involving more than 500 individuals. All non-permitted uses or disclosures are presumed to be breaches unless the covered entity or business associate can demonstrate that there is a low probability that the information has been compromised.

HIPAA violations may result in criminal penalties and a range of civil penalties of up to $55,910 per violation with a maximum civil penalty of $1,677,299 for violations of the same requirement in the same calendar year, after taking into account 2017 updates. These civil penalties are subject to annual updates to reflect changes to the consumer price index. State attorneys general are authorized to bring civil actions seeking either injunction or damages up to $25,000 for violations of the same requirement in a calendar year in response to HIPAA violations that affect their state residents. HHS has the discretion in many cases to resolve HIPAA violations through informal means without the imposition of penalties. However, HHS is required to impose penalties for violations resulting from willful neglect and can and has imposed significant penalties. HHS also conducts compliance audits, which could lead to further compliance reviews or to enforcement actions.

Our healthcare facilities continue to remain subject to other applicable federal or state laws that are more restrictive than the HIPAA privacy and security regulations, which could result in additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions against entities whose inadequate data security programs may expose consumers to fraud, identity theft and privacy intrusions, including the security programs of entities subject to HIPAA regulation. Various state laws and regulations require entities that maintain individually identifiable information (even if not health-related) to report data breaches to affected individuals and, in some cases, state regulators. In connection with our corporate compliance program, we have implemented a comprehensive set of privacy and security policies and procedures. We expect compliance with HIPAA and other privacy and security standards to continue to impose significant costs on our hospitals and operations.

State Certificate of Need Laws

In some states where we operate hospitals and outpatient service facilities, the construction or expansion of healthcare facilities, the acquisition of healthcare facilities, the transfer or change of ownership related to healthcare facilities and the addition of new licensed beds or healthcare service lines at healthcare facilities may be subject to review, prior approval or notification with a state regulatory agency under a certificate of need (“CON”) program.  Such laws are generally in place for the reviewing state regulatory agency to determine the public need for additional or expanded healthcare facilities and services in a specific market.  As of December 31, 2016, we operated 26 hospitals in 10 states that have adopted CON programs.  See “Item 2.  Properties” for a table that denotes the states where we operate hospitals in which CON programs are present.  The failure to provide required notification and obtain necessary approval in states having a CON program can result in the inability to expand, acquire or change ownership related to healthcare facilities in a particular market.  Violations of these state laws may result in the imposition of civil sanctions or the revocation of a hospital’s licenses.

Not-for-Profit Hospital Conversion Legislation

Many states, including some where we have hospitals and others where we may in the future acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds from the sale by the not-for-profit seller. These reviews and, in some instances, approval processes can add additional time to the closing of a hospital acquisition. There can be no assurance that future actions at a state level will not seriously delay or even prevent our ability to acquire not-for-profit hospitals. If these activities are widespread, they could limit our ability to acquire hospitals in general.

Corporate Practice of Medicine and Fee-Splitting

Some states have adopted laws that prohibit unlicensed individuals or business entities from employing physicians. Some states also have adopted laws that prohibit unlicensed individuals or business entities from making direct or indirect payments to physicians or that prohibit these parties from engaging in fee-splitting arrangements.  Physicians that violate these laws are subject to sanctions, including loss of licensure, civil and criminal penalties and rescission of business arrangements. Laws, such as these, vary from state to state, are often vague and have seldom been interpreted by the courts or state regulatory agencies. We structure our arrangements with employed physicians to comply with the state laws where we operate. We can give no assurance that governmental agencies responsible for enforcing these laws will not assert that we are in violation of these laws. These laws could also be interpreted by the courts in a manner inconsistent with our interpretations.  See “—Employees and Medical Staff — Physicians” below for additional information on our employed physicians.

Emergency Medical Treatment and Active Labor Act

All of our hospitals are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every individual that enters the hospital’s emergency department seeking treatment and, if the patient is suffering from an emergency medical condition, including active labor, requires the hospital to either stabilize the patient’s condition or make an appropriate transfer of the patient to another healthcare facility that can handle the condition. The obligation of the hospital to examine and stabilize emergency medical conditions or otherwise make an appropriate transfer of the patient to another suitable healthcare facility exists regardless of a patient’s ability to pay for treatment.  Outpatient service facilities that lack emergency departments or otherwise do not treat emergency medical conditions are not generally subject to EMTALA; however, they are required to have policies and procedures that address the handling of situations in which an individual presents at their facility seeking emergency medical treatment, such as transferring the patient to the closest hospital with an emergency department. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay, including exclusion from participation in the Medicare program and civil monetary penalties. These penalties increased significantly in 2016, were further adjusted in 2017, and will be updated annually based on changes to the consumer price index. In addition to these penalties, a harmed patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another participating hospital’s violation of the law can bring a civil lawsuit against that other hospital.

Medical Malpractice Tort Law Reform

Laws related to medical malpractice liability have historically been maintained at the state level. All states have laws governing medical malpractice liability lawsuits. Almost all states have eliminated joint and several liability in medical malpractice lawsuits and many states have established caps on the damage awards or attorney fees permissible in such lawsuits.  Recently, many states have introduced legislation to address medical malpractice tort reform. Proposed solutions include enacting limits on non-economic damages, malpractice insurance reform and gathering lawsuit claims data from malpractice insurance companies and the courts for the purpose of assessing the connection between malpractice settlements and premium rates. Medical malpractice reform legislation has also been proposed, but not adopted, at the federal level that could preempt additional state legislation in this area.

Environmental Regulation

Our hospitals and outpatient service facilities are subject to various federal, state and local laws and regulations governing the use, discharge and disposal of hazardous materials, including medical and pharmaceutical waste products.  Our compliance costs related to environmental laws are not significant and we do not anticipate that these costs will become material to us in the future.

Supply Contracts

We purchase medical supplies, equipment, pharmaceuticals and certain other items under an agreement with a group purchasing organization (“GPO”) that covers all of our hospitals and their affiliated outpatient service facilities.  By participating in a group purchasing organization, we believe that we can procure items at more competitively priced rates than we would pay for similar items without such agreement.  In addition, we provide a service opportunity to our QHR hospital clients to contract with us for purchases that we make on their behalf under the terms of our agreement with this group purchasing organization.

Agreements with CHS Related to the Spin-off

In connection with the Spin-off and effective as of the Spin-off date, we entered into certain agreements with CHS that at the time of Spin-off governed the allocation to us of various assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) that were previously part of CHS.  In addition, these agreements govern certain relationships and activities between us and CHS for a definitive period of time after the Spin-off date, as specified by each individual agreement.

A summary of these agreements follows:

•

Separation and Distribution Agreement.  This agreement governed the principal actions of both QHC and CHS that needed to be taken to effect the Spin-off. It sets forth other agreements that govern certain aspects of our relationship with CHS following the Spin-off.

•

Tax Matters Agreement.  This agreement governs respective rights, responsibilities and obligations of QHC and CHS after the Spin-off with respect to deferred tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state and local income taxes, other tax matters and related tax returns.

•

Employee Matters Agreement.  This agreement governs certain compensation and employee benefit obligations with respect to the employees and non-employee directors of QHC and CHS. It also allocated liabilities and responsibilities relating to employment matters, employee compensation, employee benefit plans and other related matters as of the Spin-off date.

In addition to the agreements referenced above, we entered into certain transition services agreements and other ancillary agreements with CHS defining agreed upon services, as specified by each agreement, to be provided by CHS to us commencing on the Spin-off date.  The agreements generally have terms of five years.

A summary of the major transition services agreements follows:

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

•

Receivables Collection Agreement (“PASI”).  This agreement defines services to be provided by CHS’ wholly-owned subsidiary, PASI, which currently serves as a third-party collection agency to us related to accounts receivable collections of both active and bad debt accounts of QHC hospitals, including both receivables that existed as of the Spin-off date and those that have occurred during the operating period since the Spin-off date.  Services include, but are not limited to, self-pay collections, insurance follow-up, collection letters and calls, payment arrangements, payment posting, dispute resolution and credit balance research.  Fees are based on the type of service and are calculated based on a percentage of recoveries.

•

Billing and Collection Agreement (“PPSI”). This agreement defines services to be provided by CHS related to collections of certain accounts receivable generated from our outpatient healthcare services. Services include, but are not limited to, self-pay collections, insurance follow-up, collection letters and calls, payment arrangements, payment posting, dispute resolution and credit balance research. Fees are based on the type of service and are calculated based on a percentage of recoveries.

•

Employee Service Center Agreement.  This agreement defines services to be provided by CHS related to payroll processing and human resources information systems (“HRIS”) support.  Fees are based on a fixed charge per employee headcount per month.

•

Eligibility Screening Services Agreement.  This agreement defines services to be provided by CHS for financial and program criteria screening related to Medicaid or other program eligibility for pure self-pay patients.  Fees are based on a fixed charge for each hospital receiving services.

For the year ended December 31, 2016, the total expenses we incurred related to the transition services agreements since the Spin-off date was $44.7 million and the allocations from CHS to us for these same services prior to the Spin-off date were $21.7 million, or on a combined basis the total expenses in 2016 were $66.4 million.  For the years ended December 31, 2015 and 2014, the allocated costs from CHS for these services were $60.2 million and $40.5 million, respectively.

Compliance Program

We recognize that our compliance with laws and regulations impacting our business depends on individual employee actions as well as company-wide operations.  We adopted a compliance program following the Spin-off for our entire business (the “Compliance Program”).  Our Compliance Program focuses on aligning compliance responsibilities with operational functions and is intended to reinforce our company-wide commitment to operate strictly in accordance with the laws and regulations that govern our business.  Our hospital and corporate office management teams manage and oversee compliance among the employees within our hospitals and outpatient services facilities, QHR and all other departments within our company.

Our Compliance Program contains the following requirements, among others:

•	oversight of management at all levels;

•	a written code of conduct (the “Code of Conduct”);

•	policies and procedures that address specific risk areas;

•	employee education and training programs;

•	an internal system available to employees and affiliates to report concerns;

•	auditing and monitoring programs; and

•	policies related to the enforcement of the Compliance Program.

In addition to the above, our Compliance Program includes policies and procedures related to the interpretation and implementation of the HIPAA standards for privacy and security.  It also includes procedures specific to claims preparation and submission, including procedures for coding, billing and annual cost reports.  It addresses policies related to financial arrangements with physicians and other referral sources, compliance with the FCA, the Anti-Kickback Statute and the Stark Law.  The program includes policies specific to our compliance with EMTALA related to the treatment of hospital emergency room patients regardless of their ability to pay.  We plan to continuously review our Compliance Program and to make necessary updates or changes to be compliant with new laws and regulations or industry standards impacting our business.

Our written Code of Conduct applies to all persons and businesses associated with our company, including directors, officers, employees and consultants.  We have a confidential disclosure program to enhance the statement of ethical responsibility expected of our employees and all business associates with whom we work, including our accounting, financial reporting and asset management departments. Our Code of Conduct is posted on our website at www.quorumhealth.com.

Corporate Integrity Agreement

On August 4, 2014, CHS became subject to the terms of a five-year Corporate Integrity Agreement (“CIA”) with the OIG arising from a civil settlement with the U.S. Department of Justice, other federal agencies and identified relators that concluded previously announced investigations and litigation related to short stay admissions through emergency departments at certain of their affiliated hospitals.  The OIG has required us to be bound by the terms of the CHS CIA commencing on the Spin-off date and applying to us for the remainder of the five-year compliance term required of CHS, which terminates on August 4, 2019.

The compliance measures and the reporting and auditing requirements contained in the CIA include:

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

A material, uncorrected violation of the CIA could lead to our suspension or disbarment from participation in Medicare, Medicaid and other federal and state healthcare programs. In addition, we are subject to possible civil penalties if we fail to substantially comply with the terms of the CIA, including stipulated penalties ranging from $1,000 to $2,500 per day.  We are also subject to a stipulated penalty of $50,000 for each false certification by us or any individual or entity on behalf of us in connection with reports required under the CIA.  The CIA increases the amount of information we are required to provide to the federal government regarding our healthcare practices and our compliance with federal regulations.  We believe that we are currently operating our business in compliance with the CIA and are unaware of any historical actions on our part that could represent a violation under the terms of the CIA.

Insurance Reserves

Professional and General Liability and Workers’ Compensation

As part of the business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. To mitigate a portion of this risk, we maintain insurance exceeding self-insured retention levels for these types of claims.  Our self-insurance reserves reflect the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations as of period end. The loss estimates included in the actuarial calculations may change in the future based upon updated facts and circumstances.  Our insurance expense includes actuarially determined estimates of losses for the current year, including claims incurred but not reported, the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections, the insurance premiums for losses in excess of our self-insured retention levels, the administrative costs of the insurance programs, and interest expense related to the discounted portion of the liability. Our reserves for professional and general liability claims and workers’ compensation claims are based upon actuarial calculations updated semi-annually.  These calculations are discounted to present value and consider historical claims data, demographic considerations, severity factors and other actuarial assumptions.  Our reserves are discounted based on our risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

Prior to the Spin-off, CHS provided professional and general liability insurance and workers’ compensation insurance to QHC and indemnified us from losses under these insurance arrangements related to our hospital operations business. The liabilities for claims related to our hospital operations business were determined based on an actuarial study of our operations and historical claims experience at our hospitals. Corresponding receivables from CHS were established to reflect the indemnification by CHS for each of these liabilities for claims that related to events and circumstances that occurred prior to the Spin-off date.  For the years ended December 31, 2016 and 2015, we had total liabilities of $116.0 million and $127.4 million related to insurance for professional and general liabilities and workers’ compensation liability, respectively, of which $98.1 million and $122.4 million, respectively, were the indemnified portions for which we have offsetting receivables from CHS.

Under our current insurance arrangements, our self-insured retention level for professional and general liability claims is $5 million per claim.  Additionally, we maintain a $0.5 million per claim, high deductible program for workers’ compensation.  We maintain a separate insurance arrangement for professional and general liability related to QHR, due to the differing nature of this business.  The self-insured retention level for QHR is $6 million for professional and general liability insurance.

Employee Health Benefits

We are self-insured for substantially all of the medical benefits of our employees.  We maintain a liability for our current estimate of incurred but not reported employee health claims based on historical claims data provided by third-party administrators.  The undiscounted reserve for self-insured employee health benefits was $11.0 million as of December 31, 2016.  Expense each period is based on the actual claims received during the period plus any adjustment to the liability.

There can be no assurance that our future cash flows will be adequate to cover the self-insured portion of professional and general liability, workers’ compensation and medical claims in the future.  If we are required to make payments for claims that exceed the estimated losses we have reserved, our results of operations, financial condition and cash flows could be adversely impacted in the future.

Employees and Medical Staff

Employees

As of December 31, 2016, we had approximately 14,100 employees, including approximately 3,900 part-time employees. We are subject to various federal and state laws that regulate wages, hours, benefits and other terms and conditions relating to employment. We maintain a number of different employee benefit plans.

Physicians

Our hospitals are staffed by licensed physicians, including both employed physicians and physicians who are not employees of our hospitals.  Our ability to generate revenues from our hospital operations business is impacted by the number, quality and specialty area of practice of physicians providing healthcare services at our facilities, and additionally the scheduling and admitting of patients by these physicians.  As of December 31, 2016, we had approximately 344 employed physicians at our hospitals and affiliated outpatient service facilities.  Some physicians provide services in our healthcare facilities pursuant to a contract with us.  These contracts generally describe the types of healthcare services that the physician is contracted to perform, establishes the duties and obligations of the physician, requires certain performance criteria be met by the physician and fixes the compensation arrangements for the services performed by the physician. Any licensed physician may apply to be accepted to the medical staff of any of our hospitals, but the hospital’s medical staff and the board of directors of the hospital, in accordance with established credentialing criteria, must approve the physician’s acceptance to the medical staff. Members of the medical staffs of our hospitals often also serve on the medical staffs of other hospitals that we do not own and may terminate their affiliation with one of our hospitals at any time. It is essential to our hospital operations business that we attract an appropriate number of quality physicians in the specialty care service areas required to support our hospital operations business and that we maintain good relationships with our physicians.  In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain desired specialty care service areas and are affected by the difficulty that physicians can experience in obtaining affordable malpractice insurance.

Unions and Labor Relations

As of December 31, 2016, we had approximately 2,400 employees, including approximately 1,600 part-time employees, at our nine hospitals represented by labor unions.  We consider our employee relations to be good and have not experienced any work stoppages that had a material adverse impact on our business or results of operations.

Availability of Information

We file certain reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site at www.sec.gov that contains our reports, proxy and information statements and other information we file electronically. Our website is www.quorumhealth.com.  We make available free of charge on this website under “Investor Relations — SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and any amendments to such reports filed or furnished as soon as reasonably practicable after we electronically file or furnish such reports to the SEC. Our website and the information contained therein or linked thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A.Risk Factors

Our company faces a variety of risks.  Many of these risks are beyond our control and could cause our actual operating results and financial performance to be materially different from our expectations.  Some of these risks are described below, including risks related to our business, the Spin-off, the U.S. healthcare industry, laws and regulations governing our industry, the securities markets and ownership of our common stock. Others risk factors, such as those related to our markets, operations, liquidity and interest rates, are described elsewhere in this Annual Report on Form 10-K, such as in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”. If any of the events or circumstances described in any of the following risk factors or those contained elsewhere in this Annual Report on Form 10-K occur, our business, results of operations, financial condition or cash flows could be materially and adversely affected, the trading price of our common stock could decline, and our shareholders could lose all or part of their investment.  Furthermore, our actual operating and financial results may differ materially from those predicted in any forward-looking statements we make in any public disclosures, including those summarized in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Risks Related to Our Business and Industry

We have substantial indebtedness, which could adversely affect our ability to refinance our existing indebtedness, raise additional capital, finance operations and capital expenditures, pursue desirable business opportunities or successfully operate our business in the future.

As of December 31, 2016, our total debt, excluding unamortized debt issuance costs and discounts, was $1.3 billion.

Our overall leverage, terms of our financing arrangements and debt service obligations could have important consequences to us, including the following:

•

limit our ability to obtain additional financing for working capital and capital expenditures, to fund growth or to fund general corporate purposes, even when necessary for us to maintain adequate liquidity, particularly if any ratings assigned to our debt securities by rating agencies were revised downward;

•	subject us to higher levels of indebtedness than our competitors, which may cause a competitive disadvantage and may reduce our flexibility in responding to increased competition;

•

require us to dedicate a substantial portion of our operating cash flow to make interest and principal payments on our debt, thereby limiting the availability of our operating cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate expenditures;

•	limit our ability to refinance our indebtedness on terms acceptable to us or at all; and

•

limit our flexibility to plan for and adjust to changing business and market conditions in the industry in which we operate, and increase our vulnerability to adverse economic and industry conditions and governmental regulations.

Our ability to meet expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in patient preferences, the success of responding to changing payment models and regulatory issues and pressure from competitors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity.  We may be limited in our ability to pursue any of these options, if at all, in an instance of need, and any proceeds we receive may not be adequate to meet our debt service obligations as due.

Our senior credit facilities bear interest at variable rates. If market interest rates increase, this variable rate debt will create higher debt service requirements from us, which could adversely affect our available cash flow.

The agreements governing our debt, including our credit facilities and the indenture governing our Senior Notes, contain various covenants that impose restrictions on us that may affect our ability to operate our business.

The agreements and indenture governing our credit facilities and Senior Notes contain covenants that, among other things, limit our ability to:

•	borrow money or guarantee debt;

•	create liens on our assets;

•	pay dividends or make distributions on, or redeem or repurchase our common stock;

•	make specified types of investments and acquisitions;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends;

•	enter into new lines of business;

•	engage in transactions with affiliates; and

•	sell assets or merge with other companies.

In addition, our credit facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests.  Our ability to meet these restrictive covenants and financial ratios and tests may be affected by events beyond our control, and we cannot assure you that we will meet those tests.

These restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions.

A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under the Senior Notes. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

Also, in connection with the issuance of the Senior Notes on April 22, 2016, we entered into a Registration Rights Agreement that requires us to file with the Securities and Exchange Commission a registration statement with respect to an offer to exchange the Senior Notes for a new issue of debt securities registered under the Securities Act of 1933, as amended, and cause the exchange offer to be completed by April 22, 2017, which is 365 days following the closing of the issuance of the Senior Notes.  Although we intend to file a Form S-4 registration statement with respect to the offer to exchange prior to April 22, 2017, we may be unable to consummate the exchange offer of the Senior Notes by April 22, 2017, in which case, we will be required to pay additional interest to the holders of our Senior Notes.

Our financial statements have been prepared under the assumption that we will continue as a going concern.

On December 31, 2016, the Company adopted Financial Accounting Standards Board’s (“FASB’) Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements — Going Concern, which requires management to evaluate if there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern. Management’s assessment of our ability to continue as a going concern is further discussed in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financial Outlook”.  On April 11, 2017, we amended our Senior Credit Facility (the “CS Amendment”) to, among other things, raise the maximum Secured Net Leverage Ratio (as defined in our credit agreement (“CS Agreement”), among us, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent and collateral agent) to 4.75x from 4.25x for the period July 1, 2017 to December 31, 2018 (which was previously 4.25x for the period July 1, 2017 to June 30, 2018), at which point it drops to 4.00x for the remainder of the agreement.  The CS Amendment also provides for additional Consolidated EBITDA add backs under the covenant calculation for certain items.  Management has concluded that the CS Amendment alleviates any substantial doubt about our ability to continue as a going concern for the one year period following the issuance of the financial statements for the year ended December 31, 2016.  However, we cannot predict, with certainty, the outcome of our actions.  Our ability to fund capital requirements, service our existing debt and comply with our debt covenants will depend on our future operating performance and will be impacted by financial, business, economic, regulatory and other factors.  If we do not generate enough cash to pay our debt service obligations or our operating performance does not comply with our amended debt covenants, we may be required to refinance all or part of our existing indebtedness, sell assets, borrow additional money or raise equity.  Breach of covenants included in our debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances, would have an adverse effect upon our business and would likely require us to do any or all of the following: seek to renegotiate these debt arrangements with the lenders, seek waivers from the lenders, or seek to raise additional capital and increase revenues.  If such negotiations and capital raising attempts proved unsuccessful, we may be required to seek protection from creditors through bankruptcy proceedings.

If we are unable to effectively compete for patients, local residents in the markets where we operate hospitals may choose to use other hospitals and healthcare providers for medical treatment.

The U.S. healthcare industry is highly competitive among hospitals and other healthcare providers for patients. The competition among healthcare providers for patients has intensified in recent years. In most of our markets, which we generally define as the county where our hospital resides, we are the sole provider of general and acute hospital healthcare services, which means we typically have less direct competition for our hospital services.  Our hospitals face competition for patients from out-of-market hospitals, including hospitals in urban areas that may have more comprehensive specialty care service lines, more advanced medical equipment and technology, more extensive medical research capabilities and greater access to medical education programs.  Patients who receive medical treatment from an out-of-market hospital may subsequently shift their preferences to that hospital for future healthcare services.  We also face competition from other specialty care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers that are not affiliated with us.  Our hospitals and many of the hospitals with whom we compete engage in physician alignment strategies, which may include employing physicians, acquiring physician practice groups, participating in ACOs and, to the extent permitted by law, physician ownership of healthcare facilities.

We face competition from municipal and not-for-profit hospitals.  In our markets where we are not the sole provider of general and acute hospital healthcare services, our primary competitor is generally a not-for-profit hospital.  Not-for-profit hospitals are typically owned by tax-supported governmental agencies or not-for-profit entities which are financially supported by endowments and charitable contributions. Not-for-profit hospitals do not pay income or property taxes and can make capital investments without paying sales tax. These financial advantages may better position such hospitals to maintain more modern and technologically upgraded facilities and equipment and to offer more specialized services than those available at our hospitals. If our competitors are better able to attract patients with these offerings, we may experience an overall decline in our patient volumes and operating revenues.

Our ability to effectively compete for patients is impacted by commercial and managed care payor programs that influence patient choice related to both physicians and hospitals by offering health insurance plans that restrict patient choice of provider.  For example, plans with narrow network structures restrict the number of participating in-network provider plans with tiered network structures impose higher cost-sharing obligations on patients that obtain services from providers in a disfavored tier.  Trends toward increasing clinical transparency and value-based purchasing may have an adverse impact on our competitive position and patient volumes. Hospitals are required to publish their standard charges for healthcare items and services or their policy for allowing the public to review a list of their standard charges for healthcare services.  If any of our hospitals achieve poor results on quality of care measures or patient satisfaction surveys in comparison to our competitors, or if our standard charges are higher than our competitors, we may attract fewer patients.

We expect these competitive trends to continue. If we are unable to compete effectively with other healthcare providers, local residents may seek healthcare services from providers other than our hospitals and affiliated outpatient service facilities.

If reimbursement rates paid by federal or state healthcare programs or commercial insurance and other managed care payors are reduced, if we are unable to maintain favorable contract terms with payors or comply with our payor contract obligations, if insured individuals move to insurance programs or plans with greater coverage exclusions or narrower networks, or if insurance coverage is otherwise restricted, our net operating revenues may decline.

Our net patient revenues, before the provision for bad debts, from the Medicare and Medicaid programs, including Medicare and Medicaid managed care plans, were 46.3%, 45.0% and 45.7% for the years ended December 31, 2016, 2015 and 2014, respectively, and were 39.4%, 40.3% and 37.7% from managed care and commercial payors for these respective periods.  Healthcare expenditures continue to increase and state governments continue to face budgetary shortfalls. As a result of such events and also pursuant to the Affordable Care Act, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs, including reductions in reimbursement payment levels and reductions to payments made to providers under state supplemental payment programs like DSH programs. Some of these changes have already decreased, and could further decrease in the future, the amount of payments we receive for our services.

In addition, governmental and commercial payors, as well as other third parties from whom we receive payment for our services, attempt to control healthcare costs by, for example, requiring hospitals to discount payments for their services in exchange for exclusive or preferred participation in their benefit plan networks, restricting coverage through utilization reviews, reducing coverage of inpatient services and shifting coverage of care to outpatient settings when possible, requiring prior authorizations for non-emergency services and implementing alternative payment models.  The ability of commercial payors to control healthcare costs using these measures may be enhanced by the increasing consolidation of private health insurance companies and managed care companies.  Furthermore, our contracts with payors require us to comply with a number of terms related to the provision of services and billing for services. If we are unable to negotiate increased reimbursement rates, maintain existing reimbursement rates or other favorable contract terms, effectively respond to payor cost controls or comply with the terms of our payor contracts, the payments we receive for our services may be reduced or we may be involved in disputes with payors and experience payment denials, both prospectively and retroactively. In addition, some individuals may move from existing coverage under health insurance plans with higher reimbursement rates for our services and lower co-payments and deductibles to plans, such as those purchased on the Exchanges, that may provide for lower reimbursement payments to us for our services along with higher co-payments and deductibles due from the patient or may even exclude our hospitals and employed physicians from coverage.

If we experience growth in self-pay revenues, or if we experience deterioration in the collectability of patient responsibility accounts, our results of operations, financial condition and cash flows could be adversely affected.

The primary uncertainty in collectability of our revenues relates to uninsured patients and the patient financial responsibility portion of payments due from insured patients.  Collections on account balances are impacted by the economic ability of patients to pay, the effectiveness of CHS’ collection efforts pursuant to our transition services agreements with them, and our own collection efforts.  Significant changes in payor mix, centralized business office operations, in-market or overall U.S. economic conditions, or new and changing laws and regulations related to federal and state governmental healthcare coverage, among other things, could adversely impact our estimates of accounts receivable collectability.  See “Item 1.  Business — Agreements with CHS Related to the Spin-off” for additional information on the transition services agreements.

In recent years, our self-pay revenues have decreased, primarily due to the insurance expansion provisions of the Affordable Care Act. In particular, we have experienced increasing numbers of individuals covered by Medicaid or commercial insurance plans. However, the results of the 2016 federal elections and associated efforts to repeal or revise the Affordable Care Act have caused uncertainty with regard to the future of the Affordable Care Act and its effects on the size of the uninsured population of U.S. citizens.  Uncertainty regarding the number and identity of states that will ultimately expand their Medicaid programs and the number of uninsured U.S. citizens who elect to purchase health insurance, among other factors, also make it difficult to predict changes to the percentage of our revenues comprised of self-pay revenues.  Even with increased rates of coverage, we may be adversely affected by the growth in the patient financial responsibility portion of payments for services which may result from ongoing changes in both governmental and non-governmental healthcare plans and programs, such as increased usage of healthcare savings accounts and more narrow or tiered network programs.  Our ability to improve collections of our patient accounts may be limited by statutory, regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients. In addition, a deterioration of economic conditions in the United States could lead to higher levels of uninsured patients, result in higher levels of patients covered by lower-paying governmental programs, result in fiscal uncertainties related to both governmental and non-governmental payors and could limit the economic ability of patients to make payments for which they are responsible. If we experience growth in self-pay revenues volume or deterioration in collectability of patient accounts, our results of operations, financial condition and cash flows could be adversely affected.

As a result of the increase in reviews of claims filed for Medicare and Medicaid reimbursements, we may experience delayed payments or incur additional costs and may be required to repay amounts already paid to us under these programs.

We are subject to routine post-payment inquiries, investigations and audits of the claims we submit to Medicare and Medicaid for reimbursement payment for our healthcare services provided to covered patients. The number and parameters of claims subject to these post-payment reviews may increase as a result of federal and state governmental healthcare cost-containment initiatives, including enhanced medical necessity reviews for Medicare patients admitted as inpatients to hospitals for certain procedures.  Furthermore, RACs utilize a post-payment targeted review process that employs data analysis techniques in order to identify Medicare and Medicaid claims most likely to contain overpayments, such as incorrectly coded services, short stay admissions, incorrect payment amounts, non-covered services and duplicate payments.  The claims review strategies used by the RACs generally include a review of high dollar claims, including inpatient hospital claims.  As a result, a large majority of the total payment adjustments determined by RACs relate to hospital claims.  In addition, CMS employs MICs to perform post-payment audits of Medicaid claims to identify potential overpayments.  State Medicaid agencies and other private third-party contractors have also increased their review activities.  Third-party audits or investigations of Medicare or Medicaid claims could result in increases or decreases in our revenues to be recognized in periods subsequent to when the related healthcare services were performed, which could have an adverse effect on our results of operations.

Payment recoveries resulting from post-payment reviews and denials are appealable. However, there are significant delays in the assignment of new Medicare appeals to Administrative Law Judges. According to the Office of Medicare Hearings and Appeals, the average processing time in fiscal year 2016 was nearly two and a half years. Depending upon the growth of RAC programs and our success in appealing claims, our results of operations and cash flows could be negatively impacted.

Changes to Medicaid supplemental payment programs may adversely affect our revenues and results of operations.

Medicaid state supplemental payments are payments made to providers separate from and in addition to those made under a state’s standard Medicaid program. In addition, federal law requires state Medicaid programs to make DSH payments to hospitals that serve significant numbers of Medicaid and uninsured patients.  The Affordable Care Act requires reductions in Medicaid DSH payments through federal fiscal year 2025.  Reductions in the funding of such programs could have an adverse effect on our revenues and results of operations.

In addition, supplemental payment programs are being reviewed by certain state agencies, and some states have made or may make waiver requests to CMS to replace existing supplemental payment programs. These reviews and waiver requests may result in restructuring of such programs and could cause reductions in or elimination of the payments. Currently, for example, supplemental Medicaid reimbursement programs in Texas offset some costs of providing uncompensated care and incentivize delivery system reform. CMS has approved an extension of the Texas Medicaid waiver through December 31, 2017, allowing Texas to continue receiving supplemental Medicaid reimbursement while expanding its managed Medicaid program. Texas has requested an additional extension of the waiver through September 30, 2019, but we cannot predict whether these Texas supplemental Medicaid reimbursement programs will continue.

The most recent phase of California’s HQAF Program, which provides funding for non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients, expired on December 31, 2016. Although a state constitutional amendment indefinitely extended the program, we cannot recognize any HQAF revenues until CMS approves the next phase of the program.  We are currently estimating the 2017 to 2019 HQAF Program will be approved in the fourth quarter of 2017 and that our revenues will be approximately $21 million for the year ended December 31, 2017, all of which will be recorded in the fourth quarter.  We cannot provide any assurances of the amount of revenues our hospitals may receive from or the timing of CMS’ approval of the 2017 to 2019 HQAF Program, the timing of the related cash flows, or that the program will be approved at all.

A material portion of our revenues are concentrated in a single state which makes us particularly sensitive to regulatory and economic changes in that state.

Our revenues are particularly sensitive to regulatory and economic changes in the state of Illinois where we generate a significant portion of our patient revenues. We currently operate nine hospitals in Illinois, which collectively accounted for 35.1%, 35.3% and 37.3% of our net patient revenues, before the provision for bad debts, for the years ended December 31, 2016, 2015 and 2014, respectively.  Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in this state could have an adverse effect on our business, results of operations, financial condition and cash flows. Changes to the state Medicaid and other governmental payor programs in Illinois, including reductions in reimbursement rates or delays in timing of reimbursement payments, could also have an adverse effect on our business, results of operations, financial condition and cash flows.

If we are unable to complete divestitures that are currently contemplated, our results of operations and financial condition could be adversely affected.

As noted above, we have been implementing a portfolio refinement strategy by divesting underperforming hospitals and outpatient service facilities. Generally, we believe these divestitures will allow us to reduce our corporate indebtedness and refine our hospital portfolio to a sustainable group of hospitals and outpatient service facilities with higher operating margins. However, there is no assurance that these contemplated divestitures will be completed, will be completed within our contemplated timeframe, or will be completed on terms favorable to us or on terms sufficient to allow us to achieve our strategy. Additionally, the results of operations for these hospitals we plan to divest and the potential gains or losses on the sales of those businesses may adversely affect our profitability. Moreover, we may incur asset impairment charges related to divestitures that reduce our profitability.

In addition, after entering into a definitive agreement, we may be subject to the satisfaction of pre-closing conditions as well as necessary regulatory and governmental approvals, which, if not satisfied or obtained, may prevent us from completing the sale. Divestitures may also involve continued financial exposure related to the divested business, such as through indemnities or retained obligations, that present risk to us.

Our planned divestiture activities may present financial, managerial, and operational risks. Those risks include diversion of management attention from improving existing operations; additional restructuring charges and the related impact from separating personnel, renegotiating contracts, and restructuring financial and other systems; adverse effects on existing business relationships with patients and third-party payors; and the potential that the collectability of any patient accounts receivable retained from any divested hospital may be adversely impacted. Any of these factors could adversely affect our financial condition and results of operations.

A significant decline in operating results or other indicators of impairment at one or more of our facilities could result in a material, non-cash charge to earnings to impair the value of long-lived assets.

Our operations are capital intensive and require significant investment in long-lived assets, including property, equipment, software and other long-lived intangible assets.  If one of hospitals or other healthcare facilities experiences declining operating results or is adversely impacted by one or more of the risk factors related to our business, we may not be able to recover the carrying value of those assets through our future operating cash flows. On an ongoing basis, we evaluate whether changes in future undiscounted cash flows reflect any potential impairment in the fair value of our long-lived assets. For the years ended December 31, 2016, 2015 and 2014, we recorded impairment charges of $166.9 million, $13.0 million and $1.0 million because of declining operating results and projections of future cash flows at certain of our hospitals.  See Note 3 — Impairment of Long-Lived Assets and Goodwill in the accompanying financial statements.

If the fair value of one or both of our reporting units declines, it could result in a material, non-cash charge to earnings from impairment of our goodwill.

The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions related to our cost of capital and other factors impacting our fair value models. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including lower than expected hospital patient volumes, reduced reimbursement or increased operating costs.  On an ongoing basis, we evaluate whether the carrying value of our goodwill is impaired when events or changes in circumstances indicate that such carrying value may not be recoverable.

For the year ended December 31, 2016, we recorded a total of $125.0 million of impairment to the goodwill associated with our hospital operations reporting unit.  The impairment charge consisted of two components, a $5.0 million write-down of goodwill related to certain hospitals that we reclassified as held for sale in the second quarter of 2016 and $120.0 million of goodwill impairment resulting from a step two goodwill impairment evaluation as a result of certain indicators of impairment.  The primary indicators were our declining market capitalization, as compared to the carrying value of equity, and a decrease in estimated future earnings.

We are unable to predict the ultimate impact of the Affordable Care Act, and our business may be adversely affected if the Affordable Care Act is repealed entirely or if provisions benefitting our operations are significantly modified.

In recent years, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that increased access to health insurance. The most prominent of these efforts, the Affordable Care Act, affects how healthcare services are covered, delivered, and reimbursed. As currently structured, the Affordable Care Act mandates that substantially all U.S. citizens maintain health insurance coverage, expands health insurance coverage through a combination of public program expansion and private sector health insurance reforms, reduces Medicare reimbursement to hospitals, and promotes value-based purchasing. There are currently several public and private initiatives that aim to transition payment models from passive volume-based reimbursement to models that are tied to the quality and value of services.

The 2016 federal elections resulted in a new administration that, along with certain members of Congress, has stated its intent to repeal or make significant changes to the Affordable Care Act, its implementation and/or its interpretation. There is uncertainty regarding whether, when, and how the Affordable Care Act will be changed, what alternative provisions, if any, will be enacted, the timing of enactment and implementation of alternative provisions, and the impact of alternative provisions on providers as well as other healthcare industry participants. In addition, a presidential executive order has been signed that directs agencies to minimize “economic and regulatory burdens” of the Affordable Care Act, but it is unclear how this will be implemented. Further, Congress could eliminate or alter provisions beneficial to us while leaving in place provisions reducing our reimbursement. Government efforts to repeal or change the Affordable Care Act may have an adverse effect on our business, results of operations, cash flow, capital resources and liquidity.

If competition decreases our ability to acquire additional hospitals on favorable terms, we may be unable to execute our acquisition strategy.

An important part of our business strategy is to acquire additional hospitals. However, not-for-profit hospital systems and other for-profit hospital companies generally attempt to acquire the same type of hospitals as we do. Some of our competitors for acquisitions have greater financial resources than we have. Furthermore, some hospitals are sold through an auction process, which may result in higher purchase prices than we believe are reasonable. Therefore, we may not be able to acquire additional hospitals on terms favorable to us.

If we fail to improve the financial and operating performance of acquired and existing hospitals, we may be unable to achieve our growth strategy.

While we do not intend to acquire hospitals that are not accretive to our net operating revenues, it is possible that one or more hospitals we acquire may have lower operating margins than we do or have incurred operating losses prior to the time we acquire them. We may occasionally experience delays in improving the operating margins or effectively integrating the operations of acquired hospitals. Some of our existing hospitals are experiencing lower operating margins than other hospitals in our portfolio. In the future, if we are unable to improve the operating margins of these existing hospitals or any acquired hospitals, operate them profitably or effectively integrate their operations, as applicable, we may be unable to achieve our growth strategy. To the extent that our operating margins were to decline as a result of financial and operating performance at our hospitals, we could be unable to comply with the covenants contained in our credit agreements or be limited or precluded from obtaining future borrowings by the terms of our credit agreements and the indenture governing our Senior Notes.

The failure or downsizing of large employers, or the closure of manufacturing or other major facilities in our markets, could have a disproportionate impact on our hospitals.

The economies in the markets in which most of our hospitals operate are often dependent on a small number of large employers, especially manufacturing or other major facilities. These employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals and outpatient service facilities for their medical care. The failure of one or more large employers, or the closure or substantial reduction in the number of individuals employed at manufacturing or other facilities located in or near the markets in which we operate hospitals, could cause affected residents to move elsewhere for employment or lose insurance coverage that was otherwise available to them. The occurrence of these events may cause a reduction in our revenues and adversely impact our results of operations.

We are subject to a variety of operational, legal and financial risks associated with outsourcing functions to third parties.

We have outsourced to CHS, through various transition services agreements, certain services including, among others, services related to information technology, payroll processing and other human resources functions, patient eligibility screening, receivables, billing and collections and other revenue management services and support.  We take steps to monitor and regulate the performance of any parties in which we delegate services; however, the transition services agreements with CHS were executed in connection with the Spin-off, based upon certain business and financial assumptions.  To the extent that any of the transition services agreements are determined not to benefit us in their current form, our ability to renegotiate, rescind or reform any or all of the agreements may be limited or non-existent, and our business could be adversely affected.

Arrangements with third-party service providers may make our operations vulnerable if these vendors fail to satisfy their obligations to us as a result of their performance, changes in their own operations, financial condition or other matters outside of our control.  We may also face legal, financial or reputational harm for the actions or omissions of such providers, and we may not have effective recourse against the providers. Effective management, development and implementation of our outsourcing strategies are important to our business strategy. If there are delays or difficulties in enhancing business processes or our third-party service providers do not perform as anticipated, we may not be able to fully realize on a timely basis the anticipated economic and other benefits of the outsourcing services or other relationships we enter into with key vendors, which could result in substantial costs, divert management’s attention from other strategic activities, negatively affect employee morale or create other operational or financial problems for us. Terminating or transitioning arrangements with key vendors could result in additional costs and a risk of operational delays, potential errors and possible control issues during the termination and transition processes, any of which could adversely affect our business, results of operations, financial condition and cash flows.

The failure to obtain our medical supplies and drugs at favorable prices could cause our operating results to be adversely affected.

In connection with the Spin-off, we renegotiated and entered into a separate participation agreement with the group purchasing organization GPO that we used prior to the Spin-off date.  GPOs attempt to obtain favorable pricing on medical supplies and drugs with manufacturers and vendors, sometimes by negotiating exclusive supply arrangements in exchange for discounts. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs than anticipated for our medical supplies obtained through the GPO. Also, there can be no assurance that our arrangement with the GPO will provide the expected discounts on a long-term basis.  Furthermore, costs of medical supplies and drugs may continue to increase due to market pressure from pharmaceutical companies and new product drug releases. Higher costs could cause our operating results to be adversely affected.

A pandemic, epidemic or outbreak of a contagious disease in the markets in which we operate hospitals, or which otherwise impacts our healthcare facilities, could adversely impact our business.

If a pandemic or other public health crisis were to affect any or all of the markets in which we operate hospitals, our business and results of operations could be adversely affected. Such a crisis could diminish the public’s trust in healthcare facilities, especially hospitals that fail to accurately or timely diagnose or that are treating or have treated patients affected by contagious diseases. If any of our healthcare facilities were involved in treating patients for such a contagious disease, other patients might cancel elective procedures or fail to seek needed care from our healthcare facilities. Further, a pandemic might adversely impact our business by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in our healthcare facilities. Although we have disaster plans in place and operate pursuant to infectious disease protocols, the potential impact of a pandemic, epidemic or outbreak of a contagious disease, with respect to our markets or our healthcare facilities is difficult to predict and could adversely impact our business.

Our performance depends on our ability to recruit and retain quality physicians.

Although we employ some physicians, physicians are often not employees of the healthcare facilities at which they practice. The success of our healthcare facilities depends in part on the number and quality of the physicians on the medical staffs of our hospitals and other healthcare facilities, our ability to employ or contract with quality physicians, the admitting and utilization practices of employed and non-employee physicians, maintaining good relations with physicians and controlling costs related to the employment of physicians. In many of the markets we serve, many physicians have admitting privileges at other healthcare facilities in addition to our healthcare facilities. Such physicians may terminate their affiliation or employment with our healthcare facilities at any time. If we are unable to provide adequate supporting medical staff or technologically advanced medical equipment and facilities that meet the needs of those physicians and their patients, they may be discouraged from referring patients to our facilities, admissions may decrease and our operating performance may decline.

Our labor costs could be adversely affected by competition for medical staff, a shortage of experienced nurses and labor union activity.

In addition to our physicians, the operations of our hospitals are dependent on the efforts, abilities and experience of our hospital management teams and other medical staff, such as nurses, pharmacists and lab technicians. We compete with other healthcare providers in recruiting and retaining qualified management and medical staff responsible for the daily operations of our hospitals.  In some markets across the United States, the availability of nurses and other medical support personnel has been a significant operating issue for healthcare providers. We may be required to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract medical staff.  In addition, some states have, and others could adopt, mandatory nurse-staffing ratios or could reduce mandatory nurse-staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs and have an adverse impact on revenues at hospitals where admissions must be limited in order to meet the required ratios.

As of December 31, 2016, we had approximately 2,400 employees, including approximately 1,600 part-time employees, at our nine hospitals represented by labor unions.  Increased or ongoing labor union activity is another factor that could adversely affect our labor costs or otherwise adversely impact us. To the extent a significant portion of our employee base unionizes, our labor costs could increase significantly. In addition, when negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is the possibility that strikes could occur during the negotiation process, and our continued operations during any strike periods could increase our labor costs and otherwise adversely impact our business and results of operations.

If our labor costs increase, we may not be able to raise the standard charges for our healthcare services to offset these increased costs. Additionally, a significant portion of our revenues are subject to fixed reimbursement rates, which constrains our ability to pass along the impact of these increased costs to the patient or other third-party payors.  In the event we are not effective at recruiting and retaining qualified hospital management, nurses and other medical staff, or we are unable to control our labor costs in relation to certain events and circumstances, the increase in our labor costs could have an adverse effect on our results of operations.

Our hospitals and other healthcare facilities may be negatively impacted by severe weather, earthquakes and other factors beyond our control, which could restrict patient access to care or cause one or more of our facilities to close temporarily.

The results of operations of our hospitals and outpatient service facilities may be adversely impacted by severe weather conditions, including earthquakes, hurricanes and widespread winter storms, or other factors beyond our control that could cause disruption to patient scheduling or displacement of our patients, employees, physicians and clinical staff, and may force certain of our facilities to close temporarily.  In certain geographic areas, we have a concentration of hospitals and outpatient service facilities that may be simultaneously affected by adverse weather conditions or events. These types of disruptions due to severe weather could have an adverse effect on our business, results of operations, financial condition and cash flows.

If our adoption and utilization of electronic health record systems fails to achieve the required measures for meaningful use, our results of operations could be adversely affected.

As a result of the HITECH Act, eligible hospitals and healthcare professionals can receive incentive payments for their adoption and meaningful use of certified EHR technology. Those that fail to demonstrate meaningful use are subject to Medicare payment reductions. The implementation of EHR technology that meets the meaningful use criteria of the HITECH Act requires a significant capital investment, and we have and intend to continue to offset some of these costs by maximizing our receipt of incentive payments. EHR incentive payments are subject to audit and potential recoupment if it is determined that the applicable meaningful use standards were not met and are also subject to retrospective adjustment because the annual cost report data upon which the incentive payments are based are further subject to audit. If our hospitals and healthcare professionals are unable to comply with the meaningful use standards, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems, and we could be subject to penalties that may have an adverse effect on our results of operations.  We expect our EHR incentive payments earned will be approximately $5 million for 2017.

If there are delays in regulatory updates by governmental agencies to federal and state healthcare programs, we may experience increased volatility in our operating results as such delays may result in a timing difference between when such program revenues are earned and when they become known or estimable for purposes of accounting recognition.

Our net patient revenues, before the provision for bad debts, from the Medicare and Medicaid programs, including Medicare and Medicaid managed care plans, were 46.3%, 45.0% and 45.7% for the years ended December 31, 2016, 2015 and 2014, respectively.  The reimbursement payments related to these programs are subject to ongoing legislative and regulatory changes that can have a significant impact on our operating results. When delays occur in the passage of legislation or the implementation of regulations, we could experience material increases or decreases in our revenues to be recognized in periods subsequent to when the related healthcare services were performed.  For the years ended December 31, 2016, 2015 and 2014, we recorded net favorable (unfavorable) contractual allowance adjustments in net operating revenues of $(5.8) million, $(15.1) million and $9.2 million, respectively, related to previous program reimbursement estimates and final cost report settlements. The volatility in the timing of recognition as revenues of adjustments to reimbursement payments under these programs could have an adverse effect on our results of operations, financial position and cash flows.

Controls designed by third-party payors to reduce utilization of inpatient services may reduce our revenues.

Over the last several years, third-party payors, including both governmental and non-governmental payors, have instituted policies and procedures to substantially reduce or limit coverage of inpatient healthcare services.  Payors have implemented controls and procedures designed to monitor and reduce patient admissions and lengths of stay, commonly referred to as “utilization review,” which have impacted and are expected to continue to impact inpatient admission volumes at our hospitals. Federal laws contain numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed.  Inpatient utilization, average lengths of stay and hospital occupancy rates continue to be negatively affected by payor-required pre-admission authorization requirements, payor-required post-admission utilization reviews and payor pressure to maximize outpatient and alternative delivery options for healthcare services for less acutely ill patients.  Significant limits on the scope of services reimbursed and on reimbursement rates by governmental and non-governmental third-party payors could have an adverse effect on our revenues and results of operations.

If we fail to comply with the extensive laws and governmental regulations that apply to the U.S. healthcare industry, including anti-fraud and abuse laws, we could suffer penalties or be required to make significant changes to our operations.

The U.S. healthcare industry is governed by extensive laws and regulations at the federal, state and local government levels. These laws and regulations include standards that address, among other issues, the following:

•	the adequacy of medical care, equipment, personnel, operating policies and procedures;

•	billing and coding for services;

•	proper handling of overpayments;

•	classification of levels of care provided;

•	preparing and filing of cost reports;

•	relationships with referral sources and referral recipients;

•	maintenance of adequate records;

•	compliance with building codes;

•	environmental protection; and

•	privacy and security.

Examples of these laws include, but are not limited to, HIPAA, the Stark Law, the Anti-Kickback Statute, the False Claims Act, EMTALA and similar state laws.  If we fail to comply with applicable laws and regulations, we could suffer civil sanctions and criminal penalties, including the loss of our operating licenses and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.  There are heightened coordinated civil and criminal enforcement efforts by both federal and state governmental agencies relating to the U.S. healthcare industry.  Recent enforcement actions have focused on financial arrangements between hospitals and physicians, billing for services without adequately documenting medical necessity and billing for services outside the coverage guidelines for such services. Specific to our hospitals, we have received inquiries and subpoenas from various governmental agencies regarding these and other matters, and we are also subject to various claims and lawsuits relating to such matters.  See “Item 3. Legal Proceedings” for a further discussion of these matters.

In the future, evolving interpretations or enforcement of the laws and regulations applicable to the U.S. healthcare industry could subject our current practices to allegations of impropriety or illegality or could require us to make changes to our healthcare facilities, equipment, personnel, healthcare service offerings, capital expenditure programs and operating expenses.

We could be subject to increased monetary penalties and other sanctions, including exclusion from federal healthcare programs, if we fail to comply with the terms of the Corporate Integrity Agreement.

On August 4, 2014, CHS became subject to the terms of a five-year CIA with the OIG arising from a civil settlement with the DOJ, other federal agencies and identified relators that concluded previously announced investigations and litigation related to short stay admissions through emergency departments at certain of their hospitals.  The OIG has required us to be bound by the terms of the CHS CIA commencing on the Spin-off date and applying to us for the remainder of the five-year compliance term required of CHS, which terminates on August 4, 2019. See “Item 3. Legal Proceedings” for additional information on the terms of the CIA.

Material, uncorrected violations of the CIA could lead to our suspension or disbarment from participation in Medicare, Medicaid and other federal and state healthcare programs and subject us to repayment obligations. In addition, we are subject to possible civil penalties for failure to substantially comply with the terms of the CIA, including stipulated penalties ranging between $1,000 and $2,500 per day. We are also subject to a stipulated penalty of $50,000 for each false certification made by us or on our behalf, pursuant to the reporting provisions of the CIA. The CIA increases the amount of information we must provide to the federal government regarding our practices at our healthcare facilities and our compliance with federal regulations. The reports we provide in connection with the CIA could result in greater scrutiny by other regulatory agencies.

We may be adversely affected by consolidation among health insurance providers.

In recent years, a number of private health insurance providers have merged or increased efforts to consolidate with other non-governmental payors as a result, in part, of medical loss ratio (“MLR”) requirements that were established by the Affordable Care Act. The MLR represents the percentage of premiums used to pay patient medical claims and used for programs or activities that improve the quality of patient care. Under the Affordable Care Act, health insurance providers that do not meet minimum MLR requirements must pay premium rebates on group and individual health insurance plan products and, for certain Medicare program products, may be subject to additional penalties. Our ability to negotiate prices and favorable terms with health insurance providers could be negatively impacted by their efforts to satisfy the MLR requirements.  In addition, the trend within the U.S. healthcare industry toward value-based purchasing programs could be accelerated if the large private health insurance companies, including those engaging in consolidation activity, find these programs to be financially beneficial. We cannot predict whether we will be able to respond effectively to the impact of increased consolidation within the payor industry.

We may from time to time become the subject of legal, regulatory and governmental proceedings that, if resolved unfavorably, could have an adverse effect on us, and we may be subject to other loss contingencies, both known and unknown.

We may from time to time become a party to various legal, regulatory and governmental proceedings and other related matters. Those proceedings include, among other things, governmental investigations. In addition, we may become subject to other loss contingencies, both known and unknown, which may relate to past, present and future facts, events, circumstances and occurrences. Addressing any investigations, lawsuits or other claims may distract management and divert resources, even if we ultimately prevail. Should an unfavorable outcome occur in some or all of any such current or future legal, regulatory or governmental proceedings or other such loss contingencies, or if successful claims and other actions are brought against us in the future, there could be an adverse impact on our results of operations, financial position and cash flows.

For example, on September 9, 2016, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against our company and certain of our officers. The amended complaint purports to be brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of our company between May 2, 2016 and August 10, 2016 and alleges that our company and certain of our officers violated federal securities laws, including Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of our business, operations and compliance policies in the Spin-off registration statement and in subsequent disclosures.  Defending ourselves against these allegations or other shareholder activities, activism or lawsuits and any related publicity could potentially entail significant costs and could require significant attention from our management.  We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss. Under some circumstances, any losses incurred in connection with adverse outcomes in this matter could be material.

Governmental investigations, as well as qui tam lawsuits, may lead to significant fines, penalties, settlements or other sanctions, including exclusion from federal and state healthcare programs. Settlements of lawsuits involving Medicare and Medicaid issues routinely require both monetary payments and corporate integrity agreements, each of which could have an adverse effect on our business, results of operations, financial position and cash flows.  While CHS has agreed to indemnify us for certain liabilities relating to outcomes or events occurring prior to the closing of the Spin-off, we cannot guarantee that any such legal proceedings or loss contingencies will be covered by such indemnities or that CHS will fully indemnify us thereunder. See “Item 3. Legal Proceedings” for additional information on legal proceedings to which we are subject.

If we become subject to significant legal actions, we could be subject to substantial uninsured liabilities or increased insurance costs.

Physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice and other liability claims or legal theories. Even in states that have imposed caps on damage awards, plaintiffs are seeking recoveries under new theories of liability that might not be subject to the caps on damages. Many of these actions involve large claims and significant costs for legal defense. To protect us from the vulnerability to the potentially significant costs arising from these claims, we maintain claims-made professional and general liability insurance coverage in excess of those amounts for which we are self-insured. We believe the insurance coverage we maintain is sufficient to cover potential losses of our operations. Our insurance coverage, however, may not continue to be available in the future at a reasonable cost for us to maintain adequate levels of insurance. Additionally, our insurance coverage does not cover all claims against us, such as fines, penalties, or other damage and legal expense payments resulting from qui tam lawsuits. Although CHS has agreed to indemnify us for certain legal proceedings and our loss contingencies relating to outcomes or events occurring prior to the closing of the Spin-off, we cannot guarantee that any such legal proceedings or loss contingencies will be covered by such indemnities or that CHS will fully indemnify us thereunder.

Our operations could be impaired by a failure of our information systems.

Our information systems are critical to our business operations.  We entered into various transition services agreements with CHS that began immediately following the spin-off date and define agreed upon services to be provided by CHS to us, as specified by each agreement.  The transition services agreements generally have terms of five years and include, among others, services related to information technology, payroll processing, certain human resources functions, patient eligibility screening, billing, collections and other revenue management services.  The majority of our information systems are managed by CHS under the terms of these agreements.  In general, information systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, human acts and natural disasters.  We believe that CHS takes precautionary measures to prevent problems that could affect our business operations as a result of failure or disruption to their information systems.  It is possible that we may be impacted by information system failures. The occurrence of any information system failures could result in interruptions, delays, loss or corruption of data and cessations or interruptions in the availability of these systems.  All of these events or circumstances, among others, could have an adverse effect on our business, results of operations, financial position and cash flows, and they could harm our business reputation.

A cyber-attack or security breach could cause a loss of confidential patient data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, common law or other legal theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

We rely extensively on our computer systems to manage clinical and financial data, to communicate with our patients, payors, vendors and other third parties, and to summarize and analyze our operating results. We have made significant investments in technology to protect our systems and information from cyber-security risks. During the second quarter of 2014, the computer network of CHS was the target of an external, criminal cyber-attack in which the attacker successfully copied and transferred certain data outside CHS. This data included certain non-medical patient identification data (such as patient names, addresses, birthdates, telephone numbers and social security numbers) considered protected under HIPAA, but did not include patient credit card, medical or clinical information. The remediation efforts in response to the attack were substantial, including continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access.

In spite of our policies, procedures and other security measures used to protect our computer systems and data, there can be no assurance that we will not be subject to cyber-attacks or security breaches in the future. Such attacks or breaches could result in loss of protected patient medical data or other information subject to privacy laws or disrupt our information technology systems or business. We continue to prioritize cyber-security and the development of practices and controls to protect our systems and data. As cyber-threats evolve, we may be required to invest in significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. If we are subject to cyber-attacks or security breaches in the future, this could have an adverse impact on our business, results of operations, financial position and cash flows.

The industry trend toward value-based purchasing may negatively impact our revenues.

The trend toward value-based purchasing of healthcare services is gaining momentum across the U.S. healthcare industry among both governmental and commercial payors.  Generally, value-based purchasing initiatives tie reimbursement payments to the quality and efficiency of patient care. For example, hospitals that fall into the lowest-performing 25% of national risk-adjusted HAC rates for all hospitals in the previous year are subject to a 1% reduction in their total Medicare reimbursement payments.  Further, hospitals do not receive Medicare reimbursement payments for care related to HACs.  In addition, HHS reduces Medicare inpatient hospital reimbursement payments for all discharges by a required percentage, set at 2% for federal fiscal year 2017 and for subsequent years, and pools the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards. Hospitals are also required to report certain quality data to receive full reimbursement updates under both the Medicare and Medicaid programs.

HHS has indicated that it is particularly focused on tying Medicare payments to quality or value through alternative payment models, which generally aim to make providers attentive to the quality and cost of care they deliver to patients. Examples of alternative payment models include ACOs and bundled payment arrangements. In 2016, HHS established bundled payment programs for specified cardiac and orthopedic procedures that are mandatory for hospitals located in certain geographic areas. HHS may establish other mandatory programs.  It is unclear whether alternative payment models will successfully lead to increased coordination of care and cost containment, or whether they will decrease the aggregate reimbursements under federal and state healthcare programs.

Several of the largest commercial insurance payors in the United States have also expressed the intent to increase reliance on value-based purchasing. Furthermore, many large commercial insurance payors require hospitals to report quality data, and several commercial payors do not reimburse hospitals for certain preventable adverse events.

We expect value-based purchasing programs, including programs that condition reimbursement rates on patient outcome measures, to become more common and to involve a higher percentage of reimbursement payment amounts under both governmental and non-governmental programs and plans. We are unable at this time to predict how this trend will affect our results of operations, but it could negatively impact our revenues, operating costs, or both.

Certificate of need laws and regulations regarding licenses, ownership and operation may impair our future expansion or divestiture opportunities in some states. In states without certificate of need laws, our providers may face lower barriers to entry, but could also face increased competition from other providers.

Some states require prior approval for the purchase, construction and expansion of healthcare facilities based on the state’s determination of need for additional or expanded healthcare facilities or services.  In addition, certain states in which we operate hospitals require a CON for, among other things, capital expenditures exceeding a prescribed amount and changes in bed capacity or healthcare service lines. We may not be able to obtain CONs required for expansion activities that we want to pursue in the future. In addition, we are required to maintain one or more licenses in all of the states in which we operate hospitals.  If we fail to obtain a required CON or license, our ability to operate or expand our operations in those states could be negatively impacted.  Furthermore, if a CON or other prior approval upon which we relied to invest in construction of a replacement or expanded healthcare facility were to be revoked or lost through an appeal process, we may not be able to recover the value of our investment.

Some states in which we operate do not require CONs for the purchase, construction and expansion of healthcare facilities or services.  Additionally, from time to time, states with existing requirements may repeal or limit the scope of their CON programs for future entry.  In these cases, our competing healthcare providers could face lower barriers to entry and expansion into certain states where we operate hospitals.  We could face decreased market share and revenues if competing healthcare providers are able to purchase, construct or expand healthcare facilities, without being subject to regulatory approval, into markets that are in close proximity to those in which we operate hospitals.

If we acquire hospitals with unknown or contingent liabilities, we could become liable for material obligations.

Hospitals that we acquire may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although we plan to generally seek, indemnification from sellers covering these matters, we may nevertheless have material liabilities for past activities of acquired hospitals.

State efforts to regulate the sale of hospitals operated by municipal or not-for-profit entities could prevent us from acquiring these types of hospitals and executing on our business strategy.

Many states have adopted legislation regarding the sale or other disposition of hospitals operated by municipalities or not-for-profit entities. In some states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligation to protect the use of charitable assets. These legislative and administrative efforts focus primarily on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the non-profit seller. The review and, in some instances, approval processes can add additional time to the closing of a hospital acquisition. In addition, future state actions could seriously delay or even prevent our ability to acquire these types of hospitals.

Quorum Health Resources, while subject to various risk factors affecting its hospital industry clients, is subject to additional risks related to its unique business model.

The various risk factors stated herein that could result in adverse impacts on the results of operations of our hospitals could similarly affect the hospital and other healthcare clients of our QHR business.  Any negative impact on our QHR clients could result in defaults under or terminations of one or more of our contracts, or could result in our inability to attract new management advisory and consulting business.  Furthermore, QHR could be subject to allegations of mismanagement, as well as assertions of participation in incidents of alleged malpractice in its position as a management advisor to certain hospital clients.  It is possible that resolutions of these actions could require settlements from us that exceed the revenues received from the related hospital client, and this could have a negative impact on our results of operations, financial position and cash flows.

Risks Related to the Spin-Off and Our Operations as an Independent Publicly Traded Company

We may be unable to achieve some or all of the benefits that we expected to achieve from the Spin-off.

As an independent, publicly traded company, we believe that our business will benefit from, among other things, the elimination of internal competition with CHS’ network of larger hospitals for capital, key management and other resources, the tailored business strategy that we have developed for our company that focuses on building market share in the hospital markets we serve, the profitability and operational performance of our hospitals, strategic considerations of divestiture candidates and potential buyers for underperforming hospitals, the optimization of selective acquisition opportunities that will be unique to us, and the development of performance-based incentive programs for our management teams that align rewards with success in our business objectives and opportunities.  It is possible that we may not be able to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting requirements of the Exchange Act and Sarbanes-Oxley Act.

Beginning with our Annual Report on Form 10-K for the year ending December 31, 2017, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm as to whether we maintained, in all material respects, effective internal control over financial reporting as of the last day of the year. These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources.

Effective as of the Spin-off date, we became subject to the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition. Under the Sarbanes-Oxley Act, we are required to maintain effective disclosure controls and procedures and internal controls over financial reporting. To comply with both of these requirements, we may need to upgrade our accounting and information systems, implement additional financial and management controls, reporting systems and procedures, or hire additional accounting and finance staff. We expect to incur additional annual expenses for the purpose of addressing these requirements, and those expenses may be significant. If we are unable to upgrade our financial and management controls, reporting systems, information technology systems and procedures in a timely and effective manner, our ability to comply with our financial reporting requirements and other rules to which we are now subject under the Exchange Act could become impaired. Any failure to achieve and maintain effective internal controls could have an adverse effect on our business, results of operations, financial condition, and cash flows.

The utilization of our federal income tax loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

As of December 31, 2016, we generated a federal net operating loss (“NOL”) carryforward of approximately $70.0 million on a pre-tax basis available to offset future taxable income. This NOL carryforward will begin to expire in 2037. Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of a company’s taxable income that may be offset by the NOL carryforwards if it experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when a company’s “five-percent shareholders,” as defined in Section 382 of the Code collectively increase their ownership in a company by more than 50 percentage points, by value, over a rolling three-year period. This is different from a change in beneficial ownership under applicable securities laws. These ownership changes include purchases of common stock under share repurchase programs, a company’s offering of its stock, the purchase or sale of company stock by five-percent shareholders, or the issuance or exercise of rights to acquire company stock. While we expect to be able to realize our total NOL carryforwards prior to their expiration, if an ownership change occurs, our ability to use the NOL carryforwards to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income we generate in future periods. There is no assurance that we will be able to fully utilize the NOL carryforwards. Furthermore, we could be required to record a valuation allowance related to the amount of the NOL carryforwards that may not be realized, which could adversely impact our results of operations.

The utilization of our state income tax loss carryforwards could be limited if we do not realize profits from our hospital operations to adequately offset these losses in the applicable states where they exist.

As of December 31, 2016, we had state income tax loss carryforwards of $635.1 million.  We expect to be able to realize a small amount of our NOL carryforwards in certain states prior to their expiration.  In other states where we hope to improve our financial performance through selective profitable acquisitions of hospitals or, when needed, the divestiture of underperforming hospitals, we cannot make assurances that we will be able to fully realize the tax benefit associated with these state NOL carryforwards.  As a result, we have recorded a valuation allowance to offset all or a portion of the deferred tax asset created by the NOL carryforwards in those states.  We could be required to record additional valuation allowance related to our state NOL carryforwards based upon our operating results in the future, which could adversely impact our results of operations.

The Spin-off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.

The Spin-off could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim that the Spin-off left CHS insolvent or with unreasonably small capital or that CHS intended or believed it would incur debts beyond its ability to pay such debts as they mature and that CHS did not receive fair consideration or reasonably equivalent value in the Spin-off. If a court were to agree with such a plaintiff, then such court could void the Spin-off as a fraudulent transfer and could impose a number of different remedies, including without limitation, returning our assets or your shares in our company to CHS, voiding our liens and claims against CHS, or providing CHS with a claim for money damages against us in an amount equal to the difference between the consideration received by CHS and the fair market value of our company at the time of the Spin-off.

The measure of insolvency for purposes of the fraudulent conveyance laws varies depending on which jurisdiction’s law is applied. Generally, however, an entity would be considered insolvent if either the fair saleable value of its assets is less than the amount of its liabilities (including the probable amount of contingent liabilities), or it is unlikely to be able to pay its liabilities as they become due. No assurance can be given as to what standard a court would apply to determine insolvency or that a court would determine that CHS was solvent at the time of or after giving effect to the Spin-off, including the distribution of our common stock.

Under the Separation and Distribution Agreement with CHS, from and after the Spin-off, we are responsible for the debts, liabilities and other obligations related to our business. Although we do not expect to be liable for any of these or other obligations not expressly assumed by us pursuant to the Separation and Distribution Agreement, it is possible that we could be required to assume responsibility for certain obligations retained by CHS should CHS fail to pay or perform its retained obligations.

Risks Related to Our Common Stock

Anti-takeover provisions in our organizational documents could delay or prevent a change in control.

Certain provisions of our amended and restated certificate of incorporation and our amended and restated by-laws may delay or prevent a merger or acquisition that a stockholder may consider favorable. For example, our amended and restated certificate of incorporation and our amended and restated by-laws, among other things, authorize our Board of Directors (the “Board”) to issue one or more series of preferred stock, prohibit our shareholders from calling a special meeting of shareholders and provide that Delaware is the sole and exclusive forum for certain types of legal proceedings initiated by our shareholders. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price. In addition, we are subject to Section 203 of the Delaware General Corporation Law which may have an anti-takeover effect with respect to transactions not approved in advance by our Board, including discouraging takeover attempts that could have resulted in a premium over the market price for shares of our common stock.

Under the Tax Matters Agreement, we are required not to enter into any transaction involving an acquisition of our common stock, issuance of our common stock or any other transaction or, to the extent we have the right to prohibit it, to permit any such transaction, that could cause the distribution of our common stock to CHS shareholders to be taxable.  We also agreed to indemnify CHS for any tax resulting from any such transactions. Generally, CHS will recognize taxable gain on the distribution of our common stock if there are one or more acquisitions or issuances of our common stock, directly or indirectly, representing 50% or more, measured by vote or value, of our then-outstanding common stock, and the acquisition or issuance is deemed to be part of a plan or series of related transactions that include the distribution of common stock to CHS shareholders.  Any such shares of our common stock acquired, directly or indirectly, within two years before or after the Spin-off date, with exceptions, including public trading by less-than-5% shareholders and certain compensatory stock issuances, will generally be presumed to be part of such a plan unless that presumption is rebutted. As a result, our obligations may discourage, delay or prevent a change of control of our company.

We do not plan to pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends in the future.

We do not currently plan to pay a regular dividend on our common stock. The declaration of any future cash dividends and, if declared, the amount of any such dividends will be subject to our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and to the discretion of our Board. Our Board may take into account such matters as general business conditions, industry practice, our financial condition and performance, our future prospects, our cash needs and capital investment plans, income tax consequences, applicable law and such other factors as our Board may deem relevant. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence the payment of dividends.

The percentage ownership in our common stock of each shareholder may become diluted in the future.

As with any public company, the percentage ownership of our company held by an individual shareholder may become diluted because of equity issuances for acquisitions, capital market transactions or equity awards, which we may grant to officers, directors and certain of our employees.  From time to time, we will issue additional options or other stock-based awards to our employees under our employee benefits plans.  Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.

In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our Board generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

Corporate Office

Our corporate office is located in Brentwood, Tennessee, which is a suburb of Nashville, and our address is 1573 Mallory Lane, Brentwood, TN 37027.  We occupy one building that consists of approximately 87,000 square feet of leased office space.  QHR, our hospital management advisory and healthcare consulting services business, is also located in the same building.  We account for the corporate office lease as a capital lease obligation.  The term of the lease, including all term extensions, expires in 2038.

Hospitals

A summary of information about our hospitals as of December 31, 2016 follows:

State / Hospital	City	Licensed Beds (1)	Ownership Type

Alabama (14)
Cherokee Medical Center	Centre	60	Owned
DeKalb Regional Medical Center	Fort Payne	134	Owned
L.V. Stabler Memorial Hospital	Greenville	72	Owned
Arkansas (14)
Forrest City Medical Center	Forrest City	118	Leased	(2)
Helena Regional Medical Center	Helena	155	Leased	(3)
California
Barstow Community Hospital	Barstow	30	Owned
Watsonville Community Hospital	Watsonville	106	Owned
Georgia (14)
Trinity Hospital of Augusta	Augusta	231	Leased / Joint Venture	(4) (5)
Fannin Regional Hospital	Blue Ridge	50	Joint Venture	(6)
Clearview Regional Medical Center	Monroe	77	Owned
Illinois (14)
Union County Hospital (7)	Anna	25	Leased	(8)
MetroSouth Medical Center	Blue Island	314	Owned
Galesburg Cottage Hospital	Galesburg	173	Owned
Gateway Regional Medical Center	Granite City	338	Owned
Heartland Regional Medical Center	Marion	98	Owned
Crossroads Community Hospital	Mt. Vernon	47	Owned
Red Bud Regional Hospital (7)	Red Bud	25	Owned
Vista Medical Center East	Waukegan	229	Owned
Vista Medical Center West (9)	Waukegan	70	Owned
Kentucky (14)
Kentucky River Medical Center	Jackson	55	Leased	(10)
Three Rivers Medical Center	Louisa	90	Owned
Paul B. Hall Regional Medical Center	Paintsville	72	Joint Venture	(11)
Nevada (14)
Mesa View Regional Hospital (7)	Mesquite	25	Owned
New Mexico
Mimbres Memorial Hospital (7)	Deming	25	Owned
Alta Vista Regional Hospital	Las Vegas	54	Owned
North Carolina (14)
Martin General Hospital	Williamston	49	Leased	(12)
Ohio (14)
Affinity Medical Center	Massillon	156	Owned
Oregon (14)
McKenzie - Willamette Medical Center	Springfield	113	Joint Venture	(13)

State / Hospital	City	Licensed Beds (1)	Ownership Type

Pennsylvania
Lock Haven Hospital	Lock Haven	47	Owned
Sunbury Community Hospital	Sunbury	70	Owned
Tennessee (14)
Henderson County Community Hospital	Lexington	45	Owned
McKenzie Regional Hospital	McKenzie	45	Owned
Texas
Big Bend Regional Medical Center (7)	Alpine	25	Owned
Scenic Mountain Medical Center	Big Spring	150	Owned
Utah
Mountain West Medical Center	Tooele	44	Owned
Wyoming
Evanston Regional Hospital	Evanston	42	Owned
Total number of licensed beds at December 31, 2016		3,459
Total number of hospitals at December 31, 2016		36
(1)	Licensed beds are defined as the number of beds for which the appropriate state agency licenses a hospital, regardless of whether the beds are actually available for patient use.
(2)	Prepaid lease expiring on February 28, 2046.
(3)	Prepaid lease expiring on January 1, 2025.
(4)	We hold a 90.04% majority ownership, as determined on December 31, 2016.
(5)	Prepaid lease expiring on December 31, 2029.
(6)	We hold a 98.21% majority ownership, as determined on December 31, 2016.
(7)	Designated by CMS as a critical access hospital.
(8)	Prepaid lease expiring on October 31, 2036.
(9)	Includes psychiatric and rehabilitation licensed beds.
(10)	Operating lease obligation expiring on June 30, 2022.
(11)	We hold a 97.08% majority ownership, as determined on December 31, 2016.
(12)	Prepaid lease expiring on October 31, 2028.
(13)	We hold a 92.24% majority ownership, as determined on December 31, 2016.
(14)	Represents a state with CON laws.

Item 3.Legal Proceedings

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

Healthcare facilities are also subject to the regulation and oversight of various federal and state governmental agencies. The healthcare industry has seen numerous ongoing investigations related to compliance and billing practices and hospitals, in particular, continue to be the subject of governmental fraud and abuse programs and a primary enforcement target for the OIG and DOJ.  From time to time, we detect issues of non-compliance with federal healthcare laws pertaining to claims submission and reimbursement payment practices or financial relationships with physicians.  We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by CMS and the OIG. Participating in voluntary repayment of claims and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.  Additionally, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against healthcare facilities that submit false claims for payments to, or improperly retain overpayments from, governmental payors.  Some states have adopted similar state whistleblower and false claims provisions. Qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could lead to proceedings without our knowledge. Certain of our healthcare facilities have received, and from time to time other healthcare facilities may receive, inquiries or subpoenas from fiscal intermediaries or federal and state agencies.  Any proceedings against us may involve potentially substantial settlement amounts, as well as the possibility of civil, criminal, or administrative fines, penalties or other sanctions which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements from the offending healthcare company. Depending on how the underlying conduct is interpreted by the inquiring or investigating federal or state agency, the resolution could have a material adverse effect on our results of operations, financial position and cash flows.

In connection with the Spin-off, CHS agreed to indemnify us for certain liabilities relating to outcomes or events occurring prior to the Spin-off, including (i) certain claims and proceedings known to be outstanding on or prior to the Spin-off and (ii) certain claims, proceedings and investigations by governmental authorities or private plaintiffs related to activities occurring at or related to our healthcare facilities prior to the Spin-off , but only to the extent, in the case of clause (ii), that such claims are covered by insurance policies maintained by CHS, including professional and general liability and workers’ compensation liability.  Additionally, CHS will continue to be responsible for certain Health Management Associates, Inc. (“HMA”) legal matters covered by its contingent value rights agreement that relate to the four HMA hospitals spun-off to us.  Notwithstanding the foregoing, CHS has not indemnified us in respect of any claims or proceedings arising out of, or related to, the business operations of QHR at any time or our compliance with the CIA with the OIG.  Subsequent to the Spin-off, the OIG entered into an “Assumption of CIA Liability Letter” with us reiterating the applicability of the CIA to certain of our hospitals, although the OIG declined to enter into a separate agreement with us.

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

We have included a discussion of specific legal proceedings below, some of which may not be required to be disclosed in this Part I, Item 3 under SEC rules due to the nature of our business; however, we believe that the discussion of these open legal matters may provide useful information to security holders or the other readers of this Annual Report on Form 10-K. The proceedings discussed below do not include claims and lawsuits covered by professional and general liability or employment practices insurance and risk retention programs. The legal matters referenced below are also discussed in Note 19 — Commitments and Contingencies in the accompanying financial statements.

Government Investigations

For the legal matters below, we cannot at this time assess what the outcome may be and are further unable to determine any estimate of loss or range of loss.  The matters below are at a preliminary stage.  Because of this and other factors, there are not sufficient facts available to make these assessments.

•

Tooele, Utah — Physician Compensation. On May 5, 2016, our hospital in Tooele, Utah received a Civil Investigative Demand (“CID”) from the Office of the United States Attorney in Salt Lake City, Utah concerning allegations that the hospital and clinic corporation submitted or caused to be submitted false claims to the government for services referred by physicians with whom the hospital and clinic had inappropriate financial relationships which allegedly violated federal law. The CID requested records and documentation concerning physician compensation. We are fully cooperating with this investigation.

•

Blue Island, Illinois — Patient Status. On October 9, 2015, our hospital in Blue Island, Illinois received a CID from the Office of the United States Attorney in Chicago, Illinois concerning allegations of upcoding observation and other outpatient services and improperly falsifying inpatient admission orders. The CID requests medical records and documentation concerning status change from observation to inpatient. We are fully cooperating with this investigation.

Commercial Litigation and Other Lawsuits

•

Aparna Rao, Individually and On Behalf of All Others Similarly Situated, v. Quorum Health Corporation, Thomas D. Miller and Michael J. Culotta.  On September 9, 2016, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against our company and certain of our officers. The amended complaint purports to be brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of our company between May 2, 2016 and August 10, 2016 and alleges that we and certain of our officers violated federal securities laws, including Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of our company’s business, operations and compliance policies. Defending ourselves against these allegations could potentially entail significant cost and could require significant attention from our management. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss. Under some circumstances, any losses incurred in connection with adverse outcomes in this matter could be material.

•

Quorum Health Resources, LLC v. Hancock Medical Center. The matter relates to an arbitration claim and counterclaim for breach of contract and negligence arising out of a Management Services Agreement between QHR and the hospital. Arbitration in this case began on April 11, 2016 and concluded on April 22, 2016.  On July 28, 2016, the arbitrator returned an Interim Award of $9.4 million in favor of Hancock Medical Center on various claims at issue in the arbitration. Both parties filed a motion for reconsideration of the Interim Award. On January 15, 2017, the arbitrator returned a final award of $12.6 million.  The award is subject to a self-insured retention and excess insurance arrangements limiting our liability to $5.0 million. As of December 31, 2016, we had a liability of $12.6 million and an insurance receivable of $8.9 million related to this matter.  The award was paid in full on February 15, 2017.

•

United Tort Claimants v. Quorum Health Resources, LLC (U.S. Bankruptcy Court for the District of New Mexico); Douthitt-Dugger, et al. v. Quorum Health Resources, LLC (Bernalillo County, New Mexico District Court).  Plaintiffs in these cases underwent surgical procedures at Gerald Champion Regional Medical Center in New Mexico that they contend were experimental and performed by an unqualified doctor.  Their lawsuits, originally filed on June 11, 2010, against the doctors, QHR and the hospital are pending in state court and in federal bankruptcy court in New Mexico.  Subject to an adverse result in the insurance coverage litigation referenced below, in 2012, QHR resolved plaintiffs’ claims for QHR’s liability exceeding insurance limits, and for liability not covered by insurance, for $5.1 million.  Litigation of plaintiffs’ claims against QHR has continued, and the trial of the claims of most of the plaintiffs is proceeding in phases in a bankruptcy court bench trial.  During the liability phase, on December 23, 2016, the federal bankruptcy court in New Mexico ruled that QHR was 16.5% at fault for plaintiffs’ injuries.  The final phase, to determine plaintiffs’ damages and QHR offsets, is likely to be tried later in 2017.  The New Mexico state court has set March 8, 2018 as the trial date for plaintiffs’ claims against QHR.  QHR is vigorously defending the actions.  QHR’s insurer Lexington Insurance Company is providing a defense in these cases, subject to a reservation of rights.  Lexington has sued QHR in Williamson County, Tennessee seeking a declaration that plaintiffs’ claims and the cost of defending QHR are not covered by Lexington. (Lexington Insurance Company v. Quorum Health Resources, LLC, et al. (Williamson County, Tennessee Chancery Court))  No trial date has been set for Lexington’s claim against QHR to nullify insurance coverage, which QHR also is vigorously defending.

Corporate Integrity Agreement

On August 4, 2014, CHS became subject to the terms of a five-year CIA with the OIG arising from a civil settlement with the U.S. Department of Justice, other federal agencies and identified relators that concluded previously announced investigations and litigation related to short stay admissions through emergency departments at certain of their affiliated hospitals.  The OIG has required us to be bound by the terms of the CHS CIA commencing on the Spin-off date and applying to us for the remainder of the five-year compliance term required of CHS, which terminates on August 4, 2019.

The compliance measures and the reporting and auditing requirements contained in the CIA include:

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

A material, uncorrected violation of the CIA could lead to our suspension or disbarment from participation in Medicare, Medicaid and other federal and state healthcare programs. In addition, we are subject to possible civil penalties if we fail to substantially comply with the terms of the CIA, including stipulated penalties ranging from $1,000 to $2,500 per day.  We are also subject to a stipulated penalty of $50,000 for each false certification by us or any individual or entity on behalf of us in connection with reports required under the CIA.  The CIA increases the amount of information we are required to provide to the federal government regarding our healthcare practices and our compliance with federal regulations.  We believe that we are currently operating our business in compliance with the CIA and are unaware of any historical actions on our part that could represent a violation under the terms of the CIA.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the NYSE under the symbol “QHC”. The high and low sales prices per share of our common stock for the quarterly periods from May 2, 2016, the date our common stock began “regular-way” trading, through April 7, 2017 were as follows:

	High	Low

2017:
First quarter	$9.46	$5.12
April 1, 2017 through April 7, 2017	5.57	4.85

2016:
May 2, 2016 through June 30, 2016	$13.52	$8.82
Third quarter	11.59	4.12
Fourth quarter	8.24	3.75

On April 7, 2017, the last reported sales price for our common stock on the NYSE was $4.93 per share.

Stockholders

As of April 7, 2017, there were 148 holders of record of shares of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any cash dividends on our common stock. Our Board will evaluate our future results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends.  Delaware law prohibits us from paying any dividends unless we have capital surplus or net profits available for this purpose. In addition, we are restricted by the terms of our existing indebtedness, including our credit agreements and Senior Notes, on our ability to pay dividends.

Stock Performance

The graph below compares the quarterly percentage change of cumulative total stockholder return on our common stock with (1) the cumulative total return of a broad equity market index, the Russell 2000 Index (the “Broad Index”) and (2) the cumulative total return of a published industry index, the S&P Health Care Facilities Index (the “Industry Index”). The graph begins on May 2, 2016, the first day of regular-way trading of our common stock.  The comparison assumes the investment of $100 on such date in each of our common stock, the Broad Index and the Industry Index and assumes the reinvestment of all dividends, if any.

The following table presents the corresponding data for the periods shown in the graph:

	May 2,	June 30,	September 30,	December 31,
	2016	2016	2016	2016

Quorum Health Corporation	$100.00	$81.88	$47.94	$55.58
Russell 2000	100.00	100.96	109.71	118.95
S&P 500 Healthcare Facilities	100.00	96.51	92.70	87.17

Recent Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth certain information with respect to purchases made by us of our own common stock during the three months ended December 31, 2016:

			Total Number of	Maximum Number
		Weighted	Shares Purchased	of Shares that May
	Total Number	Average Price	as Part of Publicly	Yet be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
2016 Period	Purchased (1)	Share	or Programs	or Programs

October 1, 2016 - October 31, 2016	1,140	$6.27	—	—
November 1, 2016 - November 20, 2016	—	—	—	—
December 1, 2016 - December 31, 2016	275	6.64	—	—
Total	1,415	6.34	—	—
(1)	Includes shares acquired by us of our own common stock in connection with the satisfaction of tax withholding obligations on vested restricted stock.

Item 6.Selected Financial Data

We have set forth in the tables below selected financial data that has been derived from our audited consolidated and combined financial statements as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.  These financial statements may not necessarily be indicative of our results of operations, financial position and cash flows that would have occurred if we operated on a stand-alone basis during the entirety of the periods presented herein.

Consolidated and combined is used to define our financial statements for the reported periods presented herein.  Our financial statements include amounts and disclosures related to the stand-alone financial statements and accounting records of QHC after the Spin-off (“consolidated”) in combination with amounts and disclosures that have been derived from the consolidated financial statements and accounting records of CHS for the periods prior to the completion of the Spin-off (“combined”).

You should read the information below in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.  Financial Statements and Supplementary Data” that are included in this Annual Report on Form 10-K.  Certain prior period amounts have been reclassified to conform to the current presentation.  Certain information in the table entitled “Other Financial and Operating Data” is derived from our consolidated and combined operations and is unaudited (dollars in thousands, except earnings per share):

	Year Ended December 31,
	2016	2015	2014	2013	2012

Statements of income data:
Operating revenues, net of contractual allowances and discounts	$2,419,053	$2,445,858	$2,410,002	$2,235,437	$2,151,672
Provision for bad debts	280,586	258,520	264,502	287,822	260,005
Net operating revenues	2,138,467	2,187,338	2,145,500	1,947,615	1,891,667
Operating costs and expenses:
Salaries and benefits	1,057,119	1,016,696	1,012,618	957,086	932,182
Supplies	258,639	249,792	244,590	226,561	218,729
Other operating expenses	645,802	634,233	619,808	557,783	544,295
Depreciation and amortization	117,288	128,001	127,593	106,557	97,149
Rent	49,883	48,729	48,319	43,092	39,786
Electronic health records incentives earned	(11,482)	(25,779)	(44,660)	(34,026)	(34,660)
Legal, professional and settlement costs	7,342	—	30,374	20,544	2,161
Impairment of long-lived assets and goodwill	291,870	13,000	1,000	8,000	7,000
Loss on sale of hospitals, net	2,150	—	—	—	—
Transaction costs related to the Spin-off	5,488	16,337	—	—	—
Total operating costs and expenses	2,424,099	2,081,009	2,039,642	1,885,597	1,806,642
Income (loss) from operations	(285,632)	106,329	105,858	62,018	85,025
Interest expense, net	113,440	98,290	92,926	99,465	97,942
Income (loss) before income taxes	(399,072)	8,039	12,932	(37,447)	(12,917)
Provision for (benefit from) income taxes	(53,875)	3,304	5,579	(12,102)	(4,099)
Net income (loss)	(345,197)	4,735	7,353	(25,345)	(8,818)
Less: Net income (loss) attributable to noncontrolling interests	2,491	3,398	(448)	(1,323)	(1,523)
Net income (loss) attributable to Quorum Health Corporation	$(347,688)	$1,337	$7,801	$(24,022)	$(7,295)

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(12.24)	$0.05	$0.27	$(0.85)	$(0.26)
Weighted-average shares outstanding:
Basic and diluted	28,413,247	28,412,054	28,412,054	28,412,054	28,412,054

	December 31,
	2016	2015	2014	2013	2012

Balance sheets data:
Cash and cash equivalents	$25,455	$1,106	$2,559	$873	$1,357
Patient accounts receivable, net	380,685	390,890	374,252	314,016	289,489
Property and equipment, net	733,900	880,249	913,312	871,637	883,822
Total assets	1,994,370	2,294,856	2,368,439	2,062,525	1,997,513
Long-term debt, including current maturities and Due to Parent, net	1,246,825	1,824,323	1,781,360	1,535,677	1,512,244
Other long-term liabilities, including deferred income taxes	140,470	149,171	214,581	194,236	192,156
Total liabilities	1,771,994	2,269,955	2,358,159	2,052,214	1,982,183
Redeemable noncontrolling interests	6,807	8,958	2,362	3,131	4,625
Total equity	215,569	15,943	7,918	7,180	10,705

	Year Ended December 31,
	2016	2015	2014	2013	2012

Statements of cash flow data:
Cash flows from operating activities	$81,086	$42,889	$43,044	$90,114	$69,589
Cash flows from investing activities	(73,146)	(78,592)	(272,098)	(129,473)	(206,538)
Cash flows from financing activities	16,409	34,250	230,740	38,875	136,735
Net change in cash and cash equivalents	$24,349	$(1,453)	$1,686	$(484)	$(214)

Other financial and operating data:
Net inpatient revenues, before the provision for bad debts	$1,033,065	$1,008,139	$1,058,572	$982,669	$923,182
Net outpatient revenues, before the provision for bad debts	$1,280,912	$1,323,853	$1,237,625	$1,132,448	$1,099,113
Adjusted EBITDA (1)	$162,922	$263,667	$264,825	$197,119	$191,335
Adjusted EBITDA, Adjusted for Divestitures (1)	$181,852	$269,024	$267,007	$197,119	$191,335
Number of licensed beds at end of period (2)	3,459	3,582	3,635	3,390	3,602
Admissions (3)	95,313	98,378	101,217	97,686	103,271
Adjusted admissions (4)	235,263	240,841	236,228	212,557	218,447
Emergency room visits (5)	726,155	730,021	685,530	575,850	574,483
Medicare case mix index (6)	1.38	1.34	1.33	1.34	1.30
(1)

EBITDA is a non-GAAP financial measure that consists of net income (loss) attributable to Quorum Health Corporation before interest, income taxes, depreciation and amortization and after adding back net income (loss) attributable to noncontrolling interests.  Adjusted EBITDA, also a non-GAAP financial measure, is EBITDA adjusted to add back the effect of certain legal, professional and settlement costs, impairment of long-lived assets and goodwill, net loss on sale of hospitals, transaction costs related to the Spin-off, severance costs for post-spin headcount reductions and the change in estimate related to collectability of patient accounts receivable.  We use Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by our management to assess the operating performance of our hospital operations business and to make decisions on the allocation of resources. Additionally, management utilizes Adjusted EBITDA in assessing our consolidated results of operations and in comparing our results of operations between periods.  Adjusted EBITDA, Adjusted for Divestitures, also a non-GAAP financial measure, is further adjusted to exclude the effect of negative EBITDA of hospitals divested. We present Adjusted EBITDA and Adjusted EBITDA, Adjusted for Divestitures because management believes these measures provide investors and other users of our financial statements with additional information about how management assesses the results of operations.

Adjusted EBITDA and Adjusted EBITDA, Adjusted for Divestitures are not measurements of financial performance under U.S. GAAP.  These calculations should not be considered in isolation or as a substitute for net income, operating income or any other measure calculated in accordance with U.S. GAAP.  The items excluded from Adjusted EBITDA and Adjusted EBITDA, Adjusted for Divestitures are significant components in understanding and evaluating the Company’s financial performance.  Management believes such adjustments are appropriate, as the magnitude and frequency of such items can vary significantly and are not related to the assessment of normal operating performance. Additionally, our calculation of Adjusted EBITDA and Adjusted EBITDA, Adjusted for Divestitures may not be comparable to similarly titled measures reported by other companies.

Our credit agreements use Adjusted EBITDA Adjusted for Divestitures, subject to further permitted adjustments, for certain financial covenants.  Management believes that it is useful to present Adjusted EBITDA and Adjusted EBITDA, Adjusted for Divestitures

because these measures, as defined, provide investors with additional information about our ability to incur and service debt and make capital expenditures.

The following table reconciles Adjusted EBITDA and Adjusted EBITDA, Adjusted for Divestitures, each as defined above, to net income (loss) attributable to Quorum Health Corporation, the most directly comparable U.S. GAAP financial measure, as derived directly from our consolidated and combined financial statements for the respective periods (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012

Adjusted EBITDA components:
Net income (loss) attributable to Quorum Health Corporation	$(347,688)	$1,337	$7,801	$(24,022)	$(7,295)
Net income (loss) attributable to noncontrolling interests	2,491	3,398	(448)	(1,323)	(1,523)
Interest expense, net	113,440	98,290	92,926	99,465	97,942
Provision for (benefit from) income taxes	(53,875)	3,304	5,579	(12,102)	(4,099)
Depreciation and amortization	117,288	128,001	127,593	106,557	97,149
EBITDA	(168,344)	234,330	233,451	168,575	182,174
Legal, professional and settlement costs	7,342	—	30,374	20,544	2,161
Impairment of long-lived assets and goodwill	291,870	13,000	1,000	8,000	7,000
Loss on sale of hospitals, net	2,150	—	—	—	—
Transaction costs related to the Spin-off	5,488	16,337	—	—	—
Severance costs for post-spin headcount reductions	1,617	—	—	—	—
Change in estimate related to collectability of patient accounts receivable	22,799	—	—	—	—
Adjusted EBITDA	162,922	263,667	264,825	197,119	191,335
Negative EBITDA of divested hospitals (7)	18,930	5,357	2,182	—	—
Adjusted EBITDA, Adjusted for Divestitures	$181,852	$269,024	$267,007	$197,119	$191,335
(2)	Licensed beds are the number of beds for which the appropriate state agency licenses a hospital regardless of whether the beds are actually available for patient use.

(3)	Admissions represent the number of patients admitted for inpatient services.

(4)	Adjusted admissions are computed by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(5)	Emergency room visits represent the number of patients registered and treated in our emergency rooms.

(6)

Medicare case mix index is a relative value assigned to a diagnosis-related group of patients that is used in determining the allocation of resources necessary to treat the patients in that group.  Medicare case mix index is calculated as the average case mix index for all Medicare admissions during the period.

(7)	The hospitals divested during the year ended December 31, 2016 were hospitals that we acquired from CHS as part of the HMA acquisition, which occurred on January 27, 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations, financial condition and cash flows, together with the audited consolidated and combined financial statements and the accompanying notes included in this Annual Report on Form 10-K. The financial information discussed may not necessarily reflect what our results of operations, financial position and cash flows would have been had we been a stand-alone company for the entirety of the periods presented herein or what our results of operations, financial condition and cash flows may be in the future.

All references to our financial statements, results of operations, financial condition, financial position, cash flows, liquidity, indebtedness and our business refer to the results of QHC derived from the audited consolidated and combined financial statements and the accompanying notes included in “Item 8.  Financial Statements and Supplementary Data”.  All references to our financial outlook refer to the anticipated unaudited consolidated results of QHC derived from management’s best estimate as of the date of filing of this Annual Report on Form 10-K.

Forward Looking Statements

Some of the matters discussed in this Annual Report on Form 10-K include forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements.

These factors include, but are not limited to, the following:

•	general economic and business conditions, both nationally and in the regions in which we operate;
•	risks associated with our substantial indebtedness, leverage and debt service obligations, including our ability to comply with our debt covenants, including the CS Amendment;
•	the ability to achieve the anticipated benefits of the Spin-off;
•

the impact of the 2016 federal elections, which may lead to the repeal of or significant changes to the Affordable Care Act, their implementation or their interpretation, as well as changes in other federal, state or local laws or regulations affecting the healthcare industry;

•	the extent to which states support or implement changes to Medicaid programs, implement Exchanges or alter the provision of healthcare to state residents through regulation or otherwise;
•	the extent of which regulatory and economic changes occur in Illinois, where a material portion of our revenues are concentrated:
•

the success and long-term viability of Exchanges, which may be impacted by whether a sufficient number of payors participate as well as the impact of the 2016 federal elections on the Affordable Care Act;

•	demographic changes;
•	the failure to comply with governmental regulations;
•

the impact of certain outsourcing functions, and the ability of CHS, as provider of our billing and collection services pursuant to the transition services agreements to timely and appropriately bill and collect;

•

the potential adverse impact of known and unknown government investigations, internal investigations, investor demands for investigation, audits, and federal and state false claims act litigation and other legal proceedings, including the recent shareholder litigation against our company and certain of our officers and threats of litigation, as well as the significant costs and attention from management required to address such matters;

•

our ability, where appropriate, to enter into, maintain and comply with provider arrangements with payors and the terms of these arrangements, which may be further impacted by the increasing consolidation of health insurers and managed care companies;

•	changes in reimbursement rates paid by federal or state healthcare programs, including Medicare and Medicaid, or commercial payors, and the timeliness of reimbursement payments:
•	any potential impairments in the carrying values of long-lived assets and goodwill or the shortening of the useful lives of long-lived assets;
•	the effects related to the continued implementation of the sequestration spending reductions and the potential for future deficit reduction legislation;

•

increases in the amount and risk of collectability of patient accounts receivable, including lower collectability levels which may result from, among other things, self-pay growth in states that have not expanded Medicaid and difficulties in collecting payments for which patients are responsible, including co-pays and deductibles;

•

the efforts of healthcare insurers, providers and others to contain healthcare costs, including the trend toward treatment of patients in less acute or specialty healthcare settings and the increased emphasis on value-based purchasing;

•

our ongoing ability to demonstrate meaningful use of certified EHR technology and recognize income for the related Medicare or Medicaid incentive payments, to the extent such payments have not expired;

•

increases in wages as a result of inflation or competition for highly technical positions and rising medical supply and drug costs due to market pressure from pharmaceutical companies and new product releases;

•	liabilities and other claims asserted against us, including self-insured malpractice claims;
•	competition;
•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers;
•	changes in medical or other technology;
•	changes in U.S. generally accepted accounting principles, including the impacts of adopting newly issued accounting standards;
•	the availability and terms of capital to fund additional acquisitions or replacement facilities or other capital expenditures;
•

our ability to successfully make acquisitions or complete divestitures and the timing thereof, our ability to complete any such acquisitions or divestitures on desired terms or at all, and our ability to realize the intended benefits from any such acquisitions or divestitures;

•	the impact of seasonal or severe weather conditions or earthquakes;
•	our ability to obtain adequate levels of professional, general liability and workers’ compensation insurance;
•	the effects related to outbreaks of infectious diseases;
•	the impact of external, criminal cyber-attacks or security breaches;
•	our ability to manage effectively our arrangements with third-party vendors for key non-clinical business functions and services;
•	our ability to maintain certain accreditations at our existing facilities and any future facilities we may acquire; and
•	the risk factors included in “Item 1A. Risk Factors”.

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

Overview

As of December 31, 2016, we owned or leased 36 hospitals across 16 states with an aggregate of 3,459 licensed beds.  Our hospitals provide a broad range of general hospital healthcare services and outpatient healthcare services, including general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services.  For the hospitals that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve.  We also operate QHR, a leading hospital management advisory and healthcare consulting services business. For our management advisory and consulting services business, we are paid by the non-affiliated hospitals utilizing our services.  Over 95% of our net operating revenues are attributable to our hospital operations business.

Business Strategy Summary

Our business strategy is focused on the following key objectives:

•	refine our portfolio to include high-quality, profitable hospitals and outpatient service facilities;

•	expand the breadth and capacity of the specialty care service lines and outpatient services we offer;
•	enhance patient safety, quality of care and satisfaction at our healthcare facilities;
•	improve the operating and financial performance of our hospital operations business;
•	improve financial results by pursuing the sale of underperforming hospitals; and
•	grow our revenues through selective acquisitions.

Our business strategy includes an ongoing strategic review of our hospitals based upon analysis of financial performance, current competitive conditions, expected demographic trends, joint venture opportunities and capital allocation requirements.  As part of this strategy, we are actively engaging in initiatives, among others, to divest underperforming hospitals, reduce our debt and refine our portfolio to a more sustainable group of hospitals with higher operating margins.  We sold two hospitals in December 2016 for combined proceeds of $13.7 million, one hospital in March 2017 for $4.3 million, and have targeted an additional six hospitals that we intend to divest in the next twelve months.  For the year ended December 31, 2016, these nine hospitals had $60.0 million of net operating losses. See “— Overview — Recent Divestiture Activity” below for additional information on our divestitures activities.

Our strategic review process is ongoing and we may be unable to divest or realize proceeds from the sale of any or all hospitals we consider for divestiture.  We may also be subject to impairment charges in the future as a result of our ongoing strategic review process.

2016 Operational Summary

Our net operating revenues for the year ended December 31, 2016 totaled $2,138.5 million compared to $2,187.3 million for the year ended December 31, 2015.  In 2016, we had a loss from operations of $285.6 million, compared with income from operations of $106.3 million in 2015.  Our net losses in 2016 following the Spin-off were primarily due to: (1) $291.9 million of impairment charges related to our hospital operations business, consisting of $166.9 million of impairment to long-lived assets and $125.0 million of impairment to goodwill; (2) a $22.8 million reduction in net operating revenues as a result of a change in estimate related to collectability of patient accounts receivable; (3) higher than expected operating costs associated with the transition services agreements with CHS and other third-party contracts in comparison to the allocated costs from CHS during the carve-out period; and (4) the net operating losses from the hospitals that we have targeted for divestiture, which includes two hospitals divested in December 2016, one hospital divested in March 2017 and an additional six hospitals that we intend to divest in the next twelve months. In addition, we incurred $7.3 million of legal, professional and settlement costs primarily related to a QHR legal matter, $2.2 million of net loss on the sales of two hospitals in December 2016 and $5.5 million of transaction costs related to the Spin-off.  Our 2015 operating costs and expenses included $13.0 million of impairment to long-lived assets, also related to our hospital operations business, and $16.3 million of transaction costs related to the Spin-off.  Our admissions and adjusted admissions decreased 3.1% and 2.3%, respectively, in 2016 when compared to 2015. The decreases in admissions and adjusted admissions for the nine hospitals of the divestiture group were 9.2% and 7.5%, respectively, in 2016 when compared to 2015.

2016 Impairments

The following table provides a summary of the impairment charges recorded during the year ended December 31, 2016 subsequent to the Spin-off (in thousands):

						Total
						Goodwill
	Property	Capitalized		Total		and
	and	Software	Medicare	Long-lived		Long-lived
	Equipment	Costs	Licenses	Assets	Goodwill	Assets

Second quarter of 2016 impairment:
Held for sale assets	$9,789	$4,411	$—	$14,200	$5,000	$19,200
Held for use assets	31,200	—	—	31,200	—	31,200
Preliminary step two goodwill impairment estimate	—	—	—	—	200,000	200,000
Total impairment recorded in second quarter of 2016	40,989	4,411	—	45,400	205,000	250,400
Fourth quarter of 2016 impairment:
Final step two goodwill impairment and long-lived asset analysis using September 30, 2016 measurement date:
Held for sale assets	1,386	14	—	1,400	—	1,400
Held for use assets	70,470	10,830	—	81,300	(80,000)	1,300
Further decline in held for use assets using December 31, 2016 measurement date	32,723	3,677	2,370	38,770	—	38,770
Total impairment recorded in fourth quarter of 2016	104,579	14,521	2,370	121,470	(80,000)	41,470
Total impairment recorded for the year ended December 31, 2016	$145,568	$18,932	$2,370	$166,870	$125,000	$291,870

During the second quarter of 2016 and subsequent to the Spin-off, management made a decision to classify certain hospitals as held for sale and evaluate other hospitals for divestiture.  As a result, we analyzed the long-lived assets of all of our hospitals to test for impairment and recorded $45.4 million of impairment related to long-lived assets in this quarter.  In addition, we evaluated the estimated relative fair value of the hospitals we classified as held for sale in relation to the overall fair value of our hospital operations reporting unit utilizing a September 30, 2015 measurement date, which was the measurement date of our most recent annual goodwill impairment analysis, and recognized $5.0 million of goodwill impairment in the second quarter of 2016.  In this same quarter, we identified certain indicators of goodwill impairment related to our hospital operations reporting unit and concluded that such indicators necessitated an interim goodwill impairment evaluation. The primary indicators were our declining market capitalization, as compared to the carrying value of equity, and a decrease in estimated future earnings of our hospital operations reporting unit. We performed a calculation of the overall fair value of this reporting unit in step one of the impairment test and concluded that the carrying value of the hospital operations reporting unit as of June 30, 2016 exceeded the estimated fair value.  We performed a preliminary step two calculation of goodwill impairment to determine the implied fair value of goodwill of the hospital operations reporting unit in a hypothetical purchase price allocation.  Based on this preliminary analysis, we estimated and recorded goodwill impairment of $200 million in the second quarter of 2016.

For step two goodwill impairment testing, we engaged a professional valuation firm to perform a hypothetical purchase price valuation of each of our hospitals utilizing a September 30, 2016 measurement date.  The results of the third-party valuation, which was completed in the fourth quarter of 2016, indicated that the carrying values of certain of our individual hospitals exceeded their fair values.  Considering these results to be an indicator of potential impairment and to assess whether any additional impairment of long-lived assets existed, we utilized a September 30, 2016 measurement date and the same professional valuation firm to perform an analysis of undiscounted cash flows for each hospital in which an indicator of impairment was identified.  Based on the results of these analyses, we recorded impairment of $82.7 million related to long-lived assets at certain of our hospitals and a downward adjustment to our previously recorded goodwill estimate by $80.0 million in the fourth quarter of 2016.  Our final assessment of goodwill impairment took into consideration the impairment adjustments to the carrying values of the hospital long-lived assets.  The net impact in the fourth quarter of 2016, in comparison to the $200 million estimate we recorded as of June 30, 2016, was $2.7 million of additional impairment beyond this initial estimate.

In addition to the above, we experienced a decline in operating results at several of our hospitals in the fourth quarter of 2016.  This led management to perform additional testing for impairment using a December 31, 2016 measurement date.  As a result of this analysis, we recorded additional impairment of $38.8 million related to held for use assets in the fourth quarter of 2016.  The carrying values of long-lived assets, including those classified as held for sale, are reported in our balance sheet net of these impairment charges as of December 31, 2016.

The Spin-off

On April 29, 2016, Quorum Health Corporation was formed as an independent company through a Spin-off from CHS of 38 hospitals, affiliated outpatient service facilities and QHR.  The Spin-off was accomplished through the distribution of 100% of QHC common stock to CHS stockholders of record on April 22, 2016.  Each CHS stockholder received a distribution of one share of QHC common stock for every four shares of CHS common stock held as of the Record Date, plus cash in lieu of fractional shares.  QHC common stock began trading on the NYSE under the ticker symbol “QHC” on May 2, 2016.

In connection with the Spin-off, we issued $400 million in aggregate principal amount of 11.625% Senior Notes due 2023 on April 22, 2016 and entered into a credit agreement on April 29, 2016, consisting of an $880 million senior secured term loan facility and a $100 million senior secured revolving credit facility, or on a combined basis referred to as the Senior Credit Facility.  In addition, we entered into a $125 million senior secured asset-based revolving credit facility.  The net offering proceeds of the Senior Notes, together with the net borrowings under the Term Loan Facility, were used to make a $1.2 billion payment from QHC to CHS and to pay our transaction and financing fees and expenses.

In connection with the Spin-off, we entered into certain agreements with CHS that governed or continue to govern matters related to the Spin-off.  These agreements include, among others, a Separation and Distribution Agreement, a Tax Matters Agreement and an Employee Matters Agreement. We also entered into various transition services agreements with CHS that define agreed upon services to be provided by CHS to QHC.  The transition services agreements have five year terms and include, among others, the provision for services related to information technology, payroll processing, certain human resources functions, patient eligibility screening, billing, collections and other revenue management services.

Pursuant to the terms of the Separation and Distribution Agreement, CHS made a non-cash capital contribution of $530.6 million and transferred $13.5 million of cash to us on the Spin-off date.  The cash transfer consisted of an agreed upon $20.0 million for the initial funding of our working capital, reduced by $6.5 million for the difference in estimated and actual financing fees and expenses incurred at the closing of the Spin-off.

The following table contains a summary of the major transactions to effect the Spin-off of QHC as a newly formed, independent company (dollars in thousands):

					Additional
	Long-Term	Due to	Common Stock		Paid-in	Parent's
	Debt	Parent, Net	Shares	Amount	Capital	Equity

Balance at April 29, 2016 (prior to the Spin-off)	$24,179	$1,813,836	—	$—	$—	$3,137
Borrowings of long-term debt, net of debt issuance discounts	1,255,464	—	—	—	—	—
Payments of debt issuance costs	(29,146)	—	—	—	—	—
Cash proceeds paid to Parent	—	(1,217,336)	—	—	—	—
Transfer of liabilities from Parent	—	(22,292)	—	—	—	—
Net deferred income tax liability resulting from the Spin-off	—	(46,783)	—	—	—	—
Non-cash capital contribution from Parent	—	(527,425)	—	—	530,562	(3,137)
Distribution of common stock	—	—	27,719,645	3	(3)	—
Distribution of restricted stock awards	—	—	692,409	—	—	—
Balance at April 29, 2016 (after the Spin-off)	$1,250,497	$—	28,412,054	$3	$530,559	$—

In the fourth quarter of 2016, QHC recorded certain adjustments to the opening balance sheet related to assets and liabilities transferred to QHC in the Spin-off.  The net effect of these adjustments was a $12.0 million increase in the non-cash capital contribution made to QHC by CHS, a $5.7  million increase in the liabilities transferred from Parent and a $14.9 million reduction to the net deferred tax liability transferred to us.  These fourth quarter adjustments were in addition to the amounts initially recorded in the second quarter of 2016.

The following table provides a summary of the sources and uses of cash directly related to our separation from CHS (in thousands):

Sources of cash:
Term Loan Facility, maturing 2022	$880,000
Senior Notes, maturing 2023	400,000
Cash transfer from CHS for initial funding of working capital, less adjustments	13,454
Total sources of cash	1,293,454
Uses of cash:
Payment to CHS for the businesses	(1,217,336)
Payments of debt issuance costs	(29,146)
Reduction in debt proceeds for debt issuance discounts	(24,536)
Transaction costs related to the Spin-off, as recorded in the statements of income	(21,825)
Total uses of cash	(1,292,843)
Net cash inflow	$611

In a letter dated October 12, 2016, R2 Investments, LDC requested that our Board conduct an investigation into certain matters related to the Spin-off, and to consider the possible assertion of legal claims based on the results of such investigation (the “R2 Letter”). After evaluating the R2 Letter, our Board voted to approve an investigation with respect to the matters and demands set forth therein. The investigation, which was conducted by three independent directors with the assistance of independent counsel, was completed on March 31, 2017.  Acting on behalf of our Board, the participating directors determined that it would not be in the best interest of the corporation and its shareholders to assert any legal claims related to the Spin-off. The costs associated with this investigation are recognized in legal, professional and settlement costs in our statements of income.

Agreements with CHS Related to the Spin-off

In connection with the Spin-off and effective as of the Spin-off date, we entered into certain agreements with CHS that at the time of Spin-off governed the allocation to us of various assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) that were previously part of CHS.  In addition, these agreements govern certain relationships and activities between us and CHS for a definitive period of time after the Spin-off date, as specified by each individual agreement.

A summary of these agreements follows:

•

Separation and Distribution Agreement.  This agreement governed the principal actions of both QHC and CHS that needed to be taken to effect the Spin-off. It sets forth other agreements that govern certain aspects of our relationship with CHS following the Spin-off.

•

Tax Matters Agreement.  This agreement governs respective rights, responsibilities and obligations of QHC and CHS after the Spin-off with respect to deferred tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state and local income taxes, other tax matters and related tax returns.

•

Employee Matters Agreement.  This agreement governs certain compensation and employee benefit obligations with respect to the employees and non-employee directors of QHC and CHS. It also allocated liabilities and responsibilities relating to employment matters, employee compensation, employee benefit plans and other related matters as of the Spin-off date.

In addition to the agreements referenced above, we entered into certain transition services agreements and other ancillary agreements with CHS defining agreed upon services, as specified by each agreement, to be provided by CHS to us commencing on the Spin-off date.  The agreements generally have terms of five years.

A summary of the major transition services agreements follows:

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

•

Receivables Collection Agreement.  This agreement defines services to be provided by CHS’ wholly-owned subsidiary, PASI, which currently serves as a third-party collection agency to us related to accounts receivable collections of both active and bad debt accounts of QHC hospitals, including both receivables that existed as of the Spin-off date and those that have occurred during the operating period since the Spin-off date.  Services include, but are not limited to, self-pay collections, insurance follow-up, collection letters and calls, payment arrangements, payment posting, dispute resolution and credit balance research.  Fees are based on the type of service and are calculated based on a percentage of recoveries.

•

Billing and Collection Agreement. This agreement defines services to be provided by CHS related to collections of certain accounts receivable generated from our outpatient healthcare services. Services include, but are not limited to, self-pay collections, insurance follow-up, collection letters and calls, payment arrangements, payment posting, dispute resolution and credit balance research. Fees are based on the type of service and are calculated based on a percentage of recoveries.

•

Employee Service Center Agreement. This agreement defines services to be provided by CHS related to payroll processing and human resources information systems support.  Fees are based on a fixed charge per employee headcount per month.

•

Eligibility Screening Services Agreement.  This agreement defines services to be provided by CHS for financial and program criteria screening related to Medicaid or other program eligibility for pure self-pay patients.  Fees are based on a fixed charge for each hospital receiving services.

For the year ended December 31, 2016, the total expenses we incurred related to the transition services agreements since the Spin-off date was $44.7 million and the allocations from CHS to us for these same services prior to the Spin-off date were $21.7 million, or on a combined basis the total expenses in 2016 were $66.4 million.  For the years ended December 31, 2015 and 2014, the allocated costs from CHS for these services were $60.2 million and $40.5 million, respectively.

We are currently engaged in preliminary discussions with CHS related to the transition of certain of our transition services agreements related to billing and collections and eligibility screening services.  We are seeking to bring these services in-house; however, we are unable to provide any assurances as to the timing of such an agreement or whether such agreement will be reached.

Recent Divestiture Activity

On March 31, 2017, we sold 60-bed Cherokee Medical Center and its affiliated outpatient facilities, located in Centre, Alabama, for $4.3 million.  For the years ended December 31, 2016, 2015 and 2014, our operating results included pre-tax losses of $5.0 million, $5.3 million and $4.2 million related to Cherokee.  In addition to the above, we recorded $3.9 million and $2.0 million of impairment to property, equipment and capitalized software costs of Cherokee during the years ended December 31, 2016 and 2015, respectively.  We do not expect the loss on sale of this hospital will be material, after consideration of the impairment charges recorded in 2016.

On March 30, 2017, we announced that we have a definitive agreement to sell 231-bed Trinity Hospital of Augusta and its affiliated outpatient facilities, located in Augusta, Georgia.  We currently anticipate completing the sale of this hospital in the second quarter of 2017.

On December 31, 2016, we sold 56-bed Barrow Regional Medical Center and its affiliated outpatient facilities, located in Winder, Georgia, for $6.6 million.  For the years ended December 31, 2016, 2015 and 2014, our operating results included pre-tax losses of $14.5 million, $6.2 million and $3.9 million related to Barrow.  In addition to the above, we recorded a $1.2 million net loss on the sale and $4.0 million of impairment to property, equipment and capitalized software costs of Barrow during the year ended December 31, 2016.

On December 1, 2016, we sold 64-bed Sandhills Regional Medical Center and its affiliated outpatient facilities, located in Hamlet, North Carolina, for $7.2 million.  For the years ended December 31, 2016, 2015 and 2014, our operating results included pre-tax losses of $6.9 million, $2.0 million and $2.3 million related to Sandhills. In addition to the above, we recorded a $1.0 million net loss on the sale and $4.8 million of impairment to property, equipment and capitalized software costs of Sandhills during the year ended December 31, 2016.

We utilized the total proceeds of $18.0 million from our three completed divestitures to pay down our Term Loan Facility.  As a result, our next required principal payment is due in December 2018.

Affordable Care Act

The Affordable Care Act, as currently structured, mandates that substantially all U.S. citizens maintain health insurance coverage, while expanding access to coverage through a combination of private sector health insurance reforms and public program expansion. In recent years, most of the states that have experienced the greatest reductions in rates of uninsured individuals have been those that expanded Medicaid coverage and established Exchanges at the state level.  The outcome of the 2016 federal elections cast considerable uncertainty on the future of the Affordable Care Act, and it is unclear whether the trend of increased coverage will continue.  In addition, several private health insurers have withdrawn, or have announced their intent to withdraw, from the Exchanges, which may threaten the stability of those marketplaces.  Government efforts to repeal or change the Affordable Care Act may have an adverse effect on our business, results of operations, cash flow, capital resources and liquidity.

Other Government Regulations

Our hospital operations business is highly regulated. We are required to comply with extensive, complicated and overlapping governmental laws and regulations at the federal, state and local levels. These laws and regulations govern every aspect of how our hospitals conduct their operations, including the service lines that must be offered for licensure as an acute care hospital, restrictions related to employing physicians, and requirements applicable to eligibility and payment structures under the Medicare and Medicaid programs.  The failure to comply with these laws and regulations can result in severe penalties including criminal penalties, civil sanctions, and the loss of our ability to qualify for participation in the Medicare and Medicaid programs.

Like the Affordable Care Act, the other rules, regulations and laws imposed on the U.S. healthcare industry are subject to ongoing and frequent changes with little or no notice and are often interpreted and applied differently by various regulatory agencies with authority to enforce such requirements. Each change or conflicting interpretation may require us to make changes at our hospitals and other healthcare facilities related to aspects such as space usage, equipment, technology, staffing and service lines.  We may also be required to revise or implement operating policies and procedures that were previously believed to be compliant.  The cost of compliance with governmental laws and regulations is a significant component of our overall operating costs.  Furthermore, these costs have been rising in recent years due to new regulatory requirements and increasing enforcement provisions.  Management anticipates that compliance costs will continue to grow in the foreseeable future.  The U.S. healthcare industry has seen a number of ongoing investigations related to patient referrals, physician recruiting and employment practices, cost reporting and billing practices, medical necessity of inpatient admissions, physician office leasing, laboratory and home healthcare services, physician ownership of hospitals and other healthcare providers, and joint ventures involving hospitals and physicians.  Hospitals continue to be one of the primary focus areas of the OIG, DOJ and other governmental fraud and abuse regulatory authorities and programs.

Basis of Presentation

Our financial statements have been prepared under the assumption that QHC will continue as a going concern.  We have limited stand-alone operating history and have experienced net losses in each of the quarters in 2016 subsequent to the Spin-off from CHS.  See “—Liquidity and Capital Resources — Financial Outlook” for additional information on the CS Amendment and other factors impacting our future earnings projections.

Prior to our separation from CHS, QHC did not operate as a separate company and stand-alone financial statements were not historically prepared; however, QHC was comprised of certain stand-alone legal entities for which discrete financial information was available under CHS’ ownership.  Our accompanying financial statements include amounts and disclosures for QHC that have been derived from the consolidated financial statements and accounting records of CHS for the periods prior to the Spin-off in combination with the amounts and disclosures related to the stand-alone financial statements and accounting records of QHC after the Spin-off.  See Note 18 — Related Party Transactions in the accompanying financial statements for additional information on the carve-out of financial information from CHS.

The statements of income for the years ended December 31, 2016, 2015 and 2014, as presented herein, include expense allocations for certain corporate functions provided by CHS to QHC, including, but not limited to, executive and divisional management, employee benefits administration, treasury, accounting, risk management, audit, legal, procurement, human resources, information technology support and other administrative support services.  These expenses were allocated to QHC based on direct usage or benefit where identifiable, with the remainder allocated to QHC using ratios based on revenues, expenses or licensed beds.  Following the Spin-off, we began performing corporate functions using internal resources or purchased services, certain of which are being provided by CHS pursuant to the transition services agreements and other ancillary agreements.

For the periods prior to the Spin-off, CHS used a centralized approach to cash management and to finance its operations, which included the operations of QHC.  For these periods, cash and cash equivalents were swept to the CHS corporate accounts and transactions between QHC and CHS were accounted for through Due to Parent, net.  This liability to CHS was settled in full on the transaction date, in part by a cash payment to CHS of $1.2 billion funded with net proceeds from the debt issuances that occurred in connection with the Spin-off. The remainder of the liability was extinguished and reclassified as a capital contribution to QHC.  See Note 11 — Equity in the accompanying financial statements for additional information on the equity established in connection with the Spin-off.  Following the Spin-off, we established our own depository and disbursement cash accounts with various banks and use a centralized approach to cash management.

Our financial statements for all prior periods include certain reclassifications to conform to the presentation for the year ended December 31, 2016.  These reclassifications had no net effect on our results of operations, financial position or cash flows reported in previously issued combined financial statements.  See Note 2 — Basis of Presentation and Significant Accounting Policies — Reclassifications in the accompanying financial statements.

Revenues

We generate revenues by providing healthcare services at our hospitals and affiliated outpatient service facilities to patients seeking medical treatment.  Hospital revenues depend on, among other factors, inpatient occupancy and acuity levels, the volume of outpatient procedures and the charges and negotiated reimbursement rates for the healthcare services provided.  Our primary sources of payment for patient healthcare services are third-party payors, including Medicare and Medicaid programs, Medicare and Medicaid managed care programs, commercial insurance companies, other managed care programs, workers’ compensation carriers and employers.  Self-pay revenues are the portion of our revenues generated from providing healthcare services to patients who do not have health insurance coverage as well as the patient responsibility portion of charges that are not covered for an individual by a health insurance program or plan.  We generate revenues related to our QHR business when management advisory and consulting services are provided.  We report these revenues at their net realizable value.  We generate other non-patient revenues primarily from rental income and hospital cafeteria sales.

Amounts we collect for medical treatment of patients covered by Medicare, Medicaid and non-governmental third-party payors are generally less than our standard billing rates.  Our standard charges and the reimbursement rates for routine inpatient services vary significantly depending on the type of medical procedure performed and the geographical location of the hospital.  Differences in our standard billing rates and the amounts we expect to collect from third-party payors are classified as contractual allowances.  The reimbursements we ultimately receive as payments for services are determined for each patient instance of care, based on the contractual terms we negotiate with third-party payors or based on federal and state regulations related to governmental healthcare programs.  Except for emergency department services, our policy is to determine the payment methodology with patients prior to when the services are performed.  Self-pay and other payor discounts are incentives offered to uninsured or underinsured patients or other payors to reduce their costs of healthcare services with the purpose of maximizing our collection efforts.

As of December 31, 2016, we recorded a change in estimate of $22.8 million to reduce the net realizable value of our patient accounts receivable, which negatively impacted both contractual allowances and the provision for bad debts in our statements of income.  The portion of this change in estimate that impacted contractual allowances was $11.4 million and related to increasing delays associated with collections on accounts receivable under the Illinois Medicaid program.  The remainder of the change in estimate, also $11.4 million, impacted the provision for bad debts and related to our assessment of the collectability of our managed care and commercial accounts receivable aged greater than one year based on a review of historical cash collections for these accounts.

A summary of our net operating revenues, before the provision for bad debts, by payor source follows (dollars in thousands):

	Year Ended December 31,
	2016		2015		2014
	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total

Medicare	$673,074	27.8%	$656,799	26.9%	$681,010	28.3%
Medicaid	446,273	18.4%	443,479	18.1%	420,050	17.4%
Managed care and commercial	952,535	39.4%	984,480	40.3%	907,667	37.7%
Self-pay	242,095	10.1%	247,234	10.0%	287,470	11.9%
Non-patient	105,076	4.3%	113,866	4.7%	113,805	4.7%
Total net operating revenues, before the provision for bad debts	$2,419,053	100.0%	$2,445,858	100.0%	$2,410,002	100.0%

The table above includes an $11.4 million change in estimate we recorded as of December 31, 2016 to reduce the net realizable value of patient accounts receivable due to increasing delays associated with collections on accounts receivable under the Illinois Medicaid program, as described above.  This portion of the change in estimate impacted contractual allowances associated with Medicaid revenues.

In 2016, we began classifying our revenues related to Medicare Advantage Plans as Medicare revenues.  As a result, we retroactively reclassified those amounts from managed care and commercial revenues to Medicare revenues for all periods presented in the table above.  For the years ended December 31, 2016, 2015 and 2014, Medicare revenues related to Medicare Advantage Plans were $170.4 million, $146.9 million and $133.0 million, respectively, or 25.3%, 22.4% and 19.5% as a percentage of total Medicare revenues, respectively.  Revenues from Medicaid managed care programs are included in Medicaid revenues in the table above, which is consistent with our presentation in prior periods.  See Note 2 — Basis of Presentation and Significant Accounting Policies — Reclassifications in the accompanying financial statements.

Charity Care

In the ordinary course of business, we provide healthcare services to patients who are financially unable to pay for care and do not qualify for coverage under a governmental program.  We assess the eligibility of these patients for charity care services primarily based on a patient’s household income relative to the poverty level guidelines established by the federal government.  We record the gross charges for charity care services at our standard billing rates in self-pay revenues and fully offset these charges in contractual allowances in the same period.   We do not record a provision for bad debts related to these charges, as it is our policy not to pursue collection of payments from charity care patients.  To the extent we receive reimbursement payments through a governmental assistance program to subsidize the care provided, we reduce both the self-pay revenues and the contractual allowance for the related service.  As a result of the above, charity care services have no net impact to our net operating revenues.

Electronic Health Record Incentive Payments

Pursuant to the HITECH Act, we are eligible to receive incentive payments under the Medicare and Medicaid programs related to our hospitals and physician clinics that demonstrate meaningful use of certified EHR technology. These payments are available for a maximum period of five or six years, depending on the program. If we fail to demonstrate meaningful use, we are subject to payment reductions. We incur both capital expenditures and operating expenses in connection with the implementation of EHR technology initiatives. The amount and timing of these expenditures does not directly correlate with the timing of the receipt of EHR payments or the recognition of EHR incentives as earned.  We record EHR incentives in our statements of income as a reduction to our operating costs and expenses.  As we move toward our full implementation of certified EHR technology, our EHR incentives will decline and ultimately end.  For the years ended December 31, 2016, 2015 and 2014, our EHR incentives earned were $11.5 million, $25.8 million and $44.7 million, respectively.  We anticipate that we will earn approximately $5 million of EHR incentives in 2017.

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts and related disclosures. Actual results may differ from these estimates under different assumptions or conditions.  Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  The critical accounting estimates and judgments presented below are not intended to be a comprehensive list of all our accounting policies that require estimates, but is limited to those that involve a higher degree of judgment and complexity.  We believe the current assumptions and other considerations used to estimate amounts in our financial statements are appropriate. If actual results differ from these assumptions and considerations, the resulting impact could have a material adverse effect on our results of operations and financial condition.

Third-Party Reimbursements and State Supplemental Payment Programs

Our estimate of the net realizable amount of our patient revenues due from third-party payors is subject to complexities, including interpretations of governmental regulations and payor-specific contractual agreements that are frequently changing.  The Medicare and Medicaid programs, which are the payor sources for the majority of our patient revenues, are highly complex programs and subject to interpretation of federal and state-specific reimbursement rates, new or changing legislation and final cost report settlements.  Contractual allowances are recorded in the period services are performed and the patient’s method of payment is verified.  Estimates for contractual allowances are subject to change, in large part, due to ongoing contract negotiations and regulation changes, which is typical in the U.S. healthcare industry.  Revisions to estimates for contractual allowances are recorded in the periods in which they become known and may be subject to further revisions. All hospital contractual allowance calculations are reviewed on a monthly basis by management to ensure reasonableness and accuracy.

We use a third-party automated contractual allowance system to calculate our contractual allowances each month.  Contractual allowances are calculated utilizing historical paid claims data by payor source, which is uploaded into the system each month.  The key assumptions used by the system to calculate the current period estimated contractual allowances are derived on a payor-specific basis from the estimated contractual reimbursement percentage and historical paid claims data. The automated contractual allowance system does not include patient account level information, as it estimates an average contractual allowance for each payor source. Due to the complexities involved in the contractual allowance estimates, actual reimbursement payments we receive from third-party payors could be different than the amounts we estimated and recorded.  If the actual contractual reimbursement percentages by payor source differed by 1% from our estimated contractual reimbursement percentages, our net loss for the year ended December 31, 2016 would have changed by $11.8 million.  If we applied a 1% differential to our patient accounts receivable due from governmental, managed care and commercial third-party payors as of December 31, 2016, patient accounts receivable, net would have changed by $19.3 million.

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans are estimated and recorded in the period patient services are performed and any revisions to estimates of previous program reimbursements are recorded in subsequent periods until the final cost report settlements are determined.  We account for cost report settlements in contractual allowances in our statements of income and record these amounts as due from and due to third-party payors on our balance sheets.  During the years ended December 31, 2016, 2015 and 2014, contractual allowance adjustments related to previous program reimbursements and final cost report settlements favorably (unfavorably) impacted our net operating revenues by $(5.8) million, $(15.1) million and $9.2 million, respectively.  The 2015 and 2014 amounts included the unfavorable impact of an $11.1 million Illinois cost report settlement in 2014 that was reversed in the second quarter of 2015 due to contract negotiations that were finalized in that quarter. Exclusive of this adjustment, our net operating revenues were favorably (unfavorably) impacted by $(4.0) million and

$(1.9) million in 2015 and 2014, respectively, for all other contractual allowance adjustments related to previous program reimbursements and final cost report settlements.

Several states utilize supplemental payment programs, including disproportionate share programs, for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients.  The amounts due to us under such programs are included in due from third-party payors on our balance sheets.  These programs have participation costs, referred to as fees or provider taxes.  We record these costs in due to third-party payors on our balance sheets.  After a state supplemental program is approved and fully authorized, we recognize the reimbursement payments due to us from state supplemental payment programs in the periods amounts are estimable and revenue collection is reasonably assured.  These amounts are recorded in operating revenues as favorable contractual allowances and the costs we incur under these programs are recorded as other operating expenses.  We record the revenues as favorable contractual allowance adjustments in our net operating revenues and the related provider taxes as other operating expenses in our statements of income.

The following table shows the portion of our Medicaid reimbursements attributable to state supplemental payment programs (in thousands):

	Year Ended December 31,
	2016	2015	2014

Medicaid revenues	$220,389	$211,696	$192,771
Provider taxes and other expenses	76,616	75,929	73,149
Reimbursements attributable to state supplemental payment programs, net of expenses	$143,773	$135,767	$119,622

The California Department of Health Care Services implemented the HQAF Program, imposing a fee on certain general and acute care California hospitals.  Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients.  Under the most recent phase of the program, covering the period January 2014 through December 2016, we recognized $34.4 million, $31.5 million and $25.2 million of operating revenues, net of provider taxes, for the years ended December 31, 2016, 2015 and 2014, respectively.

In November 2016, California voters approved a state constitutional amendment measure that extends indefinitely the statute that imposes fees on California hospitals seeking federal matching funds.  However, the current program expired on December 31, 2016 and CMS has not approved a new program. Consistent with the first four phases of the HQAF Program, we will not recognize any revenues under the new program until CMS completes the approval process.  HQAF funding levels are based in part on Medi-Cal utilization.  As a result, changes in coverage of individuals under the Medi-Cal program could affect the revenues and cash flows of our California hospitals under future phases of the HQAF Program.  We are currently estimating the 2017 to 2019 HQAF Program will be approved in the fourth quarter of 2017 and that our revenues will be approximately $21 million for the year ended December 31, 2017, all of which will be recorded in the fourth quarter.  We cannot provide any assurances of the amount of revenues our hospitals may receive from or the timing of CMS’ approval of the 2017 to 2019 HQAF Program, the timing of the related cash flows, or that the program will be approved at all.

The following table provides a summary of the components of due from and due to third-party payors (in thousands):

	December 31,
	2016	2015

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$23,876	$33,732
State supplemental payment programs	92,359	77,074
Total amounts due from third-party payors	$116,235	$110,806

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$33,366	$21,015
State supplemental payment programs	9,171	9,088
Total amounts due to third-party payors	$42,537	$30,103

Provision for Bad Debts and the Allowance for Doubtful Accounts

A summary of patient accounts receivable, before contractual allowances, discounts and the allowance for doubtful accounts, by payor source follows (dollars in thousands):

	December 31,
	2016		2015
	Amount	% of Total	Amount	% of Total

Third-parties	$1,930,103	74.6%	$1,688,138	72.6%
Self-pay	656,373	25.4%	638,694	27.4%
Total patient accounts receivable, gross	$2,586,476	100.0%	$2,326,832	100.0%

Substantially all of our accounts receivable are related to providing healthcare services to patients at our hospitals and outpatient service facilities. Collection of accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the patient financial responsibility portion of payments due from insured patients, generally deductibles and co-payments.  Our policy is to verify the health insurance coverage of a patient prior to the procedure date for all medical treatment scheduled in advance. We do not verify insurance coverage in advance of treatment for walk-in and emergency room patients.

We estimate our allowance for doubtful accounts by reserving a percentage of all self-pay patient receivables without regard to aging category, based on collection history.  The allowance percentage is based on a model that considers historical write-off activity and is adjusted for expected recoveries and any anticipated changes in trends.  Our ability to estimate the allowance for doubtful accounts is not significantly impacted by the aging of accounts receivable as management believes that substantially all of the risk exists at the point in time such accounts are identified as self-pay. For our insured receivables, which are non-self-pay receivables, we estimate the allowance for doubtful accounts based on historical collection rates for the uncontractualized portion of all accounts aging over 365 days from the date of patient discharge, reduced by an estimate for expected recoveries. Generally, these non-self-pay accounts receivable aged over 365 days represent an immaterial percentage of our total patient accounts receivable on our balance sheets.  We believe that we collect substantially all of our third-party insured receivables, which include receivables from governmental agencies.

Collections are impacted by the economic ability of patients to pay and the effectiveness of CHS’ collection efforts, including their current policies on collections, and our own efforts to further attempt collection.  As previously stated, billings and collections are outsourced to CHS under the transition services agreements that were put in place with the Spin-off.  See Note 18 — Related Party Transactions in the accompanying financial statements for additional information on these agreements.  Significant changes in payor mix, economic conditions or trends in federal and state governmental healthcare coverage, among other things, could affect our collection levels and are considered in our estimate of the allowance for doubtful accounts each period.  We also continually review our overall allowance adequacy by monitoring historical cash collections experience, revenue trends by payor classification and days revenue outstanding.

Our policy is to write off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with practices within the U.S. healthcare industry.  We had $420.3 million and $436.9 million of past due patient account balances at December 31, 2016 and 2015, respectively, being pursued by outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts.  Collections of any account balances previously written off are recognized in the period of recovery as a reduction to bad debt expense.  We consider historical recovery rates in our evaluation of the reasonableness of our allowance for doubtful accounts.

As of December 31, 2016, we recorded a change in estimate of $22.8 million to reduce the net realizable value of our patient accounts receivable.  Of this amount, $11.4 million of the change in estimate impacted our contractual allowances in the statements of income and was attributable to increasing delays associated with collections under the Illinois Medicaid program, as discussed above.  The remainder of the change in estimate was $11.4 million, which impacted the provision for bad debts in our statements of income.  This change in estimate related to our assessment of the collectability of our managed care and commercial accounts receivable aged greater than one year and was based on our review of historical cash collections for these accounts.

For self-pay receivables, the total amount of contractual allowances, discounts and the allowance for doubtful accounts that reduces these receivables to their net carrying value was $571.7 million and $535.3 million as of December 31, 2016 and 2015, respectively.  If our self-pay receivables being pursued by outside collection agencies were included in both gross self-pay receivables and the allowance for doubtful accounts above, the allowance for doubtful accounts related to self-pay receivables as a percentage of gross self-pay receivables would have been 92.1% and 90.4% at December 31, 2016 and 2015, respectively.  If our actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in recoveries, our net loss for the year ended December 31, 2016 would have changed $4.0 million.  If we applied a 1% differential to our estimate of the allowance for doubtful accounts related to self-pay receivables as of December 31, 2016, our patient accounts receivable, net would have changed by $6.6 million.

Days revenue outstanding related to patient accounts receivable, excluding amounts recorded as due from and due to third-party payors on our balance sheets, was 68 days and 64 days as of December 31, 2016 and 2015, respectively. The portion of our allowance for doubtful accounts representing an adjustment for expected recoveries of self-pay receivables aged over 365 days that have been placed with outside collection agencies was 6 days as of December 31, 2016.

Impairment of Long-Lived Assets and Goodwill

Whenever an event occurs or changes in circumstances indicate that the carrying values of certain long-lived assets may be impaired, we project the undiscounted cash flows expected to be generated by those assets.  If the projections indicate that the carrying values are not expected to be recovered, the assets are reduced to their estimated fair value based on a quoted market price, if available, or an estimated value based on valuation techniques available in the circumstances.

Our hospital operations and hospital management advisory and healthcare consulting services operations meet the criteria to be classified as reporting units for goodwill.  Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of a reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required. Step two is to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill.   When an indicator of potential impairment is identified in interim periods, we evaluate goodwill for impairment at such date.

We perform our annual goodwill impairment evaluation in the fourth quarter of each year.  For our annual evaluation, we estimate the fair value of each of our reporting units utilizing two modeling approaches, a discounted cash flow model and an earnings multiple model.  The discounted cash flow model applies a discount rate to our cash flow forecasts that is based on our best estimate of our weighted-average cost of capital. The earnings multiple model applies a market supported multiple to EBITDA.  Both models are based on our best estimate of future revenues and operating costs and expenses as of the testing date. Additionally, the results of both models are reconciled to our consolidated market capitalization, which considers the amount a potential buyer would be required to pay, in the form of a control premium, to gain sufficient ownership to set policies, direct operations and control management decisions of our company.

During the years ended December 31, 2016, 2015 and 2014, we recorded impairment charges of $291.9 million, $13.0 million and $1.0 million, respectively.  See “— Overview — 2016 Impairments” for a table and additional information on the impairment charges recorded in the second and fourth quarters of 2016.

Workers’ Compensation and Professional and General Liability Insurance Reserve

As part of the business of owning and operating hospitals, we are subject to legal actions alleging liability on its part. To mitigate a portion of this risk, we maintain insurance exceeding a self-insured retention level for these types of claims. Our self-insurance reserves reflect the current estimate of all outstanding losses, including incurred but not reported losses, based upon actuarial calculations as of period end. The loss estimates included in the actuarial calculations may change in the future due to updated facts and circumstances. Insurance expense in the statements of income includes the actuarially determined estimates for losses in the current year, including claims incurred but not reported, the changes in estimates for losses in prior years based upon actual claims development experience as compared to prior actuarial projections, the insurance premiums for losses related to policies obtained to cover amounts in excess of our self-insured retention levels, the administrative costs of the insurance programs, and interest expense related to the discounted portions of these liabilities.  Our reserves for workers’ compensation and professional and general liability claims are based on semi-annual actuarial calculations, which are discounted to present value and consider historical claims data, demographic factors, severity factors and other actuarial assumptions. The liabilities for self-insured claims are discounted based on our risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

A portion of our reserves for workers’ compensation and professional and general liability claims included on our balance sheet relates to incurred but not report claims prior to the Spin-off.  These claims were fully indemnified by CHS under the terms of the Separation and Distribution Agreement.  As a result, we have a corresponding receivable from CHS related to these claims on our balance sheet.  See Note 19 — Commitments and Contingencies — Insurance Reserves in the accompanying financial statements for a table that summarizes the liabilities and receivables associated with our workers’ compensation and professional and general liability claims as of December 31, 2016 and 2015.

Income Taxes

The breadth of our operations and the complexity of tax regulations require assessments of uncertainties and judgments in estimating the amount of income taxes that we will ultimately pay. The amount of income taxes ultimately paid by us is dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal and state tax audits in the normal course of business.

We calculate our provision for income taxes and account for income taxes using the asset and liability method. Under this method, deferred income taxes are recorded to represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred income taxes during the year. Deferred income taxes result from differences between the financial and tax basis of our assets and liabilities and are adjusted for changes in tax rates and the enactment of new or amended tax laws.

Under the asset and liability method, valuation allowances are recorded to reduce deferred income tax assets when it is more likely than not that a tax benefit will not be realized.  We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized.

The main factors that we consider include:

•	cumulative earnings or losses in recent years, adjusted for certain nonrecurring items;

•	expected earnings or losses in future years;

•	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and earnings levels;

•	the availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits; and

•	the carryforward period associated with the deferred tax assets and liabilities.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions.  We assess our income tax positions and record deferred income tax benefits for all tax years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date about the ability to realize the benefit of the deferred tax assets or tax positions.  For those tax positions where it is more likely than not that a future tax benefit will be sustained, our policy is to record the largest amount of income tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more likely than not that an income tax benefit will not be sustained in the future, we do not recognize a deferred tax benefit in our financial statements.  We record interest and penalties, net of any applicable tax benefit, related to income taxes, if any, as a component of the provision for income taxes when applicable.

See Note 12 — Income Taxes in the accompanying financial statements for additional information on the use of the separate return method of accounting for income taxes that we used during the carve-out period and the impact of the Spin-off on income taxes, including our assessment of deferred income assets and liabilities as of the Spin-off date.

New Accounting Pronouncements

In March 2016, the FASB issued No. ASU No. 2016-09, Compensation – Stock Compensation, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU are the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities on the balance sheet, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We expect to adopt this ASU on January 1, 2017.  Management anticipates that the adoption of this ASU will have no material impact on its results of operations, financial position and cash flows.

In February 2016, the FASB issued No. ASU No. 2016-02, Leases, which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. The ASU also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We expect to adopt this ASU on January 1, 2019.  Because of the number of leases we utilize to support our operations, the adoption of this ASU is expected to have a significant impact on our financial position.  Management is evaluating the quantitative and qualitative factors that will impact us as part of the adoption of this ASU, as well as any changes to our leasing strategy because of the changes to the accounting and recognition of leases.

In August 2014, the FASB issued No. ASU 2014-15, Presentation of Financial Statements — Going Concern, which requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable that when, considered in the aggregate, raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that financial statements are issued.  This ASU is effective for interim and annual reporting periods ending after December 15, 2016.  We adopted this ASU on December 31, 2016.  As a result of adopting ASU No. 2014-15, management was required to evaluate the Company’s ability to comply with the Secured Net Leverage Ratio under its Senior Credit Facility for one year following the issuance of its financial statements for the year ended December 31, 2016.  See “— Liquidity and Capital Resources — Financial Outlook” for additional information about management’s going concern assessment through the issuance of this Annual Report on

Form 10-K and the amendment to our Senior Credit Facility, which was entered into to alleviate any substantial doubt our ability to continue as a going concern under the terms of ASU 2014-15.

In May 2014, the FASB issued No. ASU 2014-09, Revenues from Contracts with Customers, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. We expect to adopt this ASU on January 1, 2018.  Management is evaluating our plan for adoption and the impact on our revenue recognition policies, procedures and internal control framework and the resulting impact on our results of operations, financial position and cash flows.

Results of Operations

We have summarized our results of operations, including certain financial and operating data for the years ended December 31, 2016, 2015 and 2014, on a comparative basis below.  The definitions of certain terms used throughout the remainder of “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” follows:

Consolidated and combined.  Our financial statements include amounts and disclosures related to the stand-alone financial statements and accounting records of QHC after the Spin-off (“consolidated”) in combination with amounts and disclosures that have been derived for the businesses comprising QHC from the consolidated financial statements and accounting records of CHS for the periods prior to the completion of the Spin-off (“combined”).  Any references to our financial statements, financial data and operating data refer to our consolidated and combined financial statements unless otherwise noted.

Same-facility.  Same-facility financial and operating data, as presented in the comparative discussions herein, includes hospitals that are owned or leased during all periods.  Our same-facility operating results for the three months and years ended December 31, 2016 and 2015 and the three months ended September 30, 2016, which are reported herein, have been adjusted to exclude the operating results of Sandhills, which we sold on December 1, 2016.  Our same-facility operating results for each of these periods includes Barrow, which we sold on December 31, 2016.  Our same-facility operating results for the year ended December 31, 2014 have been adjusted to include the operating results of the HMA hospitals for the period prior to their acquisition date, which was the period from January 1, 2014 through January 27, 2014 and to exclude the operating results for Sandhills.

Bps variance.  In certain tables below, we have included a variance column that represents the subtraction of the basis points in the prior period percentage of revenues column from the basis points in the current period percentage of revenues column.

Admissions.  Admissions represent the number of patients admitted for inpatient services.

Adjusted admissions.  Adjusted admissions is computed by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

Emergency room visits.  Emergency room visits represent the number of patients registered and treated in our emergency rooms.

Medicare case mix index.  Medicare case mix index is a relative value assigned to a diagnosis-related group of patients that is used in determining the allocation of resources necessary to treat the patients in that group. Medicare case mix index is calculated as the average case mix index for all Medicare admissions during the period.

Hospital operations man-hours per adjusted admission.  Hospital operations man-hours per adjusted admission is calculated as total paid employed and contract labor hours, including both hospitals and affiliated outpatient facilities, divided by adjusted admissions. It is used by management as a measurement of productivity.

Days revenue outstanding.  Days revenue outstanding approximates the average collection period for patient accounts receivable.  It is calculated by dividing net patient accounts receivable at the end of the period by average net operating revenues per day for the most recent three months.  Net patient accounts receivable excludes the amounts reported as due from and to third-party payors related to final cost report settlements and state supplemental payment programs.

Year ended December 31, 2016 Compared to Year ended December 31, 2015

A summary of our results of operations, both in dollars and as a percentage of net operating revenues, follows (dollars in thousands):

	Year Ended December 31,
	2016		2015		2016 vs 2015
		% of		% of	$	bps
	Amount	Revenues	Amount	Revenues	Variance	Variance

Operating revenues, net of contractual allowances and discounts	$2,419,053		$2,445,858		$(26,805)
Provision for bad debts	280,586		258,520		22,066
Net operating revenues	2,138,467	100.0%	2,187,338	100.0%	(48,871)
Operating costs and expenses:
Salaries and benefits	1,057,119	49.4%	1,016,696	46.5%	40,423	2.9%
Supplies	258,639	12.1%	249,792	11.4%	8,847	0.7%
Other operating expenses	645,802	30.3%	634,233	29.0%	11,569	1.3%
Depreciation and amortization	117,288	5.5%	128,001	5.9%	(10,713)	(0.4)%
Rent	49,883	2.3%	48,729	2.2%	1,154	0.1%
Electronic health records incentives earned	(11,482)	(0.5)%	(25,779)	(1.2)%	14,297	0.7%
Legal, professional and settlement costs	7,342	0.3%	—	—%	7,342	0.3%
Impairment of long-lived assets and goodwill	291,870	13.6%	13,000	0.6%	278,870	13.0%
Loss on sale of hospitals, net	2,150	0.1%	—	—%	2,150	0.1%
Transaction costs related to the Spin-off	5,488	0.3%	16,337	0.7%	(10,849)	(0.4)%
Total operating costs and expenses	2,424,099	113.4%	2,081,009	95.1%	343,090	18.3%
Income (loss) from operations	(285,632)	(13.4)%	106,329	4.9%	(391,961)	(18.3)%
Interest expense, net	113,440	5.3%	98,290	4.5%	15,150	0.8%
Income (loss) before income taxes	(399,072)	(18.7)%	8,039	0.4%	(407,111)	(19.1)%
Provision for (benefit from) income taxes	(53,875)	(2.6)%	3,304	0.2%	(57,179)	(2.8)%
Net income (loss)	(345,197)	(16.1)%	4,735	0.2%	(349,932)	(16.3)%
Less: Net income (loss) attributable to noncontrolling interests	2,491	0.2%	3,398	0.1%	(907)	0.1%
Net income (loss) attributable to Quorum Health Corporation	$(347,688)	(16.3)%	$1,337	0.1%	$(349,025)	(16.4)%

Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Year Ended December 31,
	2016	2015	$ Variance	% Variance

Consolidated and combined:
Net patient revenues, before the provision for bad debts	$2,313,977	$2,331,992	$(18,015)	(0.8)%
Provision for bad debts	280,586	258,520	22,066	8.5%
Total net patient revenues	2,033,391	2,073,472	(40,081)	(1.9)%
Non-patient revenues	105,076	113,866	(8,790)	(7.7)%
Total net operating revenues	$2,138,467	$2,187,338	$(48,871)	(2.2)%
Net patient revenues per adjusted admission	$8,643	$8,609	$34	0.4%
Net operating revenues per adjusted admission	$9,090	$9,082	$8	0.1%

Same-facility:
Net patient revenues, before the provision for bad debts	$2,280,576	$2,295,531	$(14,955)	(0.7)%
Provision for bad debts	270,741	250,848	19,893	7.9%
Total net patient revenues	2,009,835	2,044,683	(34,848)	(1.7)%
Non-patient revenues	104,733	113,550	(8,817)	(7.8)%
Total net operating revenues	$2,114,568	$2,158,233	$(43,665)	(2.0)%
Net patient revenues per adjusted admission	$8,699	$8,675	$24	0.3%
Net operating revenues per adjusted admission	$9,152	$9,157	$(5)	(0.1)%

The following table provides information related to our net operating revenues, before the provision for bad debts, by payor source (dollars in thousands):

	Year Ended December 31,
	2016		2015		2016 vs 2015
	Amount	% of Total	Amount	% of Total	$ Variance	bps Variance

Consolidated and combined:
Medicare	$673,074	27.8%	$656,799	26.9%	$16,275	0.9%
Medicaid	446,273	18.4%	443,479	18.1%	2,794	0.3%
Managed care and commercial	952,535	39.4%	984,480	40.3%	(31,945)	(0.9)%
Self-pay	242,095	10.1%	247,234	10.0%	(5,139)	0.1%
Non-patient	105,076	4.3%	113,866	4.7%	(8,790)	(0.4)%
Total net operating revenues, before the provision for bad debts	$2,419,053	100.0%	$2,445,858	100.0%	$(26,805)

Same-facility:
Medicare	$663,104	27.8%	$646,178	26.8%	$16,926	1.0%
Medicaid	440,656	18.5%	437,228	18.1%	3,428	0.4%
Managed care and commercial	940,573	39.4%	970,143	40.3%	(29,570)	(0.9)%
Self-pay	236,244	9.9%	241,982	10.1%	(5,738)	(0.2)%
Non-patient	104,733	4.4%	113,550	4.7%	(8,817)	(0.3)%
Total net operating revenues, before the provision for bad debts	$2,385,309	100.0%	$2,409,081	100.0%	$(23,772)

The table above includes an $11.4 million change in estimate we recorded as of December 31, 2016 to reduce the net realizable value of patient accounts receivable due to increasing delays associated with collections on accounts receivable under the Illinois Medicaid program, as described above.  This portion of the change in estimate impacted contractual allowances associated with Medicaid revenues.

The following table provides information on certain drivers of our net operating revenues:

	Year Ended December 31,
	2016	2015	$ Variance	% Variance

Consolidated and combined:
Number of licensed beds at end of period	3,459	3,582	(123)	(3.4)%
Admissions	95,313	98,378	(3,065)	(3.1)%
Adjusted admissions	235,263	240,841	(5,578)	(2.3)%
Emergency room visits	726,155	730,021	(3,866)	(0.5)%
Medicare case mix index	1.38	1.34	0.04	3.0%

Same-facility:
Number of licensed beds at end of period	3,459	3,462	(3)	(0.1)%
Admissions	93,837	96,561	(2,724)	(2.8)%
Adjusted admissions	231,046	235,693	(4,647)	(2.0)%
Emergency room visits	713,151	716,303	(3,152)	(0.4)%
Medicare case mix index	1.39	1.35	0.04	3.0%

Net operating revenues for the year ended December 31, 2016 decreased $48.9 million compared to the year ended December 31, 2015, consisting of an $18.0 million decline in net patient revenues, before the provision for bad debts, a $22.1 million increase in the provision for bad debts and an $8.8 million decline in non-patient revenues.

As of December 31, 2016, we recorded a change in estimate of $22.8 million to reduce the net realizable value of our patient accounts receivable, which negatively impacted both contractual allowances and the provision for bad debts in our statement of income for the year ended December 31, 2016.  The portion of this change in estimate that impacted contractual allowances was $11.4 million and related to increasing delays associated with collections on accounts receivable under the Illinois Medicaid program.  The remainder of the change in estimate, also $11.4 million, impacted the provision for bad debts and related to our assessment of the collectability of our managed care and commercial accounts receivable aged greater than one year based on a review of historical cash collections for these accounts.  For the year ended December 31, 2015, our net patient revenues were unfavorably impacted by an $11.1 million Illinois cost report settlement reversal that was initially recorded as a favorable adjustment to contractual allowances in 2014 and then reversed in 2015 due to contract negotiations finalized in the second quarter of 2015.

On a consolidated and combined basis, the $18.0 million decline in net patient revenues, before the provision for bad debts, was primarily due to a $22.4 million decline in net patient revenues related to the divestiture group of nine hospitals, which was partially offset by a $4.4 million increase in net patient revenues related to our continuing hospitals in 2016 when compared to 2015.  Volumes favorably (unfavorably) impacted net patient revenues by $(21.5) million and $(27.5) million related to the divestiture group and continuing hospitals, respectively, when comparing 2016 to 2015.  In addition, we had a favorable (unfavorable) impact from payor rates of $(0.9) million and $31.9 million related to the divestiture group and continuing hospitals, respectively, when comparing 2016 to 2015. After taking into consideration the Illinois cost report settlement reversal, we had a $20.8 million favorable payor rate variance related to our continuing hospitals.

On a same facility basis, net operating revenues exclude $23.9 million and $29.1 million for the years ended December 31, 2016 and 2015, respectively, related to Sandhills.

Non-patient revenues decreased $8.8 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to decreases of $5.0 million in QHR revenues and $3.8 million in other income.  The decline in QHR revenues was due to fewer management advisory and consulting services contracts in 2016 when compared to 2015.  We had other income of $2.2 million related to the receivables facility with CHS in 2015 with no comparable income in 2016.  Our hospitals were removed from the CHS receivables facility in November 2015.

Provision for Bad Debts

The provision for bad debts for the year ended December 31, 2016 increased $22.1 million, or 8.5%, compared to the year ended December 31, 2015.  As a percentage of net patient revenues, before the provision for bad debts, the provision for bad debts was 12.1% and 11.1%, in these respective years.  The increase was primarily due to the $11.4 million change in estimate we recorded as part of our evaluation of the net realizable value of patient accounts receivable as of December 31, 2016.  This change in estimate related to our assessment of the collectability of our managed care and commercial accounts receivable aged greater than one year and was based on our review of historical cash collections for these accounts.  In addition, we had an increase in our provision for bad debts in 2016, when compared to 2015, due to our most recent hindsight analysis.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Year Ended December 31,
	2016	2015	$ Variance	% Variance

Salaries and benefits	$1,057,119	$1,016,696	$40,423	4.0%
Hospital operations salaries and benefits	$968,868	$959,495	$9,373	1.0%
Hospital operations salaries and benefits per adjusted admission	$4,118	$3,984	$134	3.4%
Hospital operations man-hours per adjusted admission	104.7	103.2	1.5	1.5%

Salaries and benefits increased $40.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015.  As a percentage of net operating revenues, salaries and benefits were 49.4% and 46.5% in these respective years.  The increase in salaries and benefits was primarily due to corporate salaries and benefits following the completion of the Spin-off.  Prior to the Spin-off, management fees were allocated to QHC for corporate functions of CHS, including services such as, among others, executive and divisional management, treasury, accounting, risk management, legal, procurement, human resources, information technology support and other administrative support services.  The corporate management fees prior to the Spin-off were included in other operating expenses.  In 2016, we had corporate salaries and benefits of $28.1 million for the eight month period following the Spin-off date.  Corporate salaries and benefits in 2016 included stock-based compensation expense of $7.4 million related to QHC and CHS restricted stock awards held at the time of the Spin-off and QHC restricted stock awards granted after the Spin-off.  In addition, corporate salaries and benefits included $1.8 million of supplemental executive retirement plan costs in 2016 with no comparable cost in 2015.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admission amounts):

	Year Ended December 31,
	2016	2015	$ Variance	% Variance

Supplies	$258,639	$249,792	$8,847	3.5%
Supplies per adjusted admission	$1,099	$1,037	$62	6.0%

Supplies expense increased $8.8 million for the year ended December 31, 2016 compared to the year ended December 31, 2015.  As a percentage of net operating revenues, supplies expense was 12.0% and 11.4% in these respective years.  The increase in supplies expense was primarily due to the renegotiated contract with our group purchasing organization following the Spin-off, which resulted in a reduction in rebates and administrative fee reimbursements of $5.3 million in 2016 when compared to 2015.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Year Ended December 31,
	2016		2015		2016 vs 2015
		% of		% of	$	bps
	Amount	Total	Amount	Total	Variance	Variance

Purchased services	$180,672	28.0%	$176,758	27.9%	$3,914	0.1%
Taxes and insurance	129,775	20.1%	124,635	19.7%	5,140	0.4%
Medical specialist fees	106,803	16.5%	85,042	13.4%	21,761	3.1%
Transition services agreements and allocations from Parent	66,441	10.3%	60,166	9.5%	6,275	0.8%
Repairs and maintenance	42,986	6.7%	45,945	7.2%	(2,959)	(0.5)%
Utilities	29,833	4.6%	29,856	4.7%	(23)	(0.1)%
Management fees from Parent	11,792	1.8%	36,466	5.7%	(24,674)	(3.9)%
Other miscellaneous operating expenses	77,500	12.0%	75,365	11.9%	2,135	0.1%
Total other operating expenses	$645,802	100.0%	$634,233	100.0%	$11,569

Other operating expenses increased $11.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015.  As a percentage of net operating revenues, other operating expenses were 30.3% and 29.0% in these respective years.  Medical specialist fees increased in 2016 when compared to 2015 as a result of the renegotiated contracts related to emergency room services and subsidies to various third parties, including hospitalists. Taxes and insurance increased primarily due to a reduction in property tax credits in 2016 when compared to 2015.  In 2016, we had $8.0 million of Illinois income tax credits and $3.2 million of New Mexico gross receipts tax refunds, which compared to $13.1 million of Illinois income tax credits in 2015.  In 2016, we incurred $0.9 million of expenses associated with New Mexico gross receipts tax refunds that were included in purchases services with no comparable fees in 2015.  Management fees from Parent in 2016 include only the four months prior to the Spin-off date.  Management fees from Parent primarily consist of costs for corporate salaries and benefits allocated from CHS.  We entered into transition services agreements with CHS that were initiated on the Spin-off date and are comparable shared services to those received by us from CHS prior to the Spin-off date.  When comparing 2016 to 2015, our costs associated with the transition services agreements were $6.3 million higher than the comparable allocated costs from CHS due to the higher rates for these services under the agreements.

Depreciation and Amortization

The following table provides a summary of the components of depreciation and amortization expenses (dollars in thousands):

	Year Ended December 31,
	2016	2015	$ Variance	% Variance

Depreciation expense:
Land improvements	$2,386	$2,407	$(21)	(0.9)%
Buildings and building improvements	25,213	28,584	(3,371)	(11.8)%
Equipment and fixtures	55,411	59,913	(4,502)	(7.5)%
Total depreciation expense	83,010	90,904	(7,894)	(8.7)%
Amortization expense:
Amortization of finite-lived intangible assets:
Capitalized software costs	25,193	27,317	(2,124)	(7.8)%
Physician guarantee contracts	3,108	3,951	(843)	(21.3)%
Other finite-lived intangible assets	2,866	3,334	(468)	(14.0)%
Total amortization expense related to finite-lived intangible assets	31,167	34,602	(3,435)	(9.9)%
Amortization of leasehold improvements and property and equipment assets held under capital lease obligations	3,111	2,495	616	24.7%
Total amortization expense	34,278	37,097	(2,819)	(7.6)%
Total depreciation and amortization	$117,288	$128,001	$(10,713)	(8.4)%

Depreciation and amortization expense decreased $10.7 million during the year ended December 31, 2016 compared to the year ended December 31, 2015.  As a percentage of net operating revenues, depreciation and amortization was 5.5% and 5.9% in these respective years.  The decrease in depreciation and amortization was primarily due to the reclassification of certain property, equipment and capitalized software to held for sale as of June 30, 2016 and the resulting discontinuation of depreciation in the third and fourth quarters of 2016.  In addition, we recognized $45.4 million of impairment to long-lived assets in the second quarter of 2016, which also reduced depreciation and amortization in the second half of 2016.

Rent

Rent expense increased $1.2 million to $49.9 million for the year ended December 31, 2016 compared to $48.7 million for the year ended December 31, 2015.  As a percentage of net operating revenues, rent expense was 2.3% and 2.2% in these respective years.  Rent expense primarily relates to operating leases for certain buildings and equipment at our hospitals.

Electronic Health Records Incentives Earned

Electronic health records incentives earned decreased $14.3 million to $11.5 million for the year ended December 31, 2016 compared to $25.8 million for the year ended December 31, 2015 primarily due to the decrease in activity as we move closer toward full implementation of EHR.  See Note 2 — Basis of Presentation and Significant Accounting Policies — Revenues in the accompanying financial statements for additional information on EHR.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs of $7.3 million for the year ended December 31, 2016 related to $4.6 million of costs associated with a QHR legal matter and $1.9 million of costs primarily associated with the R2 Letter.  See Note 19 — Commitments and Contingencies — Commercial Litigations and Other Lawsuits in the accompanying financial statements for additional information on the Company’s legal matters.

Impairment of Long-Lived Assets and Goodwill

Impairment of long-lived assets and goodwill of $291.9 million during the year ended December 31, 2016 included impairments of $145.6 million to property and equipment, $18.9 million to capitalized software costs, $2.4 million to medical license assets and $125.0 million to goodwill.  As a result of management’s decision following the Spin-off to divest certain hospitals and evaluate additional hospitals for potential divestiture, we analyzed the long-lived assets of all of our hospitals to test for impairment in the second quarter of 2016.  Additionally, we identified certain indicators of goodwill impairment related to our hospital operations reporting unit and concluded that such indicators necessitated an interim goodwill impairment evaluation.  See “— Overview — 2016 Impairments” for a table and additional information on the impairment charges recorded in the second and fourth quarters of 2016.

During the year ended December 31, 2015, we recorded impairment of $13.0 million to reduce the carrying values of certain long-lived assets at seven of our hospitals to their estimated fair values.  We recorded this charge as a result of an impairment assessment performed by CHS for certain of our hospitals that experienced declining operating results in 2015.  The impairment indicators assessed by CHS included reductions in patient admissions volumes, increases in supplies expense, primarily drug costs, and increases in other operating expenses, primarily due to the higher costs of utilizing ICD-10 coding.

Loss on Sale of Hospitals, Net

During the year ended December 31, 2016, we recorded a $2.2 million net loss on the sale of two hospitals, consisting of $1.2 million related to Barrow and $1.0 million related to Sandhills.  We are committed to our business strategy, which includes actively engaging in initiatives, among others, to divest underperforming hospitals, reduce our debt and refine our portfolio to a more sustainable group of hospitals with higher operating margins.  See Note 4 — Acquisitions and Divestitures in the accompanying financial statements for additional information on the sales of these hospitals, which both occurred in the month of December 2016.

Interest Expense, Net

The following table provides information related to interest expense, net (in thousands):

	Year Ended December 31,
	2016	2015

Senior Credit Facility:
Revolving Credit Facility	$330	$—
Term Loan Facility	40,719	—
ABL Credit Facility	342	—
Senior Notes	32,166	—
Amortization of debt issuance costs and discounts	4,918	—
All other interest expense (income), net	(849)	283
Total interest expense, net, from long-term debt	77,626	283
Due to Parent, net	35,814	98,007
Total interest expense, net	$113,440	$98,290

Interest expense, net increased $15.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the new debt structure put in place in connection with the Spin-off.  Interest expense for the period following the Spin-off is calculated based on the terms of the credit agreements and senior notes. The effective interest rates for our term loan facility and senior notes were approximately 7.70% and 12.469%, respectively, at December 31, 2016.  Prior to the Spin-off, we were charged interest on our indebtedness with CHS at various rates ranging from 4% to 7%.  Interest computations on this indebtedness were based on the outstanding balance of Due to Parent, net, at the end of each month.  This debt with CHS was extinguished on April 29, 2016, the Spin-off.  See Note 7 — Long-Term Debt in the accompanying financial statements for additional information on our indebtedness and the CS Amendment we executed on April 11, 2017 to amend certain provisions of our Senior Credit Facility.

Provision for (Benefit from) Income Taxes

The following table reconciles the differences between the statutory federal income tax rate and our effective tax rate (dollars in thousands):

	Year Ended December 31,
	2016		2015		2016 vs 2015
	Amount	%	Amount	%	$ Variance	bps Variance

Provision for (benefit from) income taxes at statutory federal tax rate	$(139,685)	35.0%	$2,814	35.0%	$(142,499)	—%
State income taxes, net of federal income tax benefit	(47,749)	12.0%	(171)	(2.1)%	(47,578)	14.1%
Net (income) loss attributable to noncontrolling interests	(872)	0.2%	(1,189)	(14.8)%	317	15.0%
Non-deductible goodwill and Spin-off costs	36,009	(9.0)%	—	—%	36,009	(9.0)%
Change in valuation allowance	94,745	(23.7)%	1,459	18.2%	93,286	(41.9)%
All other	3,677	(1.0)%	391	4.8%	3,286	(5.8)%
Total provision for (benefit from) income taxes and effective tax rate	$(53,875)	13.5%	$3,304	41.1%	$(57,179)	(27.6)%

Our income tax benefit was $53.9 million for the year ended December 31, 2016 and our income tax expense was $3.3 million for the year ended December 31, 2015.  Our effective tax rates were 13.5% and 41.1% for these respective years.  The decrease in our effective tax rate in 2016 when compared to 2015 was primarily due to our 2016 pre-tax loss, recording a valuation allowance against deferred tax assets that are not  more likely than not to be recognized and the additional impact in 2016 of a greater proportion of non-deductible expenses relative to our pre-tax loss.  These non-deductible expenses were primarily the non-deductible portions of our goodwill impairment charges and Spin-off costs.  See Note 12 — Income Taxes in the accompanying financial statements.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests decreased $0.9 million to $2.5 million for the year ended December 31, 2016 compared to $3.4 million for the year ended December 31, 2015.  As a percentage of net operating revenues, net income (loss) attributable to noncontrolling interests was 0.2% and 0.1% in these respective years.

Year ended December 31, 2015 Compared to Year ended December 31, 2014

A summary of our results of operations, both in dollars and as a percentage of net operating revenues, follows (dollars in thousands):

	Year Ended December 31,
	2015		2014		2015 vs 2014
		% of		% of	$	bps
	Amount	Revenues	Amount	Revenues	Variance	Variance

Operating revenues, net of contractual allowances and discounts	$2,445,858		$2,410,002		$35,856
Provision for bad debts	258,520		264,502		(5,982)
Net operating revenues	2,187,338	100.0%	2,145,500	100.0%	41,838
Operating costs and expenses:
Salaries and benefits	1,016,696	46.5%	1,012,618	47.2%	4,078	(0.7)%
Supplies	249,792	11.4%	244,590	11.4%	5,202	—%
Other operating expenses	634,233	29.0%	619,808	29.0%	14,425	—%
Depreciation and amortization	128,001	5.9%	127,593	5.9%	408	—%
Rent	48,729	2.2%	48,319	2.3%	410	(0.1)%
Electronic health records incentives earned	(25,779)	(1.2)%	(44,660)	(2.1)%	18,881	0.9%
Legal, professional and settlement costs	—	—%	30,374	1.4%	(30,374)	(1.4)%
Impairment of long-lived assets and goodwill	13,000	0.6%	1,000	—%	12,000	0.6%
Transaction costs related to the Spin-off	16,337	0.7%	—	—%	16,337	0.7%
Total operating costs and expenses	2,081,009	95.1%	2,039,642	95.1%	41,367	—%
Income (loss) from operations	106,329	4.9%	105,858	4.9%	471	—%
Interest expense, net	98,290	4.5%	92,926	4.3%	5,364	0.2%
Income (loss) before income taxes	8,039	0.4%	12,932	0.6%	(4,893)	(0.2)%
Provision for (benefit from) income taxes	3,304	0.2%	5,579	0.3%	(2,275)	(0.1)%
Net income (loss)	4,735	0.2%	7,353	0.3%	(2,618)	(0.1)%
Less: Net income (loss) attributable to noncontrolling interests	3,398	0.1%	(448)	(0.1)%	3,846	0.2%
Net income (loss) attributable to Quorum Health Corporation	$1,337	0.1%	$7,801	0.4%	$(6,464)	(0.3)%

Revenues

The following table provides information on our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Year Ended December 31,
	2015	2014	$ Variance	% Variance

Consolidated and combined:
Net patient revenues, before the provision for bad debts	$2,331,992	$2,296,197	$35,795	1.6%
Provision for bad debts	258,520	264,502	(5,982)	(2.3)%
Total net patient revenues	2,073,472	2,031,695	41,777	2.1%
Non-patient revenues	113,866	113,805	61	0.1%
Total net operating revenues	$2,187,338	$2,145,500	$41,838	2.0%
Net patient revenues per adjusted admission	$8,609	$8,601	$8	0.1%
Net operating revenues per adjusted admission	$9,082	$9,082	$—	—%

Same-facility:
Net patient revenues, before the provision for bad debts	$2,295,531	$2,273,092	$22,439	1.0%
Provision for bad debts	250,848	259,498	(8,650)	(3.3)%
Total net patient revenues	2,044,683	2,013,594	31,089	1.5%
Non-patient revenues	113,550	113,766	(216)	(0.2)%
Total net operating revenues	$2,158,233	$2,127,360	$30,873	1.5%
Net patient revenues per adjusted admission	$8,675	$8,661	$14	0.2%
Net operating revenues per adjusted admission	$9,157	$9,150	$7	0.1%

The following table provides information related to our net operating revenues, before the provision for bad debts, by payor source (dollars in thousands):

	Year Ended December 31,
	2015		2014		2015 vs 2014
	Amount	% of Total	Amount	% of Total	$ Variance	bps Variance

Consolidated and combined:
Medicare	$656,799	26.9%	$681,010	28.3%	$(24,211)	(1.4)%
Medicaid	443,479	18.1%	420,050	17.4%	23,429	0.7%
Managed care and commercial	984,480	40.3%	907,667	37.7%	76,813	2.6%
Self-pay	247,234	10.0%	287,470	11.9%	(40,236)	(1.9)%
Non-patient	113,866	4.7%	113,805	4.7%	61	—%
Total net operating revenues, before the provision for bad debts	$2,445,858	100.0%	$2,410,002	100.0%	$35,856

Same-facility:
Medicare	$646,178	26.8%	$674,235	28.2%	$(28,057)	(1.4)%
Medicaid	437,228	18.1%	416,501	17.4%	20,727	0.7%
Managed care and commercial	970,143	40.3%	898,890	37.7%	71,253	2.6%
Self-pay	241,982	10.1%	283,466	11.9%	(41,484)	(1.8)%
Non-patient	113,550	4.7%	113,766	4.8%	(216)	(0.1)%
Total net operating revenues, before the provision for bad debts	$2,409,081	100.0%	$2,386,858	100.0%	$22,223

The following table provides information on certain drivers of our net operating revenues:

	Year Ended December 31,
	2015	2014	$ Variance	% Variance

Consolidated and combined:
Number of licensed beds at end of period	3,582	3,635	(53)	(1.5)%
Admissions	98,378	101,217	(2,839)	(2.8)%
Adjusted admissions	240,841	236,228	4,613	2.0%
Emergency room visits	730,021	685,530	44,491	6.5%
Medicare case mix index	1.34	1.33	0.01	0.8%

Same-facility:
Number of licensed beds at end of period	3,462	3,571	(109)	(3.1)%
Admissions	96,561	100,031	(3,470)	(3.5)%
Adjusted admissions	235,693	232,495	3,198	1.4%
Emergency room visits	716,303	679,428	36,875	5.4%
Medicare case mix index	1.35	1.34	0.01	0.7%

Net operating revenues for the year ended December 31, 2015 increased $41.8 million compared to the year ended December 31, 2014, consisting of a $35.8 million increase in net patient revenues, before the provision for bad debts and a $6.0 million decrease in the provision for bad debts.  Non-patient revenues were relatively flat for the years ended December 31, 2015 and 2014.

Our net patient revenues for the years ended December 31, 2015 and 2014 were impacted by an $11.1 million Illinois cost report settlement reversal that was initially recorded as a favorable adjustment to contractual allowances in 2014 and then reversed in 2015 due to contract negotiations finalized in the second quarter of 2015.

On a consolidated and combined basis and after excluding the $22.2 million year over year impact of the Illinois cost report settlement reversal mentioned above, we had a $58.0 million increase in net patient revenues, before the provision for bad debts, which included a $1.2 million increase in net patient revenues related to the divestiture group of nine hospitals and a $56.8 million increase in net patient revenues related to our continuing hospitals in 2015 when compared to 2014.  Volumes favorably (unfavorably) impacted net patient revenues by $(0.9) million and $51.5 million related to the divestiture group and continuing hospitals, respectively, when comparing 2015 to 2014.  In addition, we had a favorable impact from payor rates of $2.1 million and $5.3 million related to the divestiture group and continuing hospitals, respectively, when comparing 2015 to 2014.

Our same facility net operating revenues exclude $29.1 million and $27.4 million of net operating revenues related to Sandhills for the years ended December 31, 2015 and 2014, respectively.  Our same facility net operating revenues include $9.3 million of net operating revenues for the other three HMA hospitals acquired in 2014 related to the period in 2014 prior to their acquisition.  The pre-acquisition period was January 1, 2014 to January 27, 2014.

Provision for Bad Debts

The provision for bad debts decreased $6.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.  As a percentage of net patient revenues, before the provision for bad debts, the provision for bad debts was 11.1% and 11.5%, in these respective years.  The decrease was primarily due to the decrease in self-pay revenues.  Substantially all of our provision for bad debts relates to self-pay receivables.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Year Ended December 31,
	2015	2014	$ Variance	% Variance

Salaries and benefits	$1,016,696	$1,012,618	$4,078	0.4%
Hospital operations salaries and benefits	$959,495	$950,851	$8,644	0.9%
Hospital operations salaries and benefits per adjusted admission	$3,984	$4,025	$(41)	(1.0)%
Hospital operations man-hours per adjusted admission	103.2	107.0	(3.8)	(3.6)%

Salaries and benefits increased $4.1 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.  As a percentage of net operating revenues, salaries and benefits were 46.5% and 47.2% for 2015 and 2014, respectively.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admission amounts):

	Year Ended December 31,
	2015	2014	$ Variance	% Variance

Supplies	$249,792	$244,590	$5,202	2.1%
Supplies per adjusted admission	$1,037	$1,035	$2	0.2%

Supplies expense increased $5.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. As a percentage of net operating revenues, supplies expense was 11.4% in both years.  Supplies expense in 2015 included a full year of costs for the HMA hospitals that were acquired on January 27, 2014.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Year Ended December 31,
	2015		2014		2015 vs 2014
		% of		% of	$	bps
	Amount	Total	Amount	Total	Variance	Variance

Purchased services	$176,758	27.9%	$181,626	29.3%	$(4,868)	(1.4)%
Taxes and insurance	124,635	19.7%	125,859	20.3%	(1,224)	(0.6)%
Medical specialist fees	85,042	13.4%	80,680	13.0%	4,362	0.4%
Allocations from Parent	60,166	9.5%	40,485	6.5%	19,681	3.0%
Repairs and maintenance	45,945	7.2%	46,069	7.4%	(124)	(0.2)%
Utilities	29,856	4.7%	30,449	4.9%	(593)	(0.2)%
Management fees from Parent	36,466	5.7%	36,902	6.0%	(436)	(0.3)%
Other miscellaneous operating expenses	75,365	11.9%	77,738	12.6%	(2,373)	(0.7)%
Total other operating expenses	$634,233	100.0%	$619,808	100.0%	$14,425

Other operating expenses increased $14.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.  As a percentage of net operating revenues, other operating expenses were 29.0% in both years.  The increase in allocations from Parent in 2015 when compared to 2014 was primarily due to the transition of our hospitals from utilizing centralized business offices to CHS’ shared services centers.  We transitioned 12 hospitals to the shared services centers in 2015.  The costs for the centralized business offices, primarily salaries and benefits, were included in salaries and benefits in the statements of income prior to this transition. Services at the shared services centers include, but are not limited to, billing and receivables management, statement processing, denials management, cash posting, patient customer service, and credit balance and other account research.  Other operating expenses in 2015 included a full year of costs for the HMA hospitals that were acquired on January 27, 2014.

Depreciation and Amortization

The following table provides a summary of the components of depreciation and amortization expenses (dollars in thousands):

	Year Ended December 31,
	2015	2014	$ Variance	% Variance

Depreciation expense:
Land improvements	$2,407	$2,772	$(365)	(13.2)%
Buildings and building improvements	28,584	27,351	1,233	4.5%
Equipment and fixtures	59,913	59,135	778	1.3%
Total depreciation expense	90,904	89,258	1,646	1.8%
Amortization expense:
Amortization of finite-lived intangible assets:
Capitalized software costs	27,317	26,991	326	1.2%
Physician guarantee contracts	3,951	5,149	(1,198)	(23.3)%
Other finite-lived intangible assets	3,334	3,585	(251)	(7.0)%
Total amortization expense related to finite-lived intangible assets	34,602	35,725	(1,123)	(3.1)%
Amortization of leasehold improvements and property and equipment assets held under capital lease obligations	2,495	2,610	(115)	(4.4)%
Total amortization expense	37,097	38,335	(1,238)	(3.2)%
Total depreciation and amortization	$128,001	$127,593	$408	0.3%

Depreciation and amortization expense increased $0.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.  As a percentage of net operating revenues, depreciation and amortization was 5.9% in both years.  During the year ended December 31, 2014, we had $5.0 million of accelerated amortization to shorten the remaining useful life of certain software, which was offset by the impact of capital additions during 2015.

Rent

Rent expense increased $0.4 million to $48.7 million for the year ended December 31, 2015 compared to $48.3 million for the year ended December 31, 2014.  As a percentage of net operating revenues, rent expense was 2.2% and 2.3% in these respective years.  Rent expense primarily relates to operating leases for certain buildings and equipment at our hospitals.

Electronic Health Records Incentives Earned

Electronic health records incentives earned decreased $18.9 million to $25.8 million for the year ended December 31, 2015 compared to $44.7 million for the year ended December 31, 2014 primarily due to the decrease in activity as we move closer toward full implementation of EHR.  See Note 2 — Basis of Presentation and Significant Accounting Policies in the accompanying financial statements for additional information on EHR.

Legal, Professional and Settlement Costs

During the year ended December 31, 2014, we had legal, professional and settlement costs of $30.4 million, which consisted of $26.4 million related to an agreement in principle to settle certain legal claims at our New Mexico hospitals and $4.0 million related to a QHR legal matter.  See Note 19 — Commitments and Contingencies in the accompanying financial statements for additional information on our legal matters.

Impairment of Long-Lived Assets and Goodwill

Impairment of long-lived assets and goodwill increased $12.0 million to $13.0 million for the year ended December 31, 2015 compared to $1.0 million for the year ended December 31, 2014.  During the year ended December 31, 2015, we recorded impairment of $13.0 million to reduce the carrying values of certain long-lived assets at seven of our hospitals to their estimated fair values, as previously discussed.  During the year ended December 31, 2014, we recorded impairment of $1.0 million to reduce the carrying values of certain long-lived assets at one of our hospitals to their estimated fair values.  These impairment charges were identified because of declining operating results and projections of future cash flows at these hospitals, which were caused by competitive and operational challenges specific to the markets in which these hospitals operate.

Interest Expense, Net

The following table provides information related to interest expense, net (in thousands):

	Year Ended December 31,
	2015	2014	$ Variance	% Variance

Due to Parent, net	$98,007	$93,565	$4,442	4.7%
All other interest expense (income), net	283	(639)	922	(144.3)%
Total interest expense, net	$98,290	$92,926	$5,364	5.8%

Interest expense, net increased $5.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.  This increase primarily related to a $5.1 million increase in net interest expense associated with our indebtedness with CHS.  We were charged interest on this indebtedness at rates ranging from 4% to 7% during the carve-out period, which were applied to the outstanding Due to Parent, net, balance at the end of each month.  The increase in net interest expense owed to CHS consisted of a $7.0 million increase related to an increase in the average balance of Due to Parent, net, and a $0.2 million increase related to the increase in the average monthly interest rate.  The increase in net interest expense with CHS in 2015 when compared to 2014 was partially offset by a $2.1 million increase in interest income associated with our participation in the CHS receivables facility through November 2015.

Provision for (Benefit from) Income Taxes

The following table reconciles the differences between the statutory federal income tax rate and our effective tax rate (dollars in thousands):

	Year Ended December 31,
	2015		2014		2015 vs 2014
	Amount	%	Amount	%	$ Variance	bps Variance

Provision for (benefit from) income taxes at statutory federal rate	$2,814	35.0%	$4,527	35.0%	$(1,713)	—%
State income taxes, net of federal income tax benefit	(171)	(2.1)%	(1,202)	(9.3)%	1,031	7.2%
Net income (loss) attributable to noncontrolling interests	(1,189)	(14.8)%	157	1.2%	(1,346)	(16.0)%
Change in valuation allowance	1,459	18.2%	1,791	13.8%	(332)	4.4%
All other	391	4.8%	306	2.4%	85	2.4%
Total provision for (benefit from) income taxes and effective tax rate	$3,304	41.1%	$5,579	43.1%	$(2,275)	(2.0)%

The provision for income taxes decreased $2.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014.  Our effective tax rates were 41.1% and 43.1% in these respective years.  The decrease in our effective tax rate for 2015 primarily related to the disproportionate increase in net income attributable to noncontrolling interests, which is not tax effected in our statements of income.  The decrease in our effective tax rate was also due to an increase in the valuation allowance attributable to our state net operating losses.  See Note 12 — Income Taxes in the accompanying financial statements.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $3.8 million to $3.4 million for the year ended December 31, 2015 compared to $(0.4) million for the year ended December 31, 2014.  As a percentage of net operating revenues, net income (loss) attributable to noncontrolling interests was 0.1% and (0.1)% in these respective years.  During the year ended December 31, 2015, we acquired the remaining noncontrolling shares at one of our hospitals for $0.5 million. The carrying value of this noncontrolling interest was a deficit of $12.0 million and was settled as a non-cash transaction through Due to Parent, net.

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015(Unaudited)

A summary of our operating results, both in dollars and as a percentage of net operating revenues, follows (dollars in thousands):

	Three Months Ended December 31,
	2016		2015		2016 vs 2015
		% of		% of	$	bps
	Amount	Revenues	Amount	Revenues	Variance	Variance

Operating revenues, net of contractual allowances and discounts	$593,855		$624,864		$(31,009)
Provision for bad debts	78,615		66,638		11,977
Net operating revenues	515,240	100.0%	558,226	100.0%	(42,986)
Operating costs and expenses:
Salaries and benefits	268,559	52.1%	250,650	44.9%	17,909	7.2%
Supplies	66,829	13.0%	60,300	10.8%	6,529	2.2%
Other operating expenses	163,276	31.8%	161,996	29.1%	1,280	2.7%
Depreciation and amortization	26,434	5.1%	32,674	5.9%	(6,240)	(0.8)%
Rent	11,966	2.3%	11,889	2.1%	77	0.2%
Electronic health records incentives earned	(1,691)	(0.3)%	(4,327)	(0.8)%	2,636	0.5%
Legal, professional and settlement costs	1,166	0.2%	—	—%	1,166	0.2%
Impairment of long-lived assets and goodwill	41,470	8.0%	13,000	2.3%	28,470	5.7%
Loss on sale of hospitals, net	2,150	0.4%	—	—%	2,150	0.4%
Transaction costs related to the Spin-off	44	—%	7,283	1.3%	(7,239)	(1.3)%
Total operating costs and expenses	580,203	112.6%	533,465	95.6%	46,738	17.0%
Income (loss) from operations	(64,963)	(12.6)%	24,761	4.4%	(89,724)	(17.0)%
Interest expense, net	28,684	5.6%	24,111	4.3%	4,573	1.3%
Income (loss) before income taxes	(93,647)	(18.2)%	650	0.1%	(94,297)	(18.3)%
Provision for (benefit from) income taxes	(3,555)	(0.7)%	(131)	—%	(3,424)	(0.7)%
Net income (loss)	(90,092)	(17.5)%	781	0.1%	(90,873)	(17.6)%
Less: Net income (loss) attributable to noncontrolling interests	574	0.1%	1,360	0.2%	(786)	(0.1)%
Net income (loss) attributable to Quorum Health Corporation	$(90,666)	(17.6)%	$(579)	(0.1)%	$(90,087)	(17.5)%

Revenues

The following table provides information on our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended December 31,
	2016	2015	$ Variance	% Variance

Consolidated and combined:
Net patient revenues, before the provision for bad debts	$567,767	$597,827	$(30,060)	(5.0)%
Provision for bad debts	78,615	66,638	11,977	18.0%
Total net patient revenues	489,152	531,189	(42,037)	(7.9)%
Non-patient revenues	26,088	27,037	(949)	(3.5)%
Total net operating revenues	$515,240	$558,226	$(42,986)	(7.7)%
Net patient revenues per adjusted admission	$8,551	$8,863	$(312)	(3.5)%
Net operating revenues per adjusted admission	$9,007	$9,314	$(307)	(3.3)%

Same-facility:
Net patient revenues, before the provision for bad debts	$562,530	$588,913	$(26,383)	(4.5)%
Provision for bad debts	75,377	64,462	10,915	16.9%
Total net patient revenues	487,153	524,451	(37,298)	(7.1)%
Non-patient revenues	26,002	26,941	(939)	(3.5)%
Total net operating revenues	$513,155	$551,392	$(38,237)	(6.9)%
Net patient revenues per adjusted admission	$8,610	$8,944	$(334)	(3.7)%
Net operating revenues per adjusted admission	$9,069	$9,403	$(334)	(3.6)%

The following table provides information related to our net operating revenues, before the provision for bad debts, by payor source (dollars in thousands):

	Three Months Ended December 31,
	2016		2015		2016 vs 2015
	Amount	% of Total	Amount	% of Total	$ Variance	bps Variance

Consolidated and combined:
Medicare	$167,238	28.2%	$162,748	26.0%	$4,490	2.2%
Medicaid	104,243	17.6%	121,495	19.4%	(17,252)	(1.8)%
Managed care and commercial	238,195	40.1%	258,230	41.3%	(20,035)	(1.2)%
Self-pay	58,091	9.7%	55,354	9.0%	2,737	0.7%
Non-patient	26,088	4.4%	27,037	4.3%	(949)	0.1%
Total net operating revenues, before the provision for bad debts	$593,855	100.0%	$624,864	100.0%	$(31,009)

Same-facility:
Medicare	$165,476	28.1%	$160,152	26.0%	$5,324	2.1%
Medicaid	103,405	17.6%	120,075	19.5%	(16,670)	(1.9)%
Managed care and commercial	236,593	40.2%	254,509	41.3%	(17,916)	(1.1)%
Self-pay	57,056	9.7%	54,177	8.8%	2,879	0.9%
Non-patient	26,002	4.4%	26,941	4.4%	(939)	—%
Total net operating revenues, before the provision for bad debts	$588,532	100.0%	$615,854	100.0%	$(27,322)

The table above includes an $11.4 million change in estimate we recorded as of December 31, 2016 to reduce the net realizable value of patient accounts receivable due to increasing delays associated with collections on accounts receivable under the Illinois Medicaid program, as described above.  This portion of the change in estimate impacted contractual allowances associated with Medicaid revenues.

The following table provides information on certain drivers of our net operating revenues:

	Three Months Ended December 31,
	2016	2015	$ Variance	% Variance

Consolidated and combined:
Number of licensed beds at end of period	3,459	3,582	(123)	(3.4)%
Admissions	23,200	24,107	(907)	(3.8)%
Adjusted admissions	57,202	59,935	(2,733)	(4.6)%
Emergency room visits	174,754	179,977	(5,223)	(2.9)%
Medicare case mix index	1.41	1.33	0.08	6.0%

Same-facility:
Number of licensed beds at end of period	3,459	3,462	(3)	(0.1)%
Admissions	23,004	23,661	(657)	(2.8)%
Adjusted admissions	56,582	58,637	(2,055)	(3.5)%
Emergency room visits	172,375	176,623	(4,248)	(2.4)%
Medicare case mix index	1.41	1.34	0.07	5.2%

Net operating revenues for the three months ended December 31, 2016 decreased $43.0 million compared to the three months ended December 31, 2015, consisting of a $30.1 million decline in net patient revenues, before the provision for bad debts, a $12.0 million increase in the provision for bad debts and a $0.9 million decline in non-patient revenues.

As of December 31, 2016, we recorded a change in estimate of $22.8 million to reduce the net realizable value of our patient accounts receivable, which negatively impacted both contractual allowances and the provision for bad debts in our statement of income for the year ended December 31, 2016.  The portion of this change in estimate that impacted contractual allowances was $11.4 million and related to increasing delays associated with collections on accounts receivable under the Illinois Medicaid program.  The remainder of the change in estimate, also $11.4 million, impacted the provision for bad debts and related to our assessment of the collectability of our managed care and commercial accounts receivable aged greater than one year based on a review of historical cash collections for these accounts.

On a consolidated and combined basis, the $30.1 million decline in net patient revenues, before the provision for bad debts, included declines from both the divestiture group and continuing hospitals of $7.5 million and $22.6 million, respectively, for the three months ended December 31, 2016 compared to the three months ended December 31, 2015.  Volumes negatively impacted net patient revenues for both the divestiture group and continuing hospitals by $(8.0) million and $(18.0) million, respectively.  We had a favorable (unfavorable) impact to net patient revenues related to payor rates of $0.5 million and $(4.6) million from the divestiture group and continuing hospitals, respectively, when comparing the 2016 period to the 2015 period.  Our same facility net operating revenues exclude $2.1 million and $6.8 million for the three months ended December 31, 2016 and 2015, respectively, related to Sandhills.

Non-patient revenues decreased $0.9 million for the three months ended December 31, 2016 compared to the three months ended December 31, 2015. We had other income of $2.2 million in the 2015 period related to the receivables facility with CHS with no comparable income in the 2016 period.  Our hospitals were removed from the CHS receivables facility in November 2015.  QHR revenues were relatively flat for the three months ended December 31, 2016 compared to the three months ended December 31, 2015.

Provision for Bad Debts

The provision for bad debts for the three months ended December 31, 2016 increased $12.0 million compared to the three months ended December 31, 2015.  As a percentage of net patient revenues, before the provision for bad debts, the provision for bad debts was 13.8% and 11.1% in the respective periods.  The increase for 2016 when compared to 2015 was primarily the result of an $11.4 million change in estimate we recorded as part of our evaluation of the net realizable value of patient accounts receivable as of December 31, 2016, as previously discussed.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended December 31,
	2016	2015	$ Variance	% Variance

Salaries and benefits	$268,559	$250,650	$17,909	7.1%
Hospital operations salaries and benefits	$242,745	$224,322	$18,423	8.2%
Hospital operations salaries and benefits per adjusted admission	$4,244	$3,743	$501	13.4%
Hospital operations man-hours per adjusted admission	108.2	103.6	4.6	4.4%

Salaries and benefits increased $17.9 million for the three months ended December 31, 2016 compared to the three months ended December 31, 2015.  As a percentage of net operating revenues, salaries and benefits were 52.1% and 44.9% in these respective periods.  The increase in salaries and benefits was primarily due to the inclusion of corporate salaries and benefits following the completion of the Spin-off, as previously discussed.  In the 2016 period, we had corporate salaries and benefits of $11.0 million, which included stock-based compensation expense of $2.8 million related to QHC and CHS restricted stock awards held at the time of the Spin-off and QHC restricted stock awards granted after the Spin-off.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended December 31,
	2016	2015	$ Variance	% Variance

Supplies	$66,829	$60,300	$6,529	10.8%
Supplies per adjusted admission	$1,168	$1,006	$162	16.1%

Supplies expense increased $6.5 million for the three months ended December 31, 2016 compared to the three months ended December 31, 2015.  As a percentage of net operating revenues, supplies expense was 13.0% and 10.8% in these respective periods.  The increase in supplies expense was primarily due to the renegotiated contract with our group purchasing organization following the Spin-off, which resulted in a reduction in rebates and administrative fee reimbursements of $2.7 million in the 2016 period compared to the 2015 period.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Three Months Ended December 31,
	2016		2015		2016 vs 2015
		% of		% of	$	bps
	Amount	Total	Amount	Total	Variance	Variance

Purchased services	$47,356	29.0%	$46,860	28.9%	$496	0.1%
Taxes and insurance	35,518	21.8%	33,278	20.5%	2,240	1.3%
Medical specialist fees	29,460	18.0%	22,593	13.9%	6,867	4.1%
Transition services agreements and allocations from Parent	14,249	8.7%	13,610	8.4%	639	0.3%
Repairs and maintenance	11,410	7.0%	9,921	6.1%	1,489	0.9%
Utilities	7,307	4.5%	7,310	4.5%	(3)	—%
Management fees from Parent	—	—%	9,704	6.0%	(9,704)	(6.0)%
Other miscellaneous operating expenses	17,976	11.0%	18,720	11.7%	(744)	(0.7)%
Total other operating expenses	$163,276	100.0%	$161,996	100.0%	$1,280

Other operating expenses increased $1.3 million for the three months ended December 31, 2016 compared to the three months ended December 31, 2015.  As a percentage of net operating revenues, other operating expenses were 31.8% and 29.1% in these respective periods.  We had an increase in medical specialist fees in the 2016 period when compared to the 2015 period as a result of the renegotiated contracts related to emergency room services and subsidies to various third parties, including hospitalists.  Taxes and insurance increased in the 2016 period due to $2.0 million of Illinois income tax credits recorded in the 2015 period with no comparable credits in the 2016 period.  Management fees from Parent were allocated to QHC until the Spin-off date.

Depreciation and Amortization

The following table provides a summary of the components of depreciation and amortization expenses (dollars in thousands):

	Three Months Ended December 31,
	2016	2015	$ Variance	% Variance

Depreciation expense:
Land improvements	$578	$608	$(30)	(4.9)%
Buildings and building improvements	5,543	7,184	(1,641)	(22.8)%
Equipment and fixtures	12,253	15,151	(2,898)	(19.1)%
Total depreciation expense	18,374	22,943	(4,569)	(19.9)%
Amortization expense:
Amortization of finite-lived intangible assets:
Capitalized software costs	5,654	7,183	(1,529)	(21.3)%
Physician guarantee contracts	725	1,047	(322)	(30.8)%
Other finite-lived intangible assets	675	864	(189)	(21.9)%
Total amortization expense related to finite-lived intangible assets	7,054	9,094	(2,040)	(22.4)%
Amortization of leasehold improvements and property and equipment assets held under capital lease obligations	1,006	637	369	57.9%
Total amortization expense	8,060	9,731	(1,671)	(17.2)%
Total depreciation and amortization	$26,434	$32,674	$(6,240)	(19.1)%

Depreciation and amortization expense decreased $6.2 million during the three months ended December 31, 2016 compared to the three months ended December 31, 2015.  As a percentage of net operating revenues, depreciation and amortization was 5.1% and 5.9% in these respective periods.  The decrease in depreciation and amortization was primarily due to the reclassification of certain property, equipment and capitalized software to held for sale as of June 30, 2016 and the resulting discontinuation of depreciation in the third and fourth quarters of 2016.  In addition, we sold Sandhills on December 1, 2016 and recognized $45.4 million of impairment to property and equipment and capitalized software costs in the second quarter of 2016, which also reduced depreciation and amortization in the 2016 period.

Rent

Rent expense of $12.0 million for the three months ended December 31, 2016 was comparable to rent expense of $11.9 million for the three months ended December 31, 2015.  As a percentage of net operating revenues, rent expense was 2.3% and 2.1% in these respective periods.  Rent expense primarily relates to operating leases for certain buildings and equipment at our hospitals.

Electronic Health Records Incentives Earned

Electronic health records incentives earned decreased $2.6 million to $1.7 million for the three months ended December 31, 2016 compared to $4.3 million for the three months ended December 31, 2015 primarily due to the decrease in activity as we move closer toward full implementation of EHR.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs were $1.2 million for the three months ended December 31, 2016 with no comparable expenses in the 2015 period. The increase was primarily related to the costs associated with the R2 Letter.

Impairment of Long-Lived Assets and Goodwill

Impairment of long-lived assets and goodwill increased $28.5 million to $41.5 million for the three months ended December 31, 2016 compared to $13.0 million for the three months ended December 31, 2015.  We finalized our step two goodwill impairment analysis in the fourth quarter of 2016, which resulted in additional impairment of $2.7 million, when compared to our second quarter estimate of $200 million of goodwill impairment related to our hospital operations business.  In addition to the above, we experienced a decline in operating results at several of our hospitals in the fourth quarter of 2016.  This led management to perform additional testing for impairment utilizing a December 31, 2016 measurement date. As a result of this analysis, we recorded additional impairment of $38.8 million related to held for use assets in the fourth quarter of 2016.  See “— Overview — 2016 Impairments” for a table and additional information on the impairment charges recorded in the second and fourth quarters of 2016.

During the three months ended December 31, 2015, we recorded impairment of $13.0 million to reduce the carrying values of certain long-lived assets at seven of our hospitals to their estimated fair values, as previously discussed.

Loss on Sale of Hospitals, Net

During the three months ended December 31, 2016, we recorded a $2.2 million net loss on the sale of hospitals, consisting of $1.2 million related to Barrow and $1.0 million related to Sandhills, as previously discussed.

Interest Expense, Net

The following table provides information related to interest expense, net (in thousands):

	Three Months Ended December 31,
	2016	2015

Senior Credit Facility:
Revolving Credit Facility	$121	$—
Term Loan Facility	15,108	—
ABL Credit Facility	140	—
Senior Notes	11,626	—
Amortization of debt issuance costs and discounts	2,035	—
All other interest expense (income), net	(346)	(78)
Total interest expense, net, from long-term debt	28,684	(78)
Due to Parent, net	—	24,189
Total interest expense, net	$28,684	$24,111

Interest expense, net increased $4.6 million for the three months ended December 31, 2016 compared to the three months ended December 31, 2015 primarily due to our new debt structure.  The effective interest rates for our term loan facility and senior notes were approximately 7.70% and 12.469%, respectively, at December 31, 2016.  We were charged interest on our indebtedness with CHS at various rates ranging from 4% to 7% during the carve-out period.  Interest computations on this indebtedness were based on the outstanding balance of Due to Parent, net, at the end of each month. This debt with CHS was extinguished on April 29, 2016, the Spin-off date.  See Note 7 — Long-Term Debt in the accompanying financial statements for additional information on our indebtedness and the CS Amendment we executed on April 11, 2017 to amend certain provisions of our Senior Credit Facility.

Provision for (Benefit from) Income Taxes

The following table reconciles the differences between the statutory federal income tax rate and our effective tax rate (dollars in thousands):

	Three Months Ended December 31,
	2016		2015		2016 vs 2015
	Amount	%	Amount	%	$ Variance	bps Variance

Provision for (benefit from) income taxes at statutory federal rate	$(32,777)	35.0%	$227	35.0%	$(33,004)	—%
State income taxes, net of federal income tax benefit	(33,455)	35.7%	579	89.2%	(34,034)	(53.5)%
Net income (loss) attributable to noncontrolling interests	(201)	0.2%	(476)	(73.3)%	275	73.5%
Non-deductible goodwill and Spin-off costs	(22,054)	23.6%	—	—%	(22,054)	23.6%
Change in valuation allowance	84,537	(90.3)%	101	15.6%	84,436	(105.9)%
All other	395	(0.4)%	(562)	(86.6)%	957	86.2%
Total provision for (benefit from) income taxes and effective tax rate	$(3,555)	3.8%	$(131)	(20.1)%	$(3,424)	23.9%

Our income tax benefit was $3.6 million and $0.1 million for the three months ended December 31, 2016 and 2015, respectively.  Our effective tax rates were 3.8% and 20.1% in these respective periods.  The increase in our effective tax rate in the 2016 period when compared to the 2015 period was primarily due to the non-deductible portion of our goodwill impairment recorded in the second quarter of 2016 and reallocated as impairment of long-lived assets in the fourth quarter of 2016, and recording a valuation allowance against deferred tax assets that are not more likely than not to be realized.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests decreased $0.8 million to $0.6 million for the three months ended December 31, 2016 compared to $1.4 million for the three months ended December 31, 2015.  As a percentage of net operating revenues, net income (loss) attributable to noncontrolling interests was 0.1% and 0.2% in these respective periods.

Three Months Ended December 31, 2016 Compared to Three Months Ended September 30, 2016 (Unaudited)

A summary of our operating results, both in dollars and as a percentage of net operating revenues, follows (dollars in thousands):

	Three Months Ended
	December 31, 2016		September 30, 2016		Fourth Quarter vs Third Quarter
		% of		% of	$	bps
	Amount	Revenues	Amount	Revenues	Variance	Variance

Operating revenues, net of contractual allowances and discounts	$593,855		$612,551		$(18,696)
Provision for bad debts	78,615		68,612		10,003
Net operating revenues	515,240	100.0%	543,939	100.0%	(28,699)
Operating costs and expenses:
Salaries and benefits	268,559	52.1%	266,812	49.1%	1,747	3.0%
Supplies	66,829	13.0%	64,013	11.8%	2,816	1.2%
Other operating expenses	163,276	31.8%	154,878	28.3%	8,398	3.5%
Depreciation and amortization	26,434	5.1%	28,234	5.2%	(1,800)	(0.1)%
Rent	11,966	2.3%	12,823	2.4%	(857)	(0.1)%
Electronic health records incentives earned	(1,691)	(0.3)%	(1,336)	(0.2)%	(355)	(0.1)%
Legal, professional and settlement costs	1,166	0.2%	488	0.1%	678	0.1%
Impairment of long-lived assets and goodwill	41,470	8.0%	—	—%	41,470	8.0%
Loss on sale of hospitals, net	2,150	0.4%	—	—%	2,150	0.4%
Transaction costs related to the Spin-off	44	—%	532	0.1%	(488)	(0.1)%
Total operating costs and expenses	580,203	112.6%	526,444	96.8%	53,759	15.8%
Income (loss) from operations	(64,963)	(12.6)%	17,495	3.2%	(82,458)	(15.8)%
Interest expense, net	28,684	5.6%	28,028	5.1%	656	0.5%
Income (loss) before income taxes	(93,647)	(18.2)%	(10,533)	(1.9)%	(83,114)	(16.3)%
Provision for (benefit from) income taxes	(3,555)	(0.7)%	(4,081)	(0.7)%	526	—%
Net income (loss)	(90,092)	(17.5)%	(6,452)	(1.2)%	(83,640)	(16.3)%
Less: Net income (loss) attributable to noncontrolling interests	574	0.1%	507	0.1%	67	—%
Net income (loss) attributable to Quorum Health Corporation	$(90,666)	(17.6)%	$(6,959)	(1.3)%	$(83,707)	(16.3)%

Revenues

The following table provides information on our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended
	December 31, 2016	September 30, 2016	$ Variance	% Variance

Consolidated and combined:
Net patient revenues, before the provision for bad debts	$567,767	$587,972	$(20,205)	(3.4)%
Provision for bad debts	78,615	68,612	10,003	14.6%
Total net patient revenues	489,152	519,360	(30,208)	(5.8)%
Non-patient revenues	26,088	24,579	1,509	6.1%
Total net operating revenues	$515,240	$543,939	$(28,699)	(5.3)%
Net patient revenues per adjusted admission	$8,551	$8,753	$(202)	(2.3)%
Net operating revenues per adjusted admission	$9,007	$9,168	$(161)	(1.8)%

Same-facility:
Net patient revenues, before the provision for bad debts	$562,530	$579,627	$(17,097)	(2.9)%
Provision for bad debts	75,377	66,505	8,872	13.3%
Total net patient revenues	487,153	513,122	(25,969)	(5.1)%
Non-patient revenues	26,002	24,534	1,468	6.0%
Total net operating revenues	$513,155	$537,656	$(24,501)	(4.6)%
Net patient revenues per adjusted admission	$8,610	$8,820	$(210)	(2.4)%
Net operating revenues per adjusted admission	$9,069	$9,241	$(172)	(1.9)%

The following table provides information related to our net operating revenues, before the provision for bad debts, by payor source (dollars in thousands):

	Three Months Ended
	December 31, 2016		September 30, 2016		Fourth Quarter vs Third Quarter
	Amount	% of Total	Amount	% of Total	$ Variance	bps Variance

Consolidated and combined:
Medicare	$167,238	28.2%	$162,753	26.6%	$4,485	1.6%
Medicaid	104,243	17.6%	125,679	20.5%	(21,436)	(2.9)%
Managed care and commercial	238,195	40.1%	239,461	39.1%	(1,266)	1.0%
Self-pay	58,091	9.7%	60,079	9.8%	(1,988)	(0.1)%
Non-patient	26,088	4.4%	24,579	4.0%	1,509	0.4%
Total net operating revenues, before the provision for bad debts	$593,855	100.0%	$612,551	100.0%	$(18,696)

Same-facility:
Medicare	$165,476	28.1%	$160,273	26.5%	$5,203	1.6%
Medicaid	103,405	17.6%	124,255	20.6%	(20,850)	(3.0)%
Managed care and commercial	236,593	40.2%	236,466	39.1%	127	1.1%
Self-pay	57,056	9.7%	58,633	9.7%	(1,577)	—%
Non-patient	26,002	4.4%	24,534	4.1%	1,468	0.3%
Total net operating revenues, before the provision for bad debts	$588,532	100.0%	$604,161	100.0%	$(15,629)

The table above includes an $11.4 million change in estimate we recorded as of December 31, 2016 to reduce the net realizable value of patient accounts receivable due to increasing delays associated with collections on accounts receivable under the Illinois Medicaid program, as described above.  This portion of the change in estimate impacted contractual allowances associated with Medicaid revenues.

The following table provides information on certain drivers of our net operating revenues:

	Three Months Ended
	December 31, 2016	September 30, 2016	$ Variance	% Variance

Consolidated and combined:
Number of licensed beds at end of period	3,459	3,578	(119)	(3.3)%
Admissions	23,200	23,503	(303)	(1.3)%
Adjusted admissions	57,202	59,333	(2,131)	(3.6)%
Emergency room visits	174,754	184,166	(9,412)	(5.1)%
Medicare case mix index	1.41	1.37	0.04	2.9%

Same-facility:
Number of licensed beds at end of period	3,459	3,458	1	—%
Admissions	23,004	23,130	(126)	(0.5)%
Adjusted admissions	56,582	58,180	(1,598)	(2.7)%
Emergency room visits	172,375	180,575	(8,200)	(4.5)%
Medicare case mix index	1.41	1.34	0.07	5.2%

Net operating revenues for the three months ended December 31, 2016 decreased $28.7 million compared to the three months ended September 30, 2016, consisting of a $20.2 million decline in net patient revenues, before the provision for bad debts, a $10.0 million increase in the provision for bad debts and a $1.5 million increase in non-patient revenues.

As of December 31, 2016, we recorded a change in estimate of $22.8 million to reduce the net realizable value of our patient accounts receivable, which negatively impacted both contractual allowances and the provision for bad debts in our statement of income for the year ended December 31, 2016, each by $11.4 million, as previously discussed.

On a consolidated and combined basis, the $20.2 million decline in net patient revenues, before the provision for bad debts, included declines from both the divestiture group and continuing hospitals of $5.4 million and $14.8 million, respectively, for the three months ended December 31, 2016 compared to the three months ended September 30, 2016.  These declines both related to volumes.  Payor rates were relatively flat when comparing these periods.

Our same facility net operating revenues exclude $2.1 million and $6.3 million for the three months ended December 31, 2016 and the three months ended September 30, 2016, respectively, related to Sandhills.

Non-patient revenues increased $1.5 million for the three months ended December 31, 2016 compared to the three months ended September 30, 2016. QHR revenues increased $0.8 million in the fourth quarter of 2016 when compared to the third quarter of 2016.  The remainder of the increase in non-patient revenues variance was due to increases in other income at our hospitals.

Provision for Bad Debts

The provision for bad debts increased $10.0 million for the three months ended December 31, 2016 compared to the three months ended September 30, 2016.  As a percentage of net patient revenues, before the provision for bad debts, the provision for bad debts was 13.8% and 11.7% in these respective periods.  The increase was primarily the result of the $11.4 million change in estimate we recorded as part of our evaluation of the net realizable value of patient accounts receivable as of December 31, 2016, as previously discussed.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended
	December 31, 2016	September 30, 2016	$ Variance	% Variance

Salaries and benefits	$268,559	$266,812	$1,747	0.7%
Hospital operations salaries and benefits	$242,745	$241,371	$1,374	0.6%
Hospital operations salaries and benefits per adjusted admission	$4,244	$4,068	$176	4.3%
Hospital operations man-hours per adjusted admission	108.2	104.1	4.1	3.9%

Salaries and benefits increased $1.7 million for the three months ended December 31, 2016 compared to the three months ended September 30, 2016.  As a percentage of net operating revenues, salaries and benefits were 52.1% and 49.1% in these respective periods.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended
	December 31, 2016	September 30, 2016	$ Variance	% Variance

Supplies	$66,829	$64,013	$2,816	4.4%
Supplies per adjusted admission	$1,168	$1,079	$89	8.2%

Supplies expense increased $2.8 million in the three months ended December 31, 2016 compared to the three months ended September 30, 2016.  As a percentage of net operating revenues, supplies expense was 13.0% and 11.8% in these respective periods.  We wrote off approximately $1.2 million of obsolete inventory in the fourth quarter of 2016 with no comparable expense in the third quarter of 2016.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Three Months Ended
	December 31, 2016		September 30, 2016		Fourth Quarter vs Third Quarter
		% of		% of	$	bps
	Amount	Total	Amount	Total	Variance	Variance

Purchased services	$47,356	29.0%	$44,242	28.6%	$3,114	0.4%
Taxes and insurance	35,518	21.8%	24,690	15.9%	10,828	5.9%
Medical specialist fees	29,460	18.0%	27,811	18.0%	1,649	—%
Transition services agreements	14,249	8.7%	18,094	11.7%	(3,845)	(3.0)%
Repairs and maintenance	11,410	7.0%	9,611	6.2%	1,799	0.8%
Utilities	7,307	4.5%	8,369	5.4%	(1,062)	(0.9)%
Other miscellaneous operating expenses	17,976	11.0%	22,061	14.2%	(4,085)	(3.2)%
Total other operating expenses	$163,276	100.0%	$154,878	100.0%	$8,398

Other operating expenses increased $8.4 million for the three months ended December 31, 2016 compared to the three months ended September 30, 2016.  As a percentage of net operating revenues, other operating expenses were 31.8% and 28.3% in these respective periods.  The increase primarily related to an increase in taxes and insurance.  In the third quarter of 2016, we had $8.0 million of Illinois income tax credits and $3.2 million of New Mexico gross receipts tax refunds with no comparable credits in the fourth quarter of 2016.  Purchased services in the third quarter of 2016 included $0.9 million of expenses associated with the New Mexico gross receipts tax refunds with no comparable expenses in the fourth quarter of 2016.

Depreciation and Amortization

The following table provides a summary of the components of depreciation and amortization expenses (dollars in thousands):

	Three Months Ended
	December 31, 2016	September 30, 2016	$ Variance	% Variance

Depreciation expense:
Land improvements	$578	$603	$(25)	(4.1)%
Buildings and building improvements	5,543	5,032	511	10.2%
Equipment and fixtures	12,253	14,128	(1,875)	(13.3)%
Total depreciation expense	18,374	19,763	(1,389)	(7.0)%
Amortization expense:
Amortization of finite-lived intangible assets:
Capitalized software costs	5,654	6,214	(560)	(9.0)%
Physician guarantee contracts	725	770	(45)	(5.8)%
Other finite-lived intangible assets	675	675	—	0.0%
Total amortization expense related to finite-lived intangible assets	7,054	7,659	(605)	(7.9)%
Amortization of leasehold improvements and property and equipment assets held under capital lease obligations	1,006	812	194	23.9%
Total amortization expense	8,060	8,471	(411)	(4.9)%
Total depreciation and amortization	$26,434	$28,234	$(1,800)	(6.4)%

Depreciation and amortization expense decreased $1.8 million for the three months ended December 31, 2016 compared to the three months ended September 30, 2016.  As a percentage of net operating revenues, depreciation and amortization was 5.1% and 5.2% in these respective periods.  The decrease was primarily due to the sale of Sandhills on December 1, 2016.

Rent

Rent expense decreased $0.8 million to $12.0 million for the three months ended December 31, 2016 compared to $12.8 million for the three months ended September 30, 2016.  As a percentage of net operating revenues, rent expense was 2.3% and 2.4% in these respective periods.  This decrease was primarily due to the sale of Sandhills on December 1, 2016.  Rent expense primarily relates to operating leases for certain buildings and equipment at our hospitals.

Electronic Health Records Incentives Earned

Electronic health records incentives earned was $1.7 million for the three months ended December 31, 2016 compared to $1.3 million for the three months ended September 30, 2016.  We are experiencing an overall decline in our EHR incentives earned as we move closer toward full implementation of EHR.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs increased $0.7 million to $1.2 million for the three months ended December 31, 2016 compared to $0.5 million for the three months ended September 30, 2016.  The increase was primarily due to the costs associated with the R2 Letter, as previously discussed.

Impairment of Long-Lived Assets and Goodwill

Impairment of long-lived assets and goodwill was $41.5 million in the three months ended December 31, 2016 with no comparable charges in the three months ended September 31, 2016.  We finalized our step two goodwill impairment analysis in the fourth quarter of 2016, which resulted in additional impairment to long-lived assets and goodwill of $2.7 million, when compared to our second quarter estimate of $200 million of goodwill impairment related to our hospital operations business.  In addition to the above, we experienced a decline in operating results at several of our hospitals in the fourth quarter of 2016.  This led management to perform additional testing for impairment utilizing a December 31, 2016 measurement date. As a result of this analysis, we recorded additional impairment of $38.8 million related to held for use assets in the fourth quarter of 2016.  See “— Overview — 2016 Impairments” for a table and additional information on the impairment charges recorded in the second and fourth quarters of 2016.

Loss on Sale of Hospitals, Net

During the three months ended December 31, 2016, we recorded a $2.2 million net loss on the sale of two hospitals.  We sold Barrow and Sandhills in December 2016, as previously discussed.

Interest Expense, Net

The following table provides information related to interest expense, net (in thousands):

	Three Months Ended
	December 31, 2016	September 30, 2016	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$121	$124	$(3)	(2.4)%
Term Loan Facility	15,108	15,179	(71)	(0.5)%
ABL Credit Facility	140	120	20	16.7%
Senior Notes	11,626	11,626	—	—%
Amortization of debt issuance costs and discounts	2,035	1,692	343	20.3%
All other interest expense (income), net	(346)	(713)	367	(51.5)%
Total interest expense, net	$28,684	$28,028	$656	2.3%

Interest expense, net of $28.7 million for the three months ended December 31, 2016 was comparable to $28.0 million for the three months ended September 30, 2016.  We made a principal payment of $7.2 million on our term loan facility on December 7, 2016 from the proceeds of the Sandhills sale.

Provision for (Benefit from) Income Taxes

The following table reconciles the differences between the statutory federal income tax rate and our effective tax rate (dollars in thousands):

	Three Months Ended
	December 31, 2016		September 30, 2016		Fourth Quarter vs Third Quarter
	Amount	%	Amount	%	$ Variance	bps Variance

Provision for (benefit from) income taxes at statutory federal rate	$(32,777)	35.0%	$(3,686)	35.0%	$(29,091)	—%
State income taxes, net of federal income tax benefit	(33,455)	35.7%	(730)	6.9%	(32,725)	28.8%
Net income (loss) attributable to noncontrolling interests	(201)	0.2%	(178)	1.7%	(23)	(1.5)%
Non-deductible goodwill and Spin-off costs	(22,054)	23.6%	—	—%	(22,054)	23.6%
Change in valuation allowance	84,537	(90.3)%	417	(4.0)%	84,120	(86.3)%
All other	395	(0.4)%	96	(0.9)%	299	0.5%
Total provision for (benefit from) income taxes and effective tax rate	$(3,555)	3.8%	$(4,081)	38.7%	$526	(34.9)%

Our income tax benefit was $3.6 million and $4.1 million for the three months ended December 31, 2016 and September 30, 2016, respectively.  Our effective tax rates were 3.8% and 38.7% for the respective periods.  The decrease in our effective tax rate for the fourth quarter of 2016 when compared to the third quarter of 2016 was primarily due to the non-deductible portion of our goodwill impairment recorded in the second quarter of 2016 and reallocated as impairment of long-lived assets in the fourth quarter of 2016, and recording a valuation allowance against deferred tax assets that are not more likely than not to be realized.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests of $0.6 million for the three months ended December 31, 2016 was comparable to $0.5 million for the three months ended September 30, 2016.  As a percentage of net operating revenues, net income (loss) attributable to noncontrolling interests was 0.1% in both periods.

Quarterly Results of Operations for the Years Ended December 31, 2016 and 2015 (Unaudited)

The following tables summarize our quarterly results of operations and selected financial and operating data (dollars in thousands except earnings (loss) per share and per adjusted admission amounts):

	2016 Quarters				2015 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Statements of income data:
Operating revenues, net of contractual allowances and discounts	$614,484	$598,163	$612,551	$593,855	$606,472	$608,636	$605,886	$624,864
Provision for bad debts	64,933	68,426	68,612	78,615	58,855	70,284	62,743	66,638
Net operating revenues	549,551	529,737	543,939	515,240	547,617	538,352	543,143	558,226
Operating costs and expenses:
Salaries and benefits	256,862	264,886	266,812	268,559	260,066	253,812	252,168	250,650
Supplies	63,661	64,136	64,013	66,829	64,552	61,663	63,277	60,300
Other operating expenses	164,463	163,185	154,878	163,276	152,240	158,811	161,186	161,996
Depreciation and amortization	31,157	31,463	28,234	26,434	31,698	32,141	31,488	32,674
Rent	12,549	12,545	12,823	11,966	12,437	12,065	12,338	11,889
Electronic health records incentives earned	(4,208)	(4,247)	(1,336)	(1,691)	(7,707)	(7,624)	(6,121)	(4,327)
Legal, professional and settlement costs	241	5,447	488	1,166	—	—	—	—
Impairment of long-lived assets and goodwill	—	250,400	—	41,470	—	—	—	13,000
Loss on sale of hospitals, net	—	—	—	2,150	—	—	—	—
Transaction costs related to the Spin-off	3,735	1,177	532	44	—	—	9,054	7,283
Total operating costs and expenses	528,460	788,992	526,444	580,203	513,286	510,868	523,390	533,465
Income (loss) from operations	21,091	(259,255)	17,495	(64,963)	34,331	27,484	19,753	24,761
Interest expense, net	27,452	29,276	28,028	28,684	25,802	23,828	24,549	24,111
Income (loss) before income taxes	(6,361)	(288,531)	(10,533)	(93,647)	8,529	3,656	(4,796)	650
Provision for (benefit from) income taxes	(1,674)	(44,565)	(4,081)	(3,555)	2,705	1,451	(721)	(131)
Net income (loss)	(4,687)	(243,966)	(6,452)	(90,092)	5,824	2,205	(4,075)	781
Less: Net income (loss) attributable to noncontrolling interests	315	1,095	507	574	(375)	775	1,638	1,360
Net income (loss) attributable to Quorum Health Corporation	$(5,002)	$(245,061)	$(6,959)	$(90,666)	$6,199	$1,430	$(5,713)	$(579)

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(0.18)	$(8.63)	$(0.24)	$(3.19)	$0.22	$0.05	$(0.20)	$(0.02)
Weighted-average shares outstanding:
Basic and diluted	28,412,054	28,412,720	28,413,532	28,416,801	28,412,054	28,412,054	28,412,054	28,412,054

	2016 Quarters				2015 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Other financial and operating data:
Net patient revenues per adjusted admission	$8,741	$8,520	$8,753	$8,551	$8,750	$8,396	$8,437	$8,863
Net operating revenues per adjusted admission	$9,190	$8,987	$9,168	$9,007	$9,234	$8,907	$8,882	$9,314
Adjusted EBITDA	$56,224	$29,232	$46,749	$30,717	$66,029	$59,625	$60,295	$77,718
Adjusted EBITDA, Adjusted for Divestitures	$59,178	$31,708	$51,139	$39,827	$67,020	$60,615	$62,547	$78,842
Number of licensed beds at end of period	3,577	3,579	3,578	3,459	3,614	3,592	3,592	3,582
Admissions	24,992	23,618	23,503	23,200	25,548	24,442	24,281	24,107
Adjusted admissions	59,801	58,942	59,333	57,202	59,304	60,444	61,150	59,935
Emergency room visits	184,934	182,301	184,166	174,754	178,872	184,487	186,685	179,977
Medicare case mix index	1.37	1.38	1.37	1.41	1.34	1.34	1.35	1.33

The following table reconciles Adjusted EBITDA and Adjusted EBITDA, Adjusted for Divestitures, as defined in “Item 6.  Selected Financial Data”, to net income (loss) attributable to Quorum Health Corporation, the most directly comparable U.S. GAAP financial measure, as derived directly from the our consolidated and combined financial statements for the respective periods (in thousands):

	2016 Quarters				2015 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Adjusted EBITDA components:
Net income (loss) attributable to Quorum Health Corporation	$(5,002)	$(245,061)	$(6,959)	$(90,666)	$6,199	$1,430	$(5,713)	$(579)
Net income (loss) attributable to noncontrolling interests	315	1,095	507	574	(375)	775	1,638	1,360
Interest expense, net	27,452	29,276	28,028	28,684	25,802	23,828	24,549	24,111
Provision for (benefit from) income taxes	(1,674)	(44,565)	(4,081)	(3,555)	2,705	1,451	(721)	(131)
Depreciation and amortization	31,157	31,463	28,234	26,434	31,698	32,141	31,488	32,674
EBITDA	52,248	(227,792)	45,729	(38,529)	66,029	59,625	51,241	57,435
Legal, professional and settlement costs	241	5,447	488	1,166	—	—	—	—
Impairment of long-lived assets and goodwill	—	250,400	—	41,470	—	—	—	13,000
Loss on sale of hospitals, net	—	—	—	2,150	—	—	—	—
Transaction costs related to the Spin-off	3,735	1,177	532	44	—	—	9,054	7,283
Severance costs for post-spin headcount reductions	—	—	—	1,617	—	—	—	—
Change in estimate related to collectability of patient accounts receivable	—	—	—	22,799	—	—	—	—
Adjusted EBITDA	56,224	29,232	46,749	30,717	66,029	59,625	60,295	77,718
Negative EBITDA of divested hospitals	2,954	2,476	4,390	9,110	991	990	2,252	1,124
Adjusted EBITDA, Adjusted for Divestitures	$59,178	$31,708	$51,139	$39,827	$67,020	$60,615	$62,547	$78,842

Liquidity and Capital Resources

Financial Outlook

Our primary sources of liquidity are cash flows from operations and available borrowing capacity under our revolving credit facilities.  We believe that these amounts will be adequate to service our existing debt, finance internal growth and fund capital expenditures over the next 12 months and into the foreseeable future.

Our business strategy includes an ongoing strategic review of our hospitals based upon analysis of financial performance, current competitive conditions, expected demographic trends, joint venture opportunities and capital allocation requirements.  As part of this strategy, we are actively engaging in initiatives, among others, to divest underperforming hospitals, reduce our debt and refine our portfolio to a more sustainable group of hospitals with higher operating margins.  We sold two hospitals in December 2016 for combined proceeds of $13.7 million, one hospital in March 2017 for $4.3 million, and have targeted an additional six hospitals that we intend to divest in the next twelve months.  For the year ended December 31, 2016, these nine hospitals had $60.0 million of net operating losses.

Our financial statements have been prepared under the assumption that we will continue as a going concern.  We have limited stand-alone operating history and have experienced net losses in each of the quarters in 2016 subsequent to the Spin-off.  The net losses were primarily due to the impairment charges related to our hospital operations business, the change in estimate related to the collectability of patient accounts receivable, higher than expected operating costs associated with the transition services agreements with CHS and other third-party contracts in comparison to the allocated costs from CHS during the carve-out period and the net operating losses from hospitals that have been targeted by management for divestiture.

On December 31, 2016, we adopted ASU No. 2014-15, Presentation of Financial Statements — Going Concern, which requires management to evaluate if there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern.  As a result of adopting ASU No. 2014-15, management was required to evaluate our ability to comply with the Secured Net Leverage Ratio (as defined in the CS Agreement) under our Senior Credit Facility, as defined below, for one year following the issuance of the financial statements for the year ended December 31, 2016.  Although we were in compliance with our financial covenants as of December 31, 2016, the new standard requires management to base its evaluation about our ability to continue to comply with those covenants on results and events considered “probable” of occurring considering historical results, implemented plans, and executed agreements as of the date the financial statements are issued.  In light of (i) our historical net operating results; (ii) delays in the approval by CMS of the California HQAF program for the 2017 to 2019 program period, which impacts us due to our inability to recognize any earned revenues until CMS approval of the program has been issued; and (iii) the amount of net operating losses from hospitals we intend to divest, management sought and completed an amendment to certain provisions of our Senior Credit Facility.

On April 11, 2017, we executed the CS Amendment to, among other things, raise the maximum Secured Net Leverage Ratio (as defined in the CS Agreement) to 4.75x from 4.25x for the period July 1, 2017 to December 31, 2018 (which was previously 4.25x for the period July 1, 2017 to June 30, 2018), at which point it drops to 4.00x for the remainder of the agreement.  The CS Amendment also provides for additional Consolidated EBITDA add backs under the covenant calculation for certain items.  For additional details of the CS Amendment, see “—Long-Term Debt” below.  Management has concluded that the CS Amendment alleviates any substantial doubt about our ability to continue as a going concern for the one year period following the issuance of the financial statements for the year ended December 31, 2016.

Statements of Cash Flows

Our statement of cash flows for the year ended December 31, 2016 when compared to the years ended December 31, 2015 and 2014 was significantly impacted by the completion of the Spin-off on April 29, 2016.  Following the Spin-off, we own and manage our own cash depository and disbursement accounts, whereas all of our cash activity was managed through Due to Parent, net, under CHS’ cash management program prior to the Spin-off.  Our statement of cash flows for 2016 includes four months of activity prior to the Spin-off and eight months of activity after the Spin-off.

Year ended December 31, 2016 Compared to Year ended December 31, 2015

A summary of our cash flows follows (in thousands):

	Year Ended December 31,
	2016	2015	$ Variance	% Variance

Net cash provided by operating activities	$81,086	$42,889	$38,197	89.1%
Net cash used in investing activities	(73,146)	(78,592)	5,446	6.9%
Net cash provided by (used in) financing activities	16,409	34,250	(17,841)	(52.1)%
Net change in cash and cash equivalents	$24,349	$(1,453)	$25,802

Net cash provided by operating activities was $81.1 million for the year ended December 31, 2016 compared to $42.9 million for the year ended December 31, 2015, an increase of $38.2 million.  Net cash provided by operating activities was impacted by a $97.9 million decrease in net income for 2016 when compared to 2015, exclusive of the non-cash items that we add back in each respective year to calculate our operating cash flows.  Net cash provided by operating activities was impacted by the fluctuations in certain corporate allocations and other charges from CHS to us that were included in the computation of net income (loss), but settled as a financing activity in the statement of cash flows for periods prior to April 29, 2016, the Spin-off date.  In addition, net cash provided by operating activities was impacted by a $136.1 million increase in the net change in operating assets and liabilities, exclusive of acquisitions and divestitures activity, in 2016 when compared to 2015.  The primary drivers of this increase related to the Spin-off, including an $17.6 million increase in accounts payable, primarily due to our independent management of cash since the Spin-off date, $19.9 million of accrued interest in 2016 with no comparable accrual in 2015 due to our new debt structure and $22.8 million of increased allowances related to a change in estimate to reduce the carrying value of patient accounts receivable as of December 31, 2016.  In 2015, we made $26.4 million of legal settlement payments.  All other changes in operating assets and liabilities on a comparative basis for the years ended December 31, 2016 and 2015 were considered to be part of our normal business operations.

Net cash used in investing activities decreased $5.4 million to $73.1 million for the year ended December 31, 2016 from $78.6 million in the year ended December 31, 2015.  Our expenditures for property and equipment increased $20.5 million in 2016 when compared to 2015. We incurred $38.5 million and $10.4 million of costs in 2016 and 2015, respectively, related to the ongoing construction of a patient tower and expanded surgical capacity at our Springfield, Oregon hospital, which was the primary driver of the increase in capital expenditures in 2016.  Payments for acquisitions in 2015 of $8.0 million related to the purchase of ancillary businesses at our existing hospitals.  Cash proceeds from the sale of hospitals in 2016 related to Barrow and Sandhills.

Net cash provided by financing activities was $16.4 million for the year ended December 31, 2016 compared to $34.3 million in the year ended December 31, 2015.  In connection with the Spin-off on April 29, 2016, we borrowed $880 million under the Term Loan Facility and issued $400 million of Senior Notes, reduced by $24.5 million of issuance discounts related to this debt.  We paid $1.2 billion to CHS from the debt proceeds as part of the settlement of our Due to Parent, net, liability with CHS.  We made payments on the Term Loan Facility of $11.6 million in 2016, which included a $7.2 million pay down utilizing the net proceeds of the Sandhills divestiture.  Our other debt payments primarily related to capital lease obligations, including the capital lease associated with our corporate office in 2016.  The decrease in Due to Parent, net, in 2016 related to activity for the first four months of the year and then the full settlement of this liability with CHS in connection with the Spin-off.  The decrease of $224.8 million in the borrowings under the receivables facility with CHS in 2015 was offset in Due to Parent, net, with a corresponding receivable.  This decrease also reflected the termination of our participation in CHS’ receivable facility program as of November 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

A summary of our cash flows follows (in thousands):

	Year Ended December 31,
	2015	2014	$ Variance	% Variance

Net cash provided by operating activities	$42,889	$43,044	$(155)	(0.4)%
Net cash used in investing activities	(78,592)	(272,098)	193,506	71.1%
Net cash provided by (used in) financing activities	34,250	230,740	(196,490)	(85.2)%
Net change in cash and cash equivalents	$(1,453)	$1,686	$(3,139)

Net cash provided by operating activities was $42.9 million for the year ended December 31, 2015 compared to $43.0 million for the year ended December 31, 2014, which was relatively flat.  Net cash provided by operating activities was impacted by a $7.3 million increase in 2015 net income when compared to 2014, exclusive of the non-cash items that we add back in each respective year to calculate our operating cash flows.  Net cash provided by operating activities was also impacted by the fluctuation in certain corporate allocations and other charges from CHS to us in 2015 and 2014 that were included in the computation of net income (loss), but settled as a financing activity in the statement of cash flows.  In addition, net cash provided by operating activities was impacted by the net change in operating assets and liabilities that occurred during the respective years on a comparative basis, a $7.4 million decrease.  The primary drivers of this change, aside from the timing of cash collections and payments in the normal course of business, included $19.5 million and $35.4 million of built-up receivables in 2015 and 2014, respectively, due to delayed payments under California and Illinois state supplemental payment programs, $20.4 million of built-up receivables in 2014 at one of our hospitals due to a system conversion that returned to normal in 2015. We also had a $15.4 million build-up of receivables at the end of 2014 from a delay in reimbursement during the phase-in period of Medicaid expansion in Illinois.  In 2015, Illinois Medicaid receivables decreased by $5.0 million.  We paid $26.4 million of legal, professional and settlement costs in 2015 which was accrued in 2014 and paid $20.5 million of legal, professional and settlement costs in 2014 which was accrued in 2013.   Our cash outflows for compensation liabilities increased $21.1 million, which was primarily due to an additional pay period in 2015 compared to 2014 (27 pay periods compared to 26 pay periods). We consider all other changes in operating assets and liabilities on a comparative basis for 2015 and 2014 to be part of our normal business operations.

Net cash used in investing activities decreased $193.5 million to $78.6 million for the year ended December 31, 2015 from $272.1 million in the year ended December 31, 2014.  In 2014, our acquisition payments included $135.6 million related to our purchase price allocation of four HMA hospitals purchased by CHS during 2014 and included in the group of hospitals spun-off to QHC.  Our expenditures for property and equipment decreased $9.6 million and our expenditures for software decreased $52.2 million in 2015 compared to 2014.  These decreases in capital expenditures were primarily due to a decline in the required investment related to certified EHR technology, partially offset by the costs incurred to meet the ICD-10 implementation deadline on October 1, 2015 and the costs associated with the initiation of the patient tower and expanded surgical capacity project at our Oregon hospital.  Payments for acquisitions in 2015 of $8.0 million related to the purchase of two imaging centers, a surgery center and six physician practice offices.  Payments for acquisitions in 2014 included the HMA hospitals discussed above and $6.4 million related to the purchase of 12 physician practice offices.  Cash proceeds from the sale of property and equipment in 2015 included the $2.7 million related to the sale of vacant real estate.  Other investing activities in 2015 resulted in $5.4 million of cash outflow.

Net cash provided by financing activities was $34.3 million for the year ended December 31, 2015 compared to $230.7 million for the year ended December 31, 2014.  Indebtedness under the receivables facility with CHS was offset by a corresponding receivable with CHS accounted for in Due to Parent, net.  As a result of this correlation in these intercompany debt instruments between us and CHS, we historically evaluated the changes in Due to Parent, net, and the changes in the indebtedness from our participation in the receivables facility as net borrowings from CHS.  Our net borrowings from CHS decreased $195.8 million to $38.0 million in 2015 from $233.8 million in 2014 primarily due to the $135.6 million of borrowings in 2014 related to the HMA hospital acquisitions with no corresponding major acquisitions in 2015. The remaining decrease in our net borrowings from CHS of $60.2 million was attributable to the total net effect of all other transactions between QHC and CHS, primarily CHS’ funding of our capital expenditures and the sweep of our cash earned in operations to CHS as part of their centralized cash management program.  All other changes in cash flows from financing activities for 2015 compared to 2014 totaled $0.6 million of net cash outflow.

Capital Expenditures

Capital expenditures for purchases of facilities were $0.8 million, $8.0 million and $142.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.  In 2014, CHS allocated $135.6 million to us based on the relative fair value of the four HMA hospitals included in the Spin-off that were acquired by CHS in January 2014.  All other purchases of facilities in 2016, 2015 and 2014 related to outpatient service facilities, primarily physician practices and surgery centers.  We did not acquire any hospitals in 2016 and 2015.

Capital expenditures for property, equipment and software were $87.2 million, $68.3 million and $130.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.  In 2016, our capital expenditures included $38.5 million related to expansion at our Springfield, Oregon hospital, as discussed below.  Our capital expenditures for information technology hardware and software to meet EHR compliance regulations were most significant in 2014 and these costs are declining as we near completion of all phases in the implementation process.  All other capital expenditures for property, equipment and software in 2016, 2015 and 2014 related to purchases of equipment, minor renovations at our facilities, furniture and fixtures for our corporate office and investment in information systems infrastructure.

We are building a new patient tower and expanding the surgical capacity at McKenzie - Willamette Medical Center, our hospital in Springfield, Oregon.  As of December 31, 2016, we had incurred a total of $48.9 million of capitalized costs for this project, of which $38.5 million was recorded in 2016.  The total estimated construction costs of this project, including equipment costs, are estimated to be $105 million.  This estimate has increased from our previous estimate of $88 million due to expansion of the project to include increasing emergency room capacity and adding additional operating rooms. The project is expected to be completed in late 2017 or early 2018.

As of December 31, 2016, we have commitments related to certain other renovation projects at three of our hospitals that are expected to begin and be completed in 2017. The total of the estimated construction costs for these projects is approximately $11 million.

Capital Resources

Net working capital was $272.6 million, $334.0 million and $275.0 million as of December 31, 2016, 2015 and 2014, respectively. The decrease in net working capital for 2016 compared to 2015 primarily related to changes in cash management following the Spin-off, which increased our liabilities for accounts payable and accrued interest, partially offset by an increase in cash.  In addition, we had the change in estimate related to the net realizable value of patient accounts receivable and liabilities for self-insurance reserves related to employee medical benefits, professional and general liability claims and workers’ compensation claims in 2016 that did not exist in 2015.  Prior to the Spin-off, our cash from operations was swept to CHS through Due to Parent, net, under their centralized cash management program.  The increase in net working capital for 2015 compared to 2014 primarily related to an increase in patient accounts receivable, reductions in accrued salaries and benefits and other accrued liabilities and the reclassification of deferred taxes from current to long-term.

Long-Term Debt

A summary of activity related to our long-term debt, net of debt issuance costs and discounts, follows (in thousands):

	Year Ended December 31, 2016
	Total				Amortization	Assets
	Debt			Payments	of Debt	Acquired	Total
	at	Borrowings,		of Debt	Issuance	Under	Debt
	Beginning	Excluding		Issuance	Costs and	Capital	at End
	of Year	Discounts	Repayments	Costs	Discounts	Leases	of Year

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$—	$—	$—	$—	$—	$—
Term Loan Facility, maturing 2022	—	880,000	(11,581)	—	—	—	868,419
ABL Credit Facility, maturing 2021	—	—	—	—	—	—	—
Senior Notes, maturing 2023	—	400,000	—	—	—	—	400,000
Unamortized debt issuance costs and discounts	—	(24,536)	—	(29,146)	4,918	—	(48,764)
Capital lease obligations	22,323	—	(3,314)	—	—	6,579	25,588
Other debt	1,092	817	(327)	—	—	—	1,582
Total debt	23,415	1,256,281	(15,222)	(29,146)	4,918	6,579	1,246,825
Less: Current maturities of long-term debt	(7,915)						(5,683)
Total long-term debt	$15,500	$1,256,281	$(15,222)	$(29,146)	$4,918	$6,579	$1,241,142

A calculation of our total debt to total capitalization follows (dollars in thousands):

Year Ended
December 31,
2016

Total debt, excluding unamortized debt issuance costs and discounts	$1,295,589
Total Quorum Health Corporation stockholders' equity	201,128
Total capitalization	$1,496,717
Total debt to total capitalization	86.6%

A summary of our long-term debt, allocated between fixed and variable debt, follows (dollars in thousands):

	December 31, 2016
	Amount	% of Total

Fixed	$427,170	33.0%
Variable	868,419	67.0%
Total debt, excluding unamortized debt issuance costs and discounts	$1,295,589	100.0%

In connection with the Spin-off, we entered into two credit agreements and issued senior notes, as described below.  In addition, the previous indebtedness with CHS, which was classified as Due to Parent, net, on our balance sheets prior to the Spin-off was fully settled.  See Note 1 — Description of the Business and Spin-off and Note 18 — Related Party Transactions in the accompanying financial statements for additional information on the use of proceeds from the new debt instruments and the settlement of Due to Parent, net.

Senior Credit Facility

On April 29, 2016, we entered into a credit agreement, among us, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent.  On April 11, 2017, we executed an agreement with our Senior Credit Facility lenders to amend certain provisions of our Senior Credit Facility.

The CS Agreement provides for an $880 million senior secured term loan facility and a $100 million senior secured revolving credit facility. The Term Loan Facility was issued at a discount of $17.6 million, or 98% of par value, and has a maturity date of April 29, 2022, subject to customary acceleration events and repayment, extension or refinancing. The Revolving Credit Facility has a maturity date of April 29, 2021, subject to certain customary acceleration events and repayment, extension or refinancing. The CS Amendment reduced the Revolving Credit Facility’s capacity from $100 million to $87.5 million until December 31, 2017, at which time the capacity decreases to $75.0 million.

The CS Agreement contains customary covenants, including a maximum permitted Secured Net Leverage Ratio, as determined based on 12 month trailing Consolidated EBITDA, as defined in the CS Agreement.  As of December 31, 2016, we had a Secured Net Leverage Ratio of 3.93 to 1.00, which was below the maximum permitted ratio of 4.50 to 1.00.  On April 11, 2017, we executed the CS Amendment with our Senior Credit Facility lenders to amend the calculation of the Secured Net Leverage Ratio beginning January 1, 2017 to December 31, 2018, among other provisions.  The CS Amendment raised the minimum Secured Net Leverage Ratio required of us to remain in compliance, and also changed the calculation of compliance for specified periods.

After giving effect to the CS Amendment, the maximum Secured Net Leverage Ratio permitted under the CS Agreement, as determined based on 12 month trailing Consolidated EBITDA, which is defined in the CS Amendment, follows:

Maximum
Secured Net
Period	Leverage Ratio

Period from January 1, 2017 to June 30, 2017	4.50 to 1.00
Period from July 1, 2017 to December 31, 2018	4.75 to 1.00
Period from January 1, 2019 and thereafter	4.00 to 1.00

In addition to amending the calculation of the Secured Net Leverage Ratio and the Maximum Secured Net Leverage Ratio, the CS Amendment also affects other terms of the CS Agreement as follows:

•

Through December 31, 2018, we are required to use asset sales proceeds to make mandatory redemptions under the Term Loan Facility. After December 31, 2018, we are required to use asset sale proceeds to make mandatory redemptions under the Term Loan Facility to the extent those proceeds are not expected to be reinvested within 15 months.

•

Through December 31, 2018, we may request to exercise Incremental Term Loan Commitments, as defined in the CS Agreement, only if the Secured Net Leverage Ratio, adjusted for the requested Incremental Term Loan borrowing, is below 3.35 to 1.00.  After December 31, 2018, we may request to exercise Incremental Term Loan Commitments for the greater of $100 million or an amount which would produce a Secured Net Leverage Ratio of 3.35 to 1.00.

•

Through December 31, 2018, we are allowed to incur Permitted Additional Debt, as defined in the CS Agreement, as long as our Total Leverage Ratio, adjustment for the Permitted Additional Debt, is below 4.50 to 1.00.  After December 31, 2018, we may incur Permitted Additional Debt, as long as our Total Leverage Ratio, adjusted for the Permitted Additional Debt, is below 5.50 to 1.00.

Prior to the CS Amendment, interest under the Term Loan Facility accrued, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%.  The effective interest rate on the Term Loan Facility was 7.70% as of December 31, 2016.  Following the CS Amendment, interest under the Term Loan Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%.  Interest under the Revolving Credit Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS Amendment. If the CS Amendment was effective as of December 31, 2016, the effective interest rate on the Term Loan Facility would have been 8.73%.

Borrowings from the Revolving Credit Facility are available to be used for working capital and general corporate purposes.  As of December 31, 2016, we had no borrowings outstanding on the Revolving Credit Facility and had $6.5 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation insurance as security for the payment of claims.

ABL Credit Facility

On April 29, 2016, we entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among us, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). The available borrowings from the ABL Credit Facility will be used for working capital and general corporate purposes.  As of December 31, 2016, we had no borrowings outstanding on the ABL Credit Facility.

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

The ABL Credit Facility has a “Covenant Trigger Event” definition that requires us to maintain excess availability under the ABL Credit Facility equal to or greater than the greater of (i) $12.5 million and (ii) 10% of the aggregate commitments under the ABL Credit Facility.  At December 31, 2016, we had excess availability of $118.9 million.  If a Covenant Trigger Event occurs, then we are required to maintain a minimum Consolidated Fixed Charge Ratio of 1.10 to 1.00 until such time that a Covenant Trigger Event is no longer continuing. In addition, if excess availability under the ABL Credit Facility were to fall below the greater of (i) 12.5% of the aggregate commitments under the ABL Credit Facility and (ii) $15.0 million, then a “Cash Dominion Event” would be triggered upon which the lenders could assume control of our cash.

Credit Agreement Covenants

In addition to the specific covenants described above, the Credit Agreements contain customary negative covenants, which limit our ability to, among other things, incur additional indebtedness, create liens, make investments, transfer assets, merge or acquire assets, and make restricted payments, including dividends, distributions and specified payments on other indebtedness.  They include customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary Employee Retirement Income Security Act (“ERISA”) events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Agreements also contain customary affirmative covenants and representations and warranties.

Senior Notes

On April 22, 2016, we issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations guaranteed on a senior basis by certain of our subsidiaries (the “Guarantors”).  The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016.  Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months.  The effective interest rate on the Senior Notes was 12.469% as of December 31, 2016.

The Indenture contains covenants that, among other things, limit our ability and certain of our subsidiaries’ ability to incur or guarantee additional indebtedness, pay dividends or make other restricted payments, make certain investments, create or incur certain liens, sell assets and subsidiary stock, transfer all or substantially all of our assets or enter into merger or consolidation transactions.

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

A summary of the redemption dates and prices follows:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

A summary of debt issuance costs and discounts follows (in thousands):

	December 31,
	2016	2015

Debt issuance costs	$29,146	$—
Debt discounts	24,536	—
Total debt issuance costs and discounts at origination	53,682	—
Less: Amortization of debt issuance costs and discounts	(4,918)	—
Total unamortized debt issuance costs and discounts	$48,764	$—

Prior to the Spin-off, we had no capitalized costs for debt issuance, discounts or premiums.

Capital Lease Obligations and Other Debt

Our debt arising from capital lease obligations primarily relates to our new corporate office in Brentwood, Tennessee.  As of December 31, 2016, this capital lease obligation was $18.7 million.  The remainder of our capital lease obligations primarily relate to property and equipment at our hospitals and corporate office.  Other debt consists of physician loans and miscellaneous notes payable to banks.  See Note 19 — Commitments and Contingencies in the accompanying financial statements for additional information on the corporate office lease.

Contractual Obligations and Other Capital Commitments

A summary of our contractual obligations and other commercial commitments as of December 31, 2016 and prior to giving effect to the CS Amendment, for the next five years and thereafter follows (in thousands):

	Year Ended December 31, 2016
	Total	2017	2018-2019	2020-2021	Thereafter

Debt obligations:
Term Loan Facility	$868,419	$3,819	$17,600	$17,600	$829,400
Senior Notes	400,000	—	—	—	400,000
Capital lease obligations, net of imputed interest	25,588	1,185	2,363	2,804	19,236
Other debt	1,582	679	699	204	—
Total debt obligations	1,295,589	5,683	20,662	20,608	1,248,636
Operating lease obligations	117,574	31,779	43,596	23,441	18,758
Capital commitments (1)	73,781	45,037	24,138	1,842	2,764
Open purchase orders	150	150	—	—	—
Total contractual obligations and other commercial commitments	$1,487,094	$82,649	$88,396	$45,891	$1,270,158
(1)

We have future commitments of approximately $74 million related to certain hospital expansion and renovation projects, of which approximately $56 million is the remaining commitment on the McKenzie - Willamette Medical Center project.  As of December 31, 2016, we have commitments related to renovation projects at three other hospitals that are expected to begin and be completed in 2017. The total estimated construction costs for these projects are approximately $11 million.  In addition, pursuant to the master lease agreement at our hospital in Helena, Arkansas, we have committed to make capital expenditures and improvements at this hospital averaging a specified percentage of the hospital’s annual net operating revenues. We currently estimate that we will make capital expenditures of approximately $1 million for each year of the remaining lease term, which extends through January 1, 2025.  Each of the above items has been considered in the capital commitments included in the table above.

In connection with the Spin-off, we entered into certain agreements with CHS that governed or continue to govern matters related to the Spin-off.  These agreements include, among others, a Separation and Distribution Agreement, a Tax Matters Agreement and an Employee Matters Agreement. We also entered into various transition services agreements with CHS that define agreed upon services to be provided by CHS to QHC.  The transition services agreements have five year terms and include, among others, the provision for services related to information technology, payroll processing, certain human resources functions, patient eligibility screening, billing, collections and other revenue management services.  Our future cash obligations related to these agreements are based on certain fixed and variable factors, as defined by each agreement, and include factors such as total cash collections, labor costs and employee headcount, which are used to determine the fees charged to us under the agreements each period.  See Note 18 — Related Party Transactions in the accompanying financial statements for additional information on our agreements with CHS.  The obligations associated with these agreements are not included in the table above.

The table above does not give effect to the CS Amendment executed on April 12, 2016.  For a description of the terms and conditions of the CS Amendment, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

On January 4, 2017, we used the proceeds from the sale of Barrow to pay down $6.6 million of principal on the Term Loan Facility.  On April 6, 2017, we utilized the proceeds from the sale of Cherokee to pay down $4.3 million of additional principal on the Term Loan Facility.  As a result of these redemption payments, our next required principal payment on the Term Loan Facility is due in December 2018.  We are currently anticipating that we will pay down approximately $200 million on our Term Loan Facility from proceeds related to sales of the divestiture group hospitals, which includes the $4.3 million payment in April 2017 from the Cherokee divestiture.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had $6.5 million of letters of credit outstanding that were primarily related to the self-insured retention level of professional and general liability insurance and workers’ compensation insurance as security for the payment of claims.

As of December 31, 2016, we operate one hospital under an operating lease obligation for the land and building.  We utilize the same operating strategies to improve operations at this hospital as we do at those hospitals that we own or lease under capital lease arrangements.  The term of this hospital operating lease expires in June 2022, not including lease extension options.  As of December 31, 2016, the total obligation for the remainder of this lease obligation, not including lease extension options, was $15.5 million.

Noncontrolling Interests and Redeemable Noncontrolling Interests

Our financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that we control.  Accordingly, we have recorded noncontrolling interests in the earnings and equity of such entities.  Certain of our consolidated subsidiaries have noncontrolling physician ownership interests with redemption features that require us to deliver cash upon the occurrence of certain events outside our control, such as the retirement, death, or disability of a physician-owner.  We record the carrying amount of redeemable noncontrolling interests at the greater of: (1) the initial carrying amount increased or decreased for the noncontrolling interests' share of cumulative net income (loss), net of cumulative amounts distributed, if any, or (2) the redemption value.  As of December 31, 2016, we had redeemable noncontrolling interests of $6.8 million.

Inflation

The healthcare industry is labor intensive.  Salaries, benefits and other labor-related costs increase during periods of inflation and periods of labor shortages for nurses and other medical staff, which may differ depending on the geographic area in which a hospital is located.  In addition, the Affordable Care Act is subject to ongoing revisions and possible repeal and replacement, which may lead to substantially higher costs to us related to providing employee medical benefits.  We are also exposed to rising costs for medical supplies and drugs due to inflationary pressures on our suppliers, including our group purchasing organization.  We have implemented cost control measures to monitor and manage the impact of rising operating costs and expenses on our operating margins, including, among others, efforts to expand specialty service line offerings and reduce costs in non-labor intensive categories.  We cannot make assurances that we will be able to adequately offset the impact that any future increases in labor costs, employee medical benefit costs or other operating costs and expenses may have on our business which could adversely impact our operating margins in the future.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt.  In connection with the Spin-off, on April 29, 2016, we entered into two credit agreements, the Senior Credit Facility and the ABL Credit Facility, that subject us to variable interest rates.  As of December 31, 2016, we had outstanding principal amount of debt, excluding unamortized debt issuance costs and discounts, of $868.4 million which was subject to variable rates of interest.  If the interest rate on our variable rate long-term debt outstanding as of December 31, 2016, after taking into consideration the 1% floor on our Term Loan Facility, was 100 basis points higher for the year ended December 31, 2016, the additional interest expense impacting net income (loss) would have been $(7.6) million, or $(0.26) per basic and diluted share.  We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

Item 8.	Financial and Supplementary Data

This information is included in this Annual Report on Form 10-K beginning at page F-1, which follows the signature page.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this report has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Annual Reports on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.  We will be required to comply with these items beginning with our Annual Report on Form 10-K for the year ended December 31, 2017.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On April 11, 2017, we executed the CS Amendment.  For a description of the terms and conditions of the CS Amendment, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Executive Officers

The following sets forth information regarding our executive officers as of March 31, 2017. Each has been an executive officer of the company since our Spin-off in April 2016:

Name	Age	Position

Thomas D. Miller	59	President, Chief Executive Officer and Director
Michael J. Culotta	62	Executive Vice President and Chief Financial Officer
Martin D. Smith	49	Executive Vice President of Operations
Shaheed Koury, M.D.	50	Senior Vice President and Chief Medical Officer
James Matthew Hayes	46	Senior Vice President of Operations
R. Harold McCard, Jr.	56	Senior Vice President, General Counsel and Assistant Secretary

Thomas D. Miller — The principal occupation and employment experience of Mr. Miller during the last five years is set forth below under the heading “Board of Directors”.

Michael J. Culotta serves as Executive Vice President and Chief Financial Officer. Mr. Culotta most recently served as vice president of Investor Relations for CHS, which he joined in 2013. He is an experienced healthcare finance executive who has served as chief financial officer at two publicly traded companies, both of which were successful spin-offs. From 2007 to 2013, Mr. Culotta was chief financial officer of PharMerica Corporation. He held the same role at LifePoint Hospitals from 2001 to 2007. Prior to that, Mr. Culotta was a partner with Ernst & Young where he worked for 24 years. Mr. Culotta earned his bachelor’s degree from Louisiana State University and is a Certified Public Accountant, licensed in Tennessee, Texas and Florida.

Martin D. Smith serves as Executive Vice President of Operations. In that position he oversees our six operating divisions as well as strategic growth initiatives. Prior to joining Quorum Health Corporation, Mr. Smith served as Division III President of Operations for CHS with operational and management responsibilities for 35 affiliated hospitals in Illinois, Kentucky, Tennessee and West Virginia. He joined CHS in 1998 as a hospital CEO in Cleveland, Tennessee. In 2005, Mr. Smith was named a vice president of group operations, and he was promoted to Division President in 2008. Mr. Smith holds a master’s degree in business administration from the University of Tennessee.

Shaheed Koury, M.D. serves as Senior Vice President and Chief Medical Officer. Dr. Koury previously served as vice president for Quality and Clinical Transformation for CHS, where he led development and implementation of clinically-integrated networks and accountable care organizations for several CHS markets. Dr. Koury previously worked as an emergency department physician in Fort Wayne, Indiana and Cincinnati, Ohio and was an Assistant Professor at the University of Kentucky’s Emergency Medicine Residency Program. Dr. Koury received his medical degree at the University of Kentucky. He completed an emergency medicine residency at East Carolina University in Greenville, NC. Dr. Koury earned his MBA with a focus in Health Care Management from Indiana Wesleyan University in Fort Wayne, IN. He has written and published several papers in the health care field and presented at several national meetings.

James Matthew Hayes serves as Senior Vice President. Mr. Hayes has extensive experience in hospital operations and management. After joining CHS in 2011, he served as vice president of division operations. Previously, Mr. Hayes spent twelve years with Health Management Associates in Alabama where he served as the CEO for Riverview Regional Medical Center in Gadsden. Mr. Hayes was awarded the HMA CEO of the Year honor in 2008. He also served as CEO of Stringfellow Memorial Hospital in Anniston and served as Alabama Market CEO over both facilities prior to his arrival at CHS. Mr. Hayes received his undergraduate degree from Auburn University, a Master of Business Administration from the University of Alabama at Birmingham, as well as a Master of Health Administration from the Medical University of South Carolina.

R. Harold McCard, Jr. serves as Senior Vice President, and General Counsel and Assistant Secretary. Mr. McCard oversees all legal aspects for Quorum Health Corporation. Before joining the Company, Hal served as Deputy General Counsel — Operations for CHS and was responsible for the managing the legal teams that supported Division operations. Mr. McCard joined CHS in 2007 as Vice President and Associate General Counsel, bringing over 20 years of health law practice experience and was promoted to Deputy General Counsel — Operations in 2013. He is a graduate of Princeton University and the Walter F. George School of Law at Mercer University. Mr. McCard is a member of the American Health Lawyers Association where he serves on the Board of Directors.  He serves on the Board of Governors, and as the Chair of the Legal and Operational Policy Committee, for the Federation of American Hospitals.

Board of Directors

The following sets forth information regarding the members of our Board as of March 31, 2017:

Name	Age	Position

William M. Gracey	63	Chairman of the Board and Director
Thomas D. Miller	59	President, Chief Executive Officer and Director
James T. Breedlove	69	Director
Adam Feinstein	45	Director
Joseph A. Hastings, D.M.D.	62	Director
William S. Hussey	68	Director
Barbara R. Paul, M.D.	63	Director
R. Lawrence Van Horn, Ph.D.	49	Director

William M. Gracey	Director Since 2016

Chairman of the Board

Compensation Committee Member

Governance and Nominating Committee Member

Mr. Gracey serves as Chairman of the Board. Prior to joining us, Mr. Gracey served as President and Chief Executive Officer of Blue Cross and Blue Shield of Tennessee Inc. (“BCBST”) from 2012 until his retirement in 2015. He joined BCBST in 2010 as President and Chief Operating Officer. Mr. Gracey served on the board of directors of BCBST for four years prior to becoming Chief Operating Officer. Prior to joining BCBST, Mr. Gracey held multiple positions with LifePoint Hospitals, Inc. (now LifePoint Health, Inc.), including Executive Vice President from 2008 to 2009, Chief Operating Officer from 2004 to 2008, and a Division President from 1999 to 2004. While at LifePoint, Mr. Gracey was responsible for managed care contracting and management of numerous physician-hospital networks. Mr. Gracey held multiple senior operating and management positions with Hospital Corporation of America from 1983 to 1999, including as a division president. Mr. Gracey is a past chairman of the Tennessee Hospital Association. Mr. Gracey holds a B.A. in Psychology from the University of Texas and a Master of Science in Healthcare Administration from Trinity University. Mr. Gracey brings executive leadership experience and corporate governance skills, as well as extensive industry experience to the Board. He has held the positions of chief executive officer, president, chief operating officer, division president and board member at various points of his career for multiple healthcare companies.

Thomas D. Miller	Director Since 2016

Mr. Miller serves as President and, Chief Executive Officer of the Company. In April 2016, he was also named to our Board. Prior to joining us, he served as president of Division V Operations for CHS where he oversaw operations of affiliated hospitals in Indiana, New Jersey, Ohio and Pennsylvania. He joined CHS in connection with the acquisition of Triad Hospitals Inc., in July 2007. Mr. Miller has more than 30 years of experience in hospital operations and executive management. Prior to joining CHS, from 1998 through 2007, he served as president and chief executive officer of Lutheran Health Network in northeast Indiana, a system that has grown to include eight hospital facilities. Mr. Miller holds a bachelor’s degree from Auburn University and a master’s degree in hospital and health administration from the University of Alabama at Birmingham. He currently serves on the Board of Trustees of the American Hospital Association. Mr. Miller brings valuable business, management and leadership experience, as well as extensive knowledge of the Company and its operations to the Board. Mr. Miller is able to use his experience and knowledge to contribute key insights into strategic, management and operational matters to the Board.

James T. Breedlove	Director Since 2016

Governance and Nominating Committee Chair

Audit and Compliance Committee Member

Compensation Committee Member

Mr. Breedlove retired in January 2015 from his positions as Senior Vice President, General Counsel and Corporate Secretary of Praxair, Inc. He joined Praxair in 2004 as Vice President, General Counsel and Corporate Secretary and became Senior Vice President in 2006. At Praxair, Mr. Breedlove oversaw Praxair’s Government Relations, Real Estate and Facilities Administration teams and led Praxair’s global Legal Department of over seventy lawyers and was responsible for managing global regulatory, compliance, transactional, securities law and corporate governance issues. Prior to his engagement with Praxair, Mr. Breedlove served as General Counsel for General Electric Company’s global Equipment Management business from 2002 to 2004, having previously served as a Senior Vice President and General Counsel to a division of General Electric Capital Corporation from 1992 to 2002. Mr. Breedlove was an assistant to the Attorney General in the U.S. Department of Justice from 1990 to 1992. Prior to that, Mr. Breedlove held several positions with Philip Morris Capital Corporation from 1978 to 1990, after having begun his career as an associate at Davis Polk & Wardwell. Mr. Breedlove holds a B.A. degree from Harvard College, as well as an M.B.A. from Harvard Business School and J.D. from Harvard Law School. Mr. Breedlove brings executive leadership experience and corporate governance skills to the Board.

He has held the positions of general counsel and corporate secretary at Fortune 500 companies and his extensive experience in industries (tobacco and industrial gases) with a high risk profile lends him a unique perspective on risk oversight.

Adam Feinstein	Director Since 2016

Audit and Compliance Committee Chair

Governance and Nominating Committee Member

Mr. Feinstein is co-Founder and Managing Partner of Vesey Street Capital Partners, L.L.C., a healthcare services private equity fund formed in 2014 and has been a Managing Partner since that time. From 2012 to 2014, Mr. Feinstein served as the Senior Vice President of Corporate Development, Strategic Planning and Office of the CEO at Laboratory Corporation of America Holdings (LabCorp) and prior to that served as a Managing Director in Equity Research at Barclays Capital from 2008 to 2012. Since August 2015, Mr. Feinstein has served as a director of Surgery Partners, Inc., a healthcare services company that provides surgical and related ancillary care solutions in support of patients and physicians. He is also a board member at ScribeAmerica, a leading provider of medical scribes, and Imedex, a leading provider of accredited medical education. Mr. Feinstein is a CFA charter holder and has a B.S. in Business from the Smith School at the University of Maryland at College Park. He also completed the Nashville Healthcare Council Fellows program. Mr. Feinstein has significant experience with companies that provide services to hospitals, physicians, payors and post-acute care. Mr. Feinstein’s experience in the private equity and financing industries is of great value to the Board in evaluating potential acquisition candidates and in securing future funding sources. He possesses important industry and leadership experience, gained through his work for companies that provide services to hospitals, physicians, payors and post-acute care, and having served on numerous boards.

Joseph A. Hastings, D.M.D.	Director Since 2016

Compensation Committee Member

Governance and Nominating Committee Member

Dr. Hastings is a private practice orthodontist in Mobile, Alabama. He received a B.A. degree from the University of Alabama at Birmingham and graduated from the University of Alabama at Birmingham School of Dentistry. He completed his post-doctoral training at the Louisiana State University School of Dentistry in New Orleans. Dr. Hastings brings over 30 years of experience and perspective as a health care practitioner to the Board. Dr. Hastings’ career in a small practice setting is typical to that of most of the Company’s facilities and he is able to provide advice to the Board and management about trends in both medicine and the organization and operation of physician practices.

William S. Hussey	Director Since 2016

Mr. Hussey is currently retired. From 2001 through 2015, he held several positions with CHS, including Division President — Division IV Operations and, most recently, Division President — Division VI Operations. In that position, Mr. Hussey oversaw the operations of affiliated hospitals in Florida, Georgia and South Carolina and administered corporate and hospital support for 37 hospitals. Mr. Hussey continues to provide certain consulting services to CHS. Prior to joining CHS, Mr. Hussey held multiple senior operating and management positions with various health care providers, including President and CEO of Gulfside Medical Development from 1997 to 2001; President of the Tampa Division of Columbia/HCA Healthcare Corp. from 1992 to 1997; Senior Vice President of the Hospital Division for Basic American Medical from 1988 to 1992; CEO of AMI St. Joseph Hospital from 1987 to 1988. Mr. Hussey earned a B.S. degree from Nebraska Wesleyan University and a Master of Health Administration from Tulane University. Mr. Hussey brings executive leadership experience and corporate governance skills, as well as extensive industry experience to the Board. He has held several senior leadership positions at various points of his career for multiple healthcare companies, including with CHS. He also brings familiarity with the operating histories of the subsidiaries comprising the Company.

Barbara R. Paul, M.D.	Director Since 2016

Dr. Paul serves as an advisor and board member to healthcare companies. In addition to her role on our Board, she serves as an advisor to Morgan Samuels, a leading executive search firm; and on the board of Natus Medical, Inc., a leading provider of healthcare products and services used for the screening, detection, treatment, monitoring and tracking of common medical ailments in neurological dysfunction, epilepsy, sleep disorders, newborn care, hearing impairment and balance and mobility disorders. She served as Senior Vice President & Chief Medical Officer at CHS from July 2007 through 2014, providing leadership for a number of hospital acquisitions and integrations and being responsible for enhancing the company’s relationship with affiliated physicians, developing physician leaders, and providing strategic direction. Prior to CHS, Dr. Paul was Senior Vice President & Chief Medical Officer for Beverly Enterprises, Inc. (now Golden Living, Inc.).  From 1999 to 2004, she worked at the federal Medicare program (Centers for Medicare & Medicaid Services, CMS) for appointees of Presidents Clinton and Bush, where she was Director of the Department of Quality Measurement & Health Assessment. Dr. Paul has a bachelor of science from the University of Wisconsin - Madison and earned her medical degree from Stanford University School of Medicine. Dr. Paul's career is grounded by twelve years as a board-certified internist and full-time primary care physician. Dr. Paul brings the perspective of a physician to the Board. She also brings clinical insight to quality measures and reporting, electronic health record implementation, and federal government regulation of hospital-practitioner relationships.

R. Lawrence Van Horn, Ph.D.	Director Since 2016

Compensation Committee Chair

Audit and Compliance Committee Member

Professor Van Horn is an associate professor of management and faculty director at Vanderbilt University’s Owen School of Management. He is a leading expert and researcher on healthcare management and economics. Professor Van Horn consults for national consulting firms, providers, managed care organizations, and pharmaceutical firms. Professor Van Horn also holds faculty appointments in the Vanderbilt University School of Medicine and Law School. Prior to his tenure at Owen, from 1996 to 2006, Professor Van Horn served as an associate professor of economics and management at the William E. Simon Graduate School of Business at the University of Rochester where he was responsible for their graduate programs in health administration. He currently serves on the board of Community Healthcare Trust Inc. and co-founded Health Systems Innovation Network in 1998 where he serves as Principal. Professor Van Horn holds a Ph.D. from the University of Pennsylvania’s Wharton School and an M.B.A., a Master’s in Public Health and a B.A. from the University of Rochester. Professor Van Horn brings his extensive knowledge and research into healthcare industry economics and governance to the Board. He also has unique experience with healthcare decision makers and business executives nationwide regarding healthcare policy.

Committees of the Board of Directors

Our Board has the following standing committees: an Audit and Compliance Committee, a Compensation Committee and a Governance and Nominating Committee. Each committee consists solely of independent directors and is governed by a written charter. All such committee charters are posted on the “About Us — Corporate Governance” section of our internet website at www.quorumhealth.com/about-us/corporate-governance and are also available in print, free of charge, by visiting or mailing a request to our corporate office located at 1573 Mallory Lane, Brentwood, TN 37027.

Audit and Compliance Committee. The Audit and Compliance Committee is comprised of Mr. Breedlove, Mr. Feinstein and Mr. Van Horn, each of whom is “independent” as defined by the listing standards of the NYSE, Section 10A-(m)(3) of the Exchange Act and in accordance with our Governance Guidelines. The Board has determined that Mr. Feinstein is an “audit committee financial expert” for purposes of the rules of the SEC. As set forth in its charter, the Audit and Compliance Committee’s responsibility is to provide advice and counsel to management regarding, and to assist the Board in its oversight of: (i) the integrity of the Company’s financial statements; (ii) the Company’s compliance with legal and regulatory requirements; (iii) the requirements of the Corporate Integrity Agreement, dated July 28, 2014, between CHS and the Office of Inspector General of the United States Department of Health and Human Services, and any amendments thereto, under which the Company is bound; (iv) the independent registered public accounting firm’s qualifications and independence; and (v) the performance of the Company’s internal audit function and its independent registered public accounting firm.

Compensation Committee. The Compensation Committee is comprised of Mr. Breedlove, Mr. Gracey, Dr. Hastings and Mr. Van Horn, each of whom is “independent” as defined by the listing standards of the NYSE, Section 10C(a)(3) of the Exchange Act and in accordance with our Governance Guidelines. The primary purpose of the Compensation Committee is to: (i) assist the Board in discharging its responsibilities relating to compensation of the Company’s executives; (ii) administer the Quorum Health Corporation 2016 Employee Performance Incentive Plan with regard to the employees to whom Section 162(m) of the Internal Revenue Code (the “IRC”) applies; (iii) approve awards and grants and administer outstanding awards and grants of equity-based compensation arrangements to directors, employees, and others pursuant to the Stock Award Plan; and (iv) produce an annual report on executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations under the Exchange Act. The Compensation Committee also approves the goals and objectives relevant to the compensation of the Chief Executive Officer and the other executive officers and determines whether targets have been attained in connection with target-based compensation awards and equity grants.

Pursuant to its charter, the Compensation Committee has authority to engage its own executive compensation consultants and legal advisors. Since 2016, Mercer Human Resources Consulting, or “Mercer,” has served as the independent executive compensation consultant to the Compensation Committee. The Compensation Committee has assessed Mercer’s independence pursuant to the independence factors set forth for compensation consultants in the NYSE listing standards and in the Compensation Committee’s charter and has determined that no conflicts of interest exist.

Governance and Nominating Committee. The Governance and Nominating Committee is comprised of Mr. Breedlove, Mr. Feinstein, Mr. Gracey, and Dr. Hastings, each of whom is “independent” as defined by the listing standards of the NYSE and in accordance with our Governance Guidelines. The primary purpose of the Governance and Nominating Committee is to (i) recommend to the Board a set of corporate governance guidelines applicable to the Company; (ii) review at least annually the Company’s Governance Guidelines and make any recommended changes, additions or modifications; (iii) identify individuals qualified to become Board members and to select, or recommend that the Board select, the director nominees for the next annual meeting of stockholders; (iv) assist the Board by making recommendations regarding compensation for directors; and (v) subject to Delaware law, review and approve the Company’s policies on and responses to important stockholder issues and proposals, and recommend to the Board the placement of stockholder proposals, and the Board’s response thereto, in the Company’s Proxy Statement.

Corporate Governance

Stockholder Recommendations for Director Nominees

Our amended and restated by-laws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to our Board. Our Board evaluates director nominees who are recommended by stockholders in accordance with the same qualifications as director nominees recommended by the Board.

Governance Guidelines

In connection with the Spin-off, our Board adopted a set of Governance Guidelines in connection with the Spin-off to assist it in guiding our governance practices. These practices will be regularly re-evaluated by our Governance and Nominating Committee in light of changing circumstances in order to continue serving the Company’s best interests and the best interests of our stockholders. A copy of our Governance Guidelines, including our independence standards, is posted on the “About Us — Corporate Governance” section of our internet website at www.quorumhealth.com/about-us/corporate-governance and is also available in print to any stockholder who requests them by writing to Quorum Health Corporation, Investor Relations, at 1573 Mallory Lane, Brentwood, TN 37027.

Code of Conduct

Our Board expects its members, as well as our officers and employees, to act ethically at all times and to acknowledge in writing their adherence to the policies comprising our Code of Conduct. A copy of the Code of Conduct is posted on the “About Us — Corporate Governance” section of our internet website at www.quorumhealth.com/about-us/corporate-governance and is also available in print, free of charge, by visiting or mailing a request to our corporate office located at 1573 Mallory Lane, Brentwood, TN 37027. We intend to disclose any amendments to our Code of Conduct and any waivers from a provision of our Code of Conduct, as required by the SEC, on our website, in each case to the extent such amendment or waiver would otherwise require us to file a Current Report on Form 8-K pursuant to Item 5.05 thereof.

Communicating with the Board of Directors

Our Board has adopted policies designed to allow stockholders and other interested parties to communicate directly with an individual director or with the independent or non-management directors as a group. Generally, all materials that are appropriate director communications will be forwarded to the intended recipient; however, management may simultaneously conduct an investigation of any operational, compliance, or legal matter in accordance with its established policies and procedures. Management reserves the right to reject from this process any material that is harassing, unduly offensive or otherwise not credible, or that solicits business on behalf of the sender. Any of the non-management directors may be contacted by any stockholder or other interested party in the following manner:

c/o Quorum Health Corporation

Address: 1573 Mallory Lane

Brentwood, Tennessee 37027

Attention: Corporate Secretary

Phone number: 615-221-1400

In the alternative, stockholders or other interested parties may communicate with our directors or our corporate compliance officer by accessing the Confidential Disclosure Program established under our Code of Conduct:

Corporate Compliance and Privacy Officer

Quorum Health Corporation

Address: 1573 Mallory Lane, Suite 100

Brentwood, Tennessee 37027

Phone number: 1-844-742-7742 or 1-844-QHC-7742

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based solely on our review of copies of these reports that we have received and on representations from all reporting persons who are our directors and executive officers, we believe that during 2016 all of our officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except that a Form 4/A was filed on August 18, 2016 for Mr. Miller to correct an understatement of securities acquired on a previous Form 4 filed on August 16, 2016, and a Form 5 was filed on February 13, 2017 for each of Messrs. Culotta, Koury and McCard to report the withholding of stock to satisfy tax withholding obligations on vesting of restricted stock during the prior year.

Item 11.	Executive Compensation

Compensation Committee Report

The information contained in this Compensation Committee Report shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in any such filing.

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K with management and, based on such reviews and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

THE COMPENSATION COMMITTEE

R. Lawrence Van Horn, Ph.D., Chair

James T. Breedlove

William M. Gracey
Joseph A. Hastings, D.M.D.

Compensation Discussion and Analysis

Named Executive Officers

This Compensation Discussion and Analysis summarizes the material elements of our compensation programs for our named executive officers (“NEOs”). For the fiscal year ended December 31, 2016, our NEOs were:

Executive	Position

Thomas D. Miller	President, Chief Executive Officer and Director
Michael J. Culotta	Executive Vice President and Chief Financial Officer
Martin D. Smith	Executive Vice President of Operations
James Matthew Hayes	Senior Vice President of Operations
Shaheed Koury, M.D.	Senior Vice President and Chief Medical Officer

Executive Summary

The basic purpose of the Company’s executive compensation program is to attract and retain seasoned professionals with demonstrated abilities to capitalize on growth opportunities in both same-facility and new markets (both geographic and business line), while also adhering to rigorous expense management in an environment of ethical and compliant behavior. By maintaining a competitive executive compensation program, incorporating short-term and long-term components that align the interests of executive management with stockholders and assist in retaining and attracting valuable executive talent, the Company believes that executives are appropriately incentivized to drive Company performance and maximize stockholder value.

Executive compensation in fiscal year 2016 largely reflected practices that were in effect when we spun off from CHS. Decisions as to the compensation of our NEOs prior to the Spin-off were made by CHS based on its compensation practices. When the NEOs were executive officers of CHS, the decisions regarding their compensation were made by CHS’ Compensation Committee of its Board of Directors. Executive compensation decisions following the Spin-off have been made by the Company’s Compensation Committee. In our first year as a standalone public company, our Compensation Committee worked to adopt best practice governance policies and align pay with performance, while also taking into account stockholder returns. We expect our policies and practices will continue to evolve in support of our ongoing business strategy and as we mature as a standalone public company.

2016 Business Highlights

Highlights during fiscal year 2016 include the following:

•	Completed Spin-off from parent CHS on April 29, 2016;

•

Established a strategic plan and took the initial steps to achieve the objectives of (1) refining the Company’s portfolio to include high-quality hospitals and outpatient services, and (2) grow the Company’s revenues and margins;

•
•	Sold 56-bed Barrow Regional Medical Center and its affiliated outpatient facilities, located in Winder, Georgia, for $6.6 million;

•	Sold 64-bed Sandhills Regional Medical Center and its affiliated outpatient facilities, located in Hamlet, North Carolina, for $7.2 million;

•	Successfully recruited 154 physicians to our hospitals;

•	Demonstrated a 6% improvement in quality scores as measured by a variety of internal metrics and industry standards; and

•	Successfully engaged our physicians in establishing clinical best practices.

Compensation and Governance Highlights

Our executive compensation program has been designed to conform to compensation and governance best practices. For example, we have implemented the following policies, highlighting our commitment to conforming to governance best practices and responsiveness to the perspective of stockholders:

What We Do	What We Don’t Do

Pay for Performance	Employment Agreements with Multi-year Guarantees of Compensation
Multiple Performance Metrics in Our Incentive Plans	Permit Pledging or Hedging of Company Stock by Directors, Executives, and Certain Other Employees
Stock Ownership Guidelines	Repricing of Underwater Stock Options
“Clawback” Provisions	Provide for "Single-trigger" Change-of-Control Severance Payments
Award Caps on Incentive Plans	Provide Current Payment of Dividends or Dividend Equivalents on Unearned Equity Awards
Limited Perquisites	Provide Gross-ups on Perquisites
Use of a Representative and Relevant Peer Group for Benchmarking
Use an Independent Compensation Consultant
Annual Risk Assessment of Executive Compensation Programs Conducted by the Compensation Committee

Executive Compensation Philosophy and Core Principles

The Company’s executive compensation philosophy is to develop and utilize a combination of compensation elements that reward current period performance, facilitate the retention and attraction of top talent, incentivize the successful attainment of future goals, and ultimately drive superior shareholder returns.

The core principles applied by the Company in implementing this philosophy are to provide target compensation levels and a mix of compensation vehicles for each executive that is:

•	Positioned competitively relative to comparable roles at our peers and at companies in the broader market;

•	Ties wealth creation for our executives to the successful execution of the growth objectives under both our short-term and long-term business strategy;

•	Aligns the interests of executive management with stockholders; and

•	Retains and attracts valuable executive talent.

The compensation elements used by the Company during 2016 to reinforce the Company’s compensation philosophy included:

•	Base salaries that are market competitive considering an individual’s role and responsibilities as well as his performance;

•

Annual cash incentive opportunities and equity-based incentive awards that are comparable — both in terms of design and opportunity levels — with our selected peer group companies (see below for a discussion of our peer group);

•	Annual target cash incentive compensation that is at-risk, performance-based, and tied to the attainment of the Company’s growth objectives;

•

Longer-term incentive awards of stock-based compensation that are predominately performance-based and, accordingly, are at risk and further align the interests of executive management with our stockholders; and

•

Provision of longer range savings, retirement, and other benefits, to encourage the retention of the most experienced and talented executives through their most productive and valuable years of employment service.

The majority of our NEOs’ compensation is performance-based and is granted in the form of both short- and long-term incentives. Individuals in a position to influence the growth of stockholder value have larger portions of their total compensation delivered in the form of equity-based long-term incentives. The targeted mix of the compensation program elements for the CEO and other NEOs is shown in the following charts:

Target Compensation Mix

CEO Target Pay Mix Percentage of Pay At-Risk: 83% Average Other NEO Target Pay Percentage of Pay At-Risk: 68%

Components of the Executive Compensation Program

Shortly after the Spin-off, in May 2016, the Compensation Committee approved 2016 base salary levels, annual incentive compensation targets, and performance-based restricted stock awards for each of the NEOs. In setting such 2016 compensation levels, the Compensation Committee consulted with its independent compensation consultant, Mercer Human Resources Consulting. Mercer’s work included the identification and review of compensation data of a peer group developed by Mercer and analyzed compensation data at the market 25th percentile, median and 75th percentile for the executive officer positions.

Peer Group

The peer group was comprised of thirteen (13) similarly-sized companies that operate primarily in the healthcare facilities or managed healthcare industries. In selecting the preliminary peer group companies, consideration was given to revenue, market capitalization, enterprise value, number of employees of each company, and companies against which we compete for executive talent, while being sensitive to the positioning of the Company in relation to the peer group medians across the various size metrics.

The thirteen (13) companies included in the 2016 peer group analysis are listed below:

•AmSurg	•Magellan Health
•Brookdale Senior Living	•PharMerica
•Ensign Group	•Select Medical Holdings
•Genesis Healthcare	•Surgical Care Affiliates
•HealthSouth	•Triple-S Management
•Invacare	•Universal American
•LifePoint Health, Inc.

In addition, in setting the initial post-Spin-off pay packages for the senior executives, the Compensation Committee, as recommended by Mercer, also considered that (a) the executive officers were relatively new to their positions as principal executives of a public company; and (b) internal equity is an important consideration in setting initial pay levels, and a balance should be struck between positioning the executives’ pay packages at an appropriate level relative to the market and relative to one another.

Base Salary

In connection with our Spin-off from Community Health Systems, the base salaries of the Chief Executive Officer and the other NEOs were reviewed by the Compensation Committee in May 2016.  Generally, the Compensation Committee determined that base salary levels for the NEOs should be increased in order to reflect the increased responsibilities as a result of their respective roles in a new public company. The following table sets forth the 2016 base salaries of the NEOs pre-Spin-off and post-Spin-off.

	2016 Pre-Spin-off	2016 Post-Spin-off
Name	Base Salary	Base Salary

Thomas D. Miller	$675,000	$900,000
Michael J. Culotta	330,000	600,000
Martin D. Smith	580,000	590,023
James Matthew Hayes	367,228	400,000
Shaheed Koury, M.D.	309,000	350,000

Cash Incentive Compensation

Cash incentive compensation awards to the NEOs were eligible to be made pursuant to the Company’s 2016 Employee Performance Incentive Plan (EPIP). This non-equity incentive compensation plan provides for a wide range of potential awards and is utilized as a compensation vehicle for many employees. Cash incentive compensation awards are intended to align employees’ interests with the goals and strategic initiatives established by the Company and with stockholder interests and to reward employees for their contributions during the period to which the incentive award relates. Cash incentive compensation awards are “at risk” as they are subject to the attainment of specific goals.

Cash incentive compensation award targets are typically expressed as a percentage of the individual’s base salary. In 2016, the Committee established the 2016 target EPIP opportunities for our NEOs as follows:

	2016 Post-Spin-Off	2016 Target
Name	Base Salary	Bonus (1)

Thomas D. Miller	$900,000	125%
Michael J. Culotta	600,000	100%
Martin D. Smith	590,023	100%
James Matthew Hayes	400,000	60%
Shaheed Koury, M.D.	350,000	60%
(1)	Expressed as a percentage of the executive’s base salary. For 2016, there was not an opportunity to earn more than the target amount as described further in this section.

Under the 2016 EPIP with respect to the 2016 fiscal year, the target bonus amounts were eligible to be paid based on the Company’s achievement of target adjusted EBITDA and quality objectives, weighted 70% and 30%, respectively.  Adjusted EBITDA focuses our executives on profitable growth and cash flow, while quality objectives emphasize the aggregate quality improvement across our hospitals as measured by a variety of internal metrics and industry standards. The quality objectives consist of an aggregation of publicly-reported quality metrics, metrics used in value-based purchasing, and other key internal metrics, such as those relating to patient safety. At the time the target levels were set, the Compensation Committee believed that achieving the relevant targets used to determine bonus amounts, although challenging, was achievable with significant effort from the NEOs. The Compensation Committee determined that it was appropriate to set rigorous financial targets for the 2016 EPIP in order to motivate the NEOs to meet the Company’s business goals and to align NEOs’ interests with the goals and strategic initiatives established by the Company. For 2016, there was not an opportunity to earn more than the target amount.

The following table shows the established targeted goals for adjusted EBITDA and quality objectives under the 2016 EPIP with respect to the 2016 fiscal year:

Performance Goal	Weighting	Threshold	Target

Adjusted EBITDA	70%	$185 million	$220 million
Payout as % of Target*		60.00%	100.00%

Quality Objectives	30%	1%	10%
		aggregate	aggregate
		improvement	improvement
Payout as % of Target*		10.00%	100.00%

In February and April 2017, the Compensation Committee and full Board considered whether, in light of the financial performance of the Company in 2016 as well as the continuing challenges facing the Company into 2017, it continued to be appropriate to pay management, including the NEOs, cash incentive compensation awards under the 2016 EPIP with respect to the 2016 year. After careful deliberation, the Compensation Committee and full Board agreed that management would forego the eligibility of any cash incentive compensation awards under the 2016 EPIP with respect to the 2016 fiscal year. Therefore, no cash incentive compensation was awarded to the NEOs under the above-described 2016 EPIP.

Long-term Incentives

Annual Equity Awards

Equity awards are designed to reward the executives for their longer-term contributions to the success and growth of the Company and are directly linked to maximizing stockholder value. They also serve as a key retention tool, bridging annual base salary and incentive compensation payments to retirement and other end-of-service compensation benefits. Long-term incentives comprise a significant part of the Company’s executive compensation program.

Equity-based incentive awards are made pursuant to the Company’s 2016 Stock Award Plan (the “Stock Award Plan”). This plan provides for a wide variety of stock-based compensation awards, including incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance awards and other share-based awards.

The Company believes annual equity grants directly and effectively align the interests of management with those of stockholders. The Compensation Committee reviews and adjusts annually the size and mix of award types, and for 2016, long-term incentives were awarded in the form of performance-based restricted stock.

Subsequent to the Spin-off, in May 2016, the Compensation Committee met and approved post-Spin-off grants of performance-based restricted stock to the NEOs, as well as grants of time-vested restricted stock to the NEOs as replacements for certain CHS restricted stock awards that were cancelled and forfeited in connection with the Spin-off. These time-based restricted stock grants vest in one-half increments on the second and third anniversary dates of the grant date.

The following table summarizes the restricted stock grants made to the NEOs:

		Replacement
	New Performance-	of 2/3 Lost
	Based Restricted	Restricted Stock
Name	Stock Grants	(Time-Vested) (1)

Thomas D. Miller	250,000	23,334
Michael J. Culotta	75,000	4,000
Martin D. Smith	50,000	23,334
James Matthew Hayes	35,000	4,000
Shaheed Koury, M.D.	25,000	2,667
(1)	Grants were made to replace the value of CHS stock forfeited in connection with the Spin-off.

The performance-based restricted stock awards granted in 2016 have both performance and time vesting components. Generally, the performance objective that must be met is the Company’s attainment during the performance period (the eight months ended December 31, 2016, which corresponds to the post-Spin-off period of the Company during 2016) of either an adjusted EBITDA performance goal (for the eight months ended December 31, 2016 of $157.5 million) or a net operating revenues goal (for the eight months ended December 31, 2016 of $1.3185 billion) as approved by the Compensation Committee. These goals were established in light of the challenges of setting multi-year goals immediately upon our becoming an independent, publicly-traded company in the middle of a fiscal year.  As described later in this proxy, the Company has adopted a multi-year performance plan in 2017.  For purposes of the equity-based incentive awards, adjusted EBITDA is defined as net income attributable to the Company before interest, income taxes, depreciation, and amortization, and adjusted to exclude the impacts of net income (loss) attributable to non-controlling interests, expenses related to legal settlements and related costs, impairment of long-lived assets and goodwill, net loss on sale of hospitals, transaction costs related to the Spin-off, severance costs for post-Spin-off headcount reductions, and the operational losses of hospitals that were divested during the reporting period.

In February 2017, the Committee determined that the Company had achieved the net operating revenues goal; as a result, 100% of the performance-based restricted stock awards granted to the NEOs in 2016 were deemed to be earned and subject only to future time vesting restrictions. These time vesting restrictions will lapse in equal one-third (1/3) increments on each of the first three (3) anniversaries of the grant date, provided that the grantee continues to be employed on such dates, subject to certain exceptions, including those noted below.

Notwithstanding the performance objectives and the vesting requirements described above, the restrictions will lapse earlier in the event of the death or disability of the grantee, or in the event of a change in control of the Company if and to the extent that the outstanding awards are not assumed, continued or replaced by the acquirer on terms that are equal to or more favorable than the terms of the original grant. In the event of a grantee’s termination of employment without cause by his or her employer, the award will not be terminated; rather when it is determined that the performance objective has been met (or if it has already been met), the award will accelerate in its entirety on such date.

Outstanding Equity Awards Prior to the Spin-off

Pursuant to the Employee Matters Agreement dated April 29, 2016 by and between CHS and the Company, treatment of outstanding equity awards held by QHC employees at the time of the Spin-off was as follows:

•

Vested and unvested options to purchase CHS stock will remain outstanding and be exercisable according to their terms until their stated expiration date. The exercise prices of those options were appropriately adjusted to reflect the intrinsic value of such awards at the time of the Spin-off. Unvested CHS options will vest through such QHC employees’ continued service with QHC.

•

Excluding awards granted on March 1, 2016, restricted stock awards will be adjusted for the number of whole shares (rounded down) of QHC common stock that they would have received as a shareholder of CHS as if the underlying CHS stock were unrestricted.

•

The portion of restricted stock awards granted to any QHC employee on March 1, 2016 that was scheduled to vest on March 1, 2017 will be adjusted for the number of whole shares (rounded down) of QHC common stock that they would have received as a shareholder of CHS as if the underlying CHS stock were unrestricted, and the remaining two year vesting periods ending March 1, 2018 and 2019, respectively, were canceled and forfeited immediately following the Spin-off. These awards were replaced with restricted stock awards in QHC (see above).

•

The QHC restricted stock awards received in the Spin-off will continue to vest on the same terms as the CHS restricted stock awards to which they relate through the continued service by such employees with QHC.

Program Changes for 2017

For 2017, the Compensation Committee made the following decisions and modifications to our executive compensation programs in order to recognize the Company’s performance challenges and related shareholder returns in 2016, and more strongly align NEO equity grants with shareholder interests:

•	None of the NEOs received base salary increases for 2017;

•	Target bonuses (expressed as a percentage of base salary) will remain unchanged from 2016 levels; and

•

Target 2017 LTI grants will be half performance-based restricted stock and half time-based restricted stock. Performance-based restricted stock grants will be contingent on the achievement of specified levels of cumulative revenue dollars and cumulative adjusted EBITDA dollars (each metric weighted 50%) over the two-year performance period (2017-2018).

Additional details regarding our NEOs’ 2017 compensation program will be provided in our 2018 proxy statement.

Health and Welfare Benefits

The Company’s NEOs are each eligible to participate in the Company’s customary qualified benefit plans for health, dental, vision, life insurance, long-term disability and retirement savings (401(k)). The NEOs are eligible to participate in these plans on the same basis (i.e., benefits, premium amounts and co-payment deductibles) as all other full-time employees of the Company. The

Company’s NEOs also participate in or receive additional benefits described below, which are competitive with the benefits provided to executives of other companies.

Retirement and Deferred Compensation Benefits

The Company’s NEOs also participate in executive compensation arrangements available only to specified officers of the Company and certain key employees of its subsidiaries. These plans include the Amended and Restated Supplemental Executive Retirement Plan (the “SERP”) and the QHCCS, LLC Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), each of which is a non-qualified plan under the IRC. The benefits under these plans are made available to the NEOs to encourage and reward their continued service through their most productive years.  We believe that the provision of a retirement benefit is necessary to remain competitive with the Company’s peer group, and is thus an important element for the recruitment and retention of executives.

Perquisites

The Company provides limited perquisites to its NEOs, and it believes that the supplemental benefits that are provided to the NEOs are both (a) reasonable when compared to the peer group and other similarly-sized companies, and (b) appropriate additional items of compensation for these individuals.

Group-term life insurance (or a combination of group-term life insurance and individually-owned policies) is provided for each of the NEOs in an amount equal to four (4) times the individual’s base salary.

The Company operates aircraft to facilitate the operation and management of its business. The Board has adopted a policy that requires the CEO to use the Company’s aircraft for both his business and personal travel, provided that when travel by commercial aircraft is demonstrably more efficient and does not involve unreasonable personal risk, the CEO may use commercial aircraft.  From time to time, and if approved by the CEO, the other NEOs are also permitted to use the Company’s aircraft for their personal use. The incremental cost of personal air travel attributable to each NEO’s personal aircraft usage has been included in the Summary Compensation table below. In addition, NEOs are taxed on the income attributable to their personal use of company aircraft based on IRS guidelines and are not grossed up by the Company.

Employment Contracts; Change in Control Severance Agreements

None of the Company’s executive officers have a written employment agreement with the Company or any of its subsidiaries, and only two of the NEOs, Messrs. Miller and Smith (collectively, the “Covered Executives”), have change in control severance agreements (the “CIC Agreements”), as a result of such agreements being assumed by the Company from CHS in connection with the Spin-off. The CIC Agreements are considered “double trigger” agreements and require both the occurrence of a change in control of the Company and a qualified termination of employment for any cash severance benefits to become payable.

The CIC Agreements provide for certain compensation and benefits in the event of termination of a Covered Executive’s employment during the period following a change in control of the Company (as defined in the CIC Agreements), (A) by the Company, other than as a result of the Covered Executive’s death or disability within thirty-six (36) months of the change in control, but not for cause, or (B) by the Covered Executive, upon the happening of certain “good reason” events within twenty-four (24) months of the change in control, including:

•	Certain changes in the Covered Executive’s title, position, responsibilities or duties,

•	A reduction in the Covered Executive’s base salary,

•	Certain changes in the Covered Executive’s principal location of work,

•	The failure of the Company to perform its obligations under or to continue in effect any material compensation or benefit plan, or

•	Certain other employer actions that would cause the Covered Executive to lose the benefits of the CIC Agreement.

Compensation and benefits payable under the CIC Agreements include, in the event of a qualifying termination of employment, a lump sum payment equal to the sum of:

•	Unpaid base pay,

•	Accrued but unused paid vacation or sick pay and unreimbursed business expenses,

•	Any other compensation or benefits in accordance with the terms of the Company’s existing plans and programs,

•	A pro rata portion of the incentive bonus that would have been earned by the Covered Executive for the year of termination based on actual performance, and

•	The sum of three (3) times the sum of base salary and the greater of:

(A)

the highest incentive bonus earned during any of the three (3) fiscal years prior to the fiscal year in which the Covered Executive’s termination of employment occurs or, if greater, the three (3) fiscal years prior to the fiscal year in which a change in control occurs and

(B)	the target incentive bonus for the fiscal year in which the Covered Executive’s termination of employment occurs assuming the performance objectives were met in full.

•

The Covered Executives will also be entitled to continuation of certain health and welfare benefits for thirty-six (36) months following termination and reimbursement of up to $25,000 for outplacement counseling and related benefits.

In the event that a Covered Executive is entitled to receive payment pursuant to his CIC Agreement, that executive officer will not be eligible for additional severance benefits under another arrangement.

Prior to 2009, all CIC Agreements entered into by CHS with its executive officers entitled the executive officers to receive certain “gross-up” payments to offset any excise tax imposed by Section 4999 of the IRC on any payment or distribution by the Company to and for their benefit, including under any stock option, restricted stock or other agreement, plan or program; provided, however that if a reduction in such payments or distributions by 10% or less would cause no excise tax to be payable, then the payments and distributions to the Covered Executive will be reduced by that amount and no excise tax gross up payment will be paid. Both the Covered Executives entered their respective CIC Agreements with CHS prior to 2009, and we assumed the CIC Agreements with the Covered Executives from CHS in connection with the Spin-off. We assumed no other CIC Agreements from CHS, and no employment agreements entered into by us since the Spin-off contain any tax “gross-up” provisions.

In addition to the benefits payable under the life insurance policy or the long-term disability policy described above, in the event an NEO dies or is permanently disabled while employed by the Company, vesting is fully accelerated for all grants under the Company’s Stock Award Plan.

Additional Executive Compensation Policies

Stock Ownership Policies

The Quorum Health Corporation Stock Ownership Guidelines align the interests of its directors and executive officers with the interests of stockholders and promote the Company’s commitment to sound corporate governance. The guidelines apply to the following officers and non-executive directors of the Company, in the indicated multiples of either an officer’s base salary or a non-management director’s annual cash retainer, as applicable, at the time the participant becomes subject to the guidelines:

Value of
Common Stock
Position with the Company	Required

President/Chief Executive Officer	5.0x salary
Non-Executive Members of the Board	5.0x retainer fee
Executive Vice Presidents	3.0x salary
Other Officers Named in the Company's Proxy Statement	3.0x salary
Other Officers above Vice President	1.5x salary
Vice Presidents	1.0x salary

Company leaders subject to these guidelines are expected to achieve their respective ownership levels within five (5) years of becoming subject to the guidelines (and an additional five (5) years in the event of a promotion to a higher guideline). Once achieved, ownership of the guideline amount must be maintained for as long as the individual is subject to these Stock Ownership Guidelines. Until such time as a Company officer or director satisfies the Stock Ownership Guidelines, that individual will also be required to hold, for at least one year, 100% of the shares received upon the exercise of stock options and upon the vesting of full value stock awards, including but not limited to restricted stock awards and restricted stock units, in each case net of those shares required to pay the exercise price and any taxes due upon exercise or vesting.

Stock that counts towards satisfaction of the Company’s Stock Ownership Guidelines includes: (i) Company common stock held outright by the participant or his or her immediate family members living in the same household; (ii) restricted stock and restricted stock units issued and held as part of an executive officer’s or director’s long-term compensation, whether or not vested; (iii) Company common stock underlying vested QHC stock options; and (iv) Company common stock acquired on stock option exercises that the participant continues to hold. The Governance and Nominating Committee of the Board reviews each participant’s progress and compliance with the applicable guidelines and may grant any hardship waivers or exceptions (e.g., in the event of a divorce) as it deems necessary and appropriate.

Compensation “Clawback” Policy

In connection with the Spin-off, the Board adopted a policy (the “Clawback Policy”) requiring that, in certain circumstances, the elected officers of the Company reimburse the Company for the amount and/or value of performance-based cash, stock or equity-

based awards received by such elected officers, and/or gains realized by such elected officers in connection with these awards. The circumstances triggering this recoupment require a determination by the Board, or an appropriate committee of the Board, that fraud or misconduct by an elected officer materially contributed to the Company having to restate all or a portion of its financial statements. The Board or the appropriate committee is granted the right to determine, in its discretion, the action necessary to remedy the misconduct. In determining what remedies to pursue, the Board or committee will take into account all relevant factors, including consideration of fairness and equity, and may require reimbursement to the extent the value transferred to the elected officer can be reasonably attributed to the reduction in the restated financial statements and the amount of the award would have been lower than the amount actually paid, granted or realized. The Company intends to impose such additional recoupment obligations as are necessary to ensure continuing compliance with other applicable laws including compliance with final SEC-clawback rules to be adopted under the Dodd-Frank Act once such final rules have been adopted.

Prohibition on Pledging and Hedging

The Company considers it inappropriate for any director or executive officer to enter into speculative transactions involving the Company’s securities. Therefore, the Company’s insider trading policy prohibits directors and executive officers from trading in any put or engaging in any short sale or other hedging transaction (including a short sale “against the box”) or equity swap of Company securities, or trading in any call or other derivative on Company securities. The insider trading policy also prohibits any director or executive officer from pledging Company securities, including holding such securities in a margin account.

Risk Assessment of Executive Compensation

The Compensation Committee, with management and the Compensation Committee’s independent executive compensation consultant, Mercer Human Resources Consulting, assesses the risk levels of the Company’s executive compensation programs. As part of this assessment, the Compensation Committee reviews the Company’s compensation programs for certain design features identified by the Compensation Committee and its advisors as having the potential to encourage excessive risk-taking and considers the Company’s compensation programs in light of the Company’s key enterprise and business strategy risks. The Compensation Committee believes that the Company’s compensation programs are designed so that they do not include compensation mix overly weighted toward annual incentives, highly leveraged short-term incentives, uncapped or “all or nothing” bonus payouts or unreasonable performance goals. Additionally, the Company’s executive compensation “clawback” policy allows the Company to recover bonus payments and certain equity awards under certain circumstances, and compliance and ethical behaviors of the Company’s executive officers are factors considered in all performance and bonus assessments. Based on its assessment, the Compensation Committee believes that the Company’s compensation programs do not motivate excessive risk-taking that could reasonably be expected to have a materially adverse effect on the Company. These principles are reviewed on a periodic basis as a part of the overall enterprise risk assessment.

Oversight of the Executive Compensation Program

The Compensation Committee of the Board oversees the Company’s executive compensation program. Each of the Compensation Committee members is fully independent of management and has never served as an employee or officer of the Company or its subsidiaries. In addition to meeting the independence requirements of the NYSE, each member of the Compensation Committee is an “outside director” for purposes of Section 162(m) of the IRC and is a “non-employee director” for purposes of Section 16(b) of the Exchange Act.

The CEO periodically reviews the performance of each of the NEOs, excluding himself, develops preliminary recommendations regarding salary adjustments and annual and long-term award amounts, and provides recommendations to the Compensation Committee. The Compensation Committee can exercise its discretion to modify any recommendations and make final decisions.

Tax Considerations

Section 162(m) of the IRC limits the Company’s ability to deduct certain compensation in excess of $1 million paid to the Company’s Chief Executive Officer and to certain of the Company’s other NEOs. This limitation does not apply to compensation that constitutes under applicable regulations “qualified performance-based compensation”. The Company aims to design the performance-based compensation paid to its NEOs so that it will satisfy the requirements for deductibility under Section 162(m). The Compensation Committee considers Section 162(m) when making compensation decisions, but other considerations, such as providing the Company’s NEOs with competitive and adequate incentives to remain with the Company and increase the Company’s business operations, financial performance and prospects, as well as rewarding extraordinary contributions, also significantly factor into the Compensation Committee’s decisions. In this regard, the Compensation Committee believes that stockholder interests are best served if it retains discretion and flexibility in awarding compensation to the Company’s NEOs.

Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”)

ASC 718 requires a public company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company’s equity awards to the NEOs are structured to comply with the requirements of ASC 718. To maintain the appropriate equity accounting treatment, the Company takes such accounting treatment into consideration when designing and implementing its compensation programs.

Compensation Committee Interlocks and Insider Participation

During 2016, Mr. Breedlove, Mr. Gracey, Dr. Hastings and Dr. Van Horn served on our Compensation Committee. None of the members of the Compensation Committee has been an officer or employee of the Company. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Compensation Committee.

Summary Compensation Table

The following table includes information regarding our NEOs’ total compensation earned during the years presented. None of our NEOs were named executive officers of CHS during the years presented, and position titles refer to each NEO’s title with the Company. This table is prepared in accordance with SEC rules which require that equity awards be valued based on the grant date fair value of such awards, and there can be no assurance regarding the extent to which the value of such stock-based compensation reflected in the table below (including performance-based restricted stock) will be realized by any executive.

				Plan Based Awards		Non-equity	Change in Pension Value and Nonqualified
				Restricted Stock	Option	Incentive Plan	Deferred Compensation	All Other	Total
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Compensation
Principal Position	Year	($) (1)	($) (1)	($) (2)	($) (3)	($)	($) (4)	($) (5)	($)

Thomas D. Miller	2016	829,529	150,000	3,535,469	—	—	370,945	30,145	4,916,088
President and	2015	675,000	13,500	1,698,200	—	108,000	348,758	18,290	2,861,748
Chief Executive	2014	650,000	50,000	1,452,850	—	614,250	332,149	21,952	3,121,201
Officer
Michael J. Culotta	2016	510,017	—	1,016,545	—	—	—	24,271	1,550,833
Executive Vice	2015	315,000	50,000	291,120	—	31,501	—	20,511	708,132
President and	2014	300,000	15,000	124,530	—	165,000	—	47,852	652,382
Chief Financial
Officer
Martin D. Smith	2016	590,022	—	981,469	—	—	267,954	15,623	1,855,068
Executive Vice	2015	580,000	—	1,698,200	—	40,600	190,196	9,886	2,518,882
President of	2014	560,000	—	1,452,850	—	672,005	197,883	12,343	2,895,081
Operations
James M. Hayes	2016	389,090	—	505,745	—	—	—	12,045	906,880
Senior Vice	2015	360,000	20,000	291,120	—	—	—	11,305	682,425
President -	2014	348,543	—	249,060	—	153,010	—	10,236	760,849
Operations
Shaheed Koury, M.D.	2016	336,351	—	358,446	—	—	—	42,488	737,285
Senior Vice
President and
Chief Medical
Officer
(1)

Amounts represent cash-based salary and bonus compensation before any deferrals under CHS’ or the Company’s deferred compensation plans, as applicable.  Mr. Miller’s cash bonus reflected in the “Bonus” column for 2016 was earned prior to the Spin-off and was related primarily to hospital acquisitions under CHS.

(2)

The dollar amounts shown in this column represent the fair value of restricted shares on their respective grant dates: May 3, 2016 ($12.77 per share, March 1, 2016 ($15.43 per share), March 1, 2015 ($48.52 per share) and March 1, 2014 ($41.51 per share). The grant date fair value of restricted shares included in the table above is based on a 100 percent probability of meeting the performance conditions. The grant date fair value was computed in accordance with ASC 718. The market value for the restricted stock awards on their respective first vesting dates were as follows: $8.52 per share on March 1, 2017 for awards granted on March 1, 2016, $15.43 per share on March 1, 2016 for awards granted on March 1, 2015, and $48.52 per share on March 1, 2015 for awards granted on March 1, 2014.

(3)	No options were granted in 2014, 2015 and 2016.

(4)

Amounts represent the actuarial increase in the present value of the named executive officer’s benefit under the SERP using interest rate and mortality rate assumptions consistent with those used in CHS’ and the Company’s financial statements, as applicable, and includes amounts which the named executive officers may not currently be entitled to receive because such amounts are not vested. The non-qualified deferred compensation plan earnings contained no above-market or preferential portion of earnings for 2016, 2015 or 2014.

(5)	All Other Compensation for the year ended December 31, 2016 consists of the following:
	Long-	401(k) Plan
	Term	Employer	Life		Personal
	Disability	Matching	Insurance		Airplane
	Premiums	Contributions	Premiums	Relocation	Use
Name	($)	($)	($)	($)	($)

Thomas D. Miller	4,428	7,950	17,507	—	260
Michael J. Culotta	3,666	7,950	12,655	—	—
Martin D. Smith	1,524	7,950	6,149	—	—
James M. Hayes	1,433	7,950	2,662	—	—
Shaheed Koury, M.D.	1,229	7,950	3,482	29,827	—

Grants of Plan-Based Awards

The following table sets forth information regarding restricted stock awards granted under the Stock Award Plan, including the grant date fair value of these awards, and the range of potential cash incentive payments under the 2016 Employee Performance Incentive Plan for the NEOs for the year ended December 31, 2016. The awards listed in the table include both the awards granted by QHC subsequent to the Spin-off, as well as the replacement awards issued by QHC for the portion of the March 1, 2016 CHS restricted stock grants that were forfeited in connection with the Spin-off. All awards are described in more detail in the Compensation Discussion and Analysis section above. There can be no assurance that the grant date fair value of restricted stock awards will ever be realized.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards Per	Grant Date Fair Value of Stock and Options
	Grant		Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Share	Awards
Name	Date		($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($)	($) (5)

Thomas D. Miller			506,250	1,125,000	—	—	—	—	—	—	—	-
	3/1/2016	(2)	—	—	—	—	2,916	2,916	—	—	—	44,994
	5/3/2016	(3)	—	—	—	—	250,000	250,000	—	—	—	3,192,500
	5/3/2016	(4)	—	—	—	—	—	—	23,334	—	—	297,975
Michael J. Culotta			270,000	600,000	—	—	—	—	—	—	—	—
	3/1/2016	(2)	—	—	—	—	500	500	—	—	—	7,715
	5/3/2016	(3)	—	—	—	—	75,000	75,000	—	—	—	957,750
	5/3/2016	(4)	—	—	—	—	—	—	4,000	—	—	51,080
Martin D. Smith			265,510	590,023	—	—	—	—	—	—	—	—
	3/1/2016	(2)	—	—	—	—	2,916	2,916	—	—	—	44,994
	5/3/2016	(3)	—	—	—	—	50,000	50,000	—	—	—	638,500
	5/3/2016	(4)	—	—	—	—	—	—	23,334	—	—	297,975
James M. Hayes			108,000	240,000	—	—	—	—	—	—	—	—
	3/1/2016	(2)	—	—	—	—	500	500	—	—	—	7,715
	5/3/2016	(3)	—	—	—	—	35,000	35,000	—	—	—	446,950
	5/3/2016	(4)	—	—	—	—	—	—	4,000	—	—	51,080
Shaheed Koury, M.D.			94,500	210,000	—	—	—	—	—	—	—	—
	3/1/2016	(2)	—	—	—	—	333	333	—	—	—	5,138
	5/3/2016	(3)	—	—	—	—	25,000	25,000	—	—	—	319,250
	5/3/2016	(4)	—	—	—	—	—	—	2,667	—	—	34,058
(1)

As described in the section titled “Executive Compensation — Compensation Discussion and Analysis — Cash Incentive Compensation”, no cash incentive compensation awards were paid to the NEOs in 2016.  For 2016 there was not an opportunity to earn more than the target amount. The amounts reported in the “Threshold” and “Target” columns are annualized dollar amounts for comparison purposes; however, the actual awards were subject to 2/3rds proration to account for the Spin-off time period.

(2)

With respect to this March 1, 2016 grant of restricted stock, the award above reflects the Spin-off as-adjusted award and the time-based restrictions lapse on the first anniversary of the grant date. For a further discussion, see “Executive Compensation — Compensation Discussion and Analysis — Long-Term Incentives”.

(3)

With respect to this May 3, 2016 grant of restricted stock, the performance measure was the achievement of either an adjusted EBITDA performance goal or a net operating revenues goal.  Since the performance criteria was met, the awards time-based restrictions will lapse in equal one-third increments on each of the first three (3) anniversaries of the grant date.  For a further discussion, see “Executive Compensation — Compensation Discussion and Analysis — Long-Term Incentives”.

(4)	With respect to this May 3, 2016 grant of time-based restricted stock, these awards vest in one-half increments on the second and third anniversaries of the grant date.

(5)

Represents the grant date fair value calculated under ASC 718. The dollar amounts shown in this column represent the fair value of restricted shares on their respective grant dates: March 1, 2016 ($15.43 per share) and May 3, 2016 ($12.77 per share). The closing market value of the shares of the Company’s common stock at December 30, 2016 was $7.27 per share.

Outstanding Equity Awards at Fiscal Year End

The following table shows unvested restricted stock awards as of December 31, 2016 for the NEOs. The table excludes awards issued by CHS which were forfeited/terminated effective as of the date of the Spin-off. The table also excludes CHS stock options held by our NEOs. There were no QHC stock options awarded by QHC following the Spin-off. In accordance with the Employee Matters Agreement, options in CHS were adjusted to preserve the intrinsic value on the date of the Spin-off. These options will remain exercisable until the original stated expiration date.

			Stock Awards
						Equity Incentive
					Equity Incentive	Plan Awards:
					Plan Awards:	Market or
			Number of	Market Value	Number of	Payout Value of
			Shares or	of Shares or	Unearned	Unearned
			Units of	Units of	Shares, Units or	Shares, Units or
			Stock	Stock	Other Rights	Other Rights
			That Have	That Have	That Have	That Have
			Not Vested	Not Vested	Not Vested	Not Vested
Name	Grant Date		(#)	($) (1)	(#)	($)

Thomas D. Miller	3/1/2014	(2)	2,083	15,143	―	―
	3/1/2014	(2)	833	6,056	―	―
	3/1/2015	(2)	5,833	42,406	―	―
	3/1/2016	(2)	2,916	21,199	―	―
	5/3/2016	(2)	250,000	1,817,500	―	―
	5/3/2016	(3)	23,334	169,638	―	―

Michael J. Culotta	3/1/2014	(2)	250	1,818	―	―
	3/1/2015	(2)	1,000	7,270	―	―
	3/1/2016	(2)	500	3,635	―	―
	5/3/2016	(2)	75,000	545,250	―	―
	5/3/2016	(3)	4,000	29,080	―	―

Martin D. Smith	3/1/2014	(2)	2,083	15,143	―	―
	3/1/2014	(2)	833	6,056	―	―
	3/1/2015	(2)	5,833	42,406	―	―
	3/1/2016	(2)	2,916	21,199	―	―
	5/3/2016	(2)	50,000	363,500	―	―
	5/3/2016	(3)	23,334	169,638	―	―

James M. Hayes	3/1/2014	(2)	500	3,635	―	―
	3/1/2015	(2)	1,000	7,270	―	―
	3/1/2016	(2)	500	3,635	―	―
	5/3/2016	(2)	35,000	254,450	―	―
	5/3/2016	(3)	4,000	29,080	―	―

Shaheed Koury, M.D.	3/1/2014	(2)	250	1,818	―	―
	3/1/2015	(2)	666	4,842	―	―
	3/1/2016	(2)	333	2,421	―	―
	5/3/2016	(2)	25,000	181,750	―	―
	5/3/2016	(3)	2,667	19,389	―	―
(1)

The market value is based on the closing price of QHC common stock on the NYSE on December 30, 2016 of $7.27 per share, the last trading day of 2016, multiplied by the number of RSUs or performance shares, as applicable.

(2)

These shares are subject to both performance and time-based vesting, with vesting based on the achievement of Company pre-determined objectives during the calendar year after grant. Since all performance measures were met, the awards’ time-based restrictions will now lapse in accordance with the terms of the respective award, which is in one-third increments on each of the first three anniversaries of the grant date.

(3)	These time-based awards vest in one-half increments on the second and third anniversaries of the grant date.

Option Exercises and Stock Vested

The following table sets forth certain information regarding the number of stock awards that vested for our NEOs during the year ended December 31, 2016. There were no QHC stock options awarded or exercised during the period.

Stock Awards
	Number of	Value
	Shares Acquired	Realized
	on Vesting	Upon Vesting
Name	(#)	($) (1)

Thomas D. Miller	—	—
Michael J. Culotta	416	2,654
Martin D. Smith	—	—
James M. Hayes	—	—
Shaheed Koury, M.D.	250	1,720
(1)	The value realized upon vesting is based on the number of shares vesting multiplied by the closing price of our common stock on the date the award vested.

Pension Benefits

Prior to the Spin-off, on April 1, 2016, the Company adopted the SERP, and subsequently, amended and restated the SERP on May 24, 2016, for the benefit of our officers and key employees of our subsidiaries. This plan is a non-contributory non-qualified defined benefit plan that provides for the payment of benefits from the general funds of the Company. The Compensation Committee of our Board administers this plan, and all determinations and decisions made by the Compensation Committee are final, conclusive and binding upon all participants. In particular, the defined benefit provided under the SERP is intended to supplement the incentives provided by the other elements of the executive compensation program, for which the maximum provision of benefits is limited to three (3) years.

The SERP generally provides that, when a participant retires after his or her normal retirement date (age 65), he or she will be entitled to receive a single lump-sum payment based on the actuarially-determined monthly income payment based on a monthly calculation of (i) the participant’s annual retirement benefit, reduced by (ii) the participant’s monthly amount of Social Security old age and survivor disability insurance benefits payable to the participant commencing at his or her unreduced Social Security retirement age.

The Company’s NEOs are also eligible to participate in and contribute to the Company’s non-qualified Deferred Compensation Plan. The Deferred Compensation Plan permits participants to defer up to 75% of their annual base salary, service bonus and performance-based compensation, as well as up to 100% of their incentive compensation in any calendar year, subject to any administrative constraints as may be established by the QHCCS, LLC Retirement Committee, which administers the Deferred Compensation Plan. Participants’ accounts increase or decrease based on the hypothetical investment of the account balances in one or more investment funds, and are credited and debited in accordance with the actual financial performance of such funds. Participants elect the investment funds in which their accounts are hypothetically invested. Participants are entitled to receive distribution of their vested accounts generally upon a termination of employment (including by reason of disability or death). However, participants may elect to receive all or a portion of their accounts on a specified date or dates. Distributions generally will be made in a lump sum. Employees’ voluntary contributions to this plan are tax deferred, but are subject to the claims of the general creditors of the Company.

The table below shows the present value of accumulated benefits payable to each of the NEOs as of December 31, 2016, including the number of years of service credited to each such NEO. Under the Company’s SERP, the present value is determined by using discount rate and mortality rate assumptions consistent with those described in the SERP plan document.

This plan is a non-contributory non-qualified defined benefit plan that provides for the payment of benefits from the general funds of the Company. The plan generally provides that, when a participant retires after his or her normal retirement age (age 65), he or she will be entitled to receive a single lump-sum payment based on the actuarially-determined monthly income payment based on a monthly calculation of (i) the participant’s Annual Retirement Benefit, reduced by (ii) the participant’s monthly amount of Social Security old age and survivor disability insurance benefits payable to the participant commencing at his or her unreduced Social Security retirement age. For this purpose, the “Annual Retirement Benefit” means an amount equal to the sum of the participant’s compensation for the highest three (3) years out of the last five (5) full years of service preceding the participant’s termination of employment, divided by three (3), then multiplied by the lesser of (i) 60% or a (ii) percentage equal to 2% multiplied by the participant’s years of service.

		Number of	Present	Payments
		Years of	Value of	During
		Credited	Accumulated	Last Fiscal
	Plan	Service	Benefit	Year
Name	Name	(#) (1)	($)	($)

Thomas D. Miller	SERP	9.42	2,784,595	—
Michael J. Culotta	SERP	0.67	—	—
Martin D. Smith	SERP	8.00	1,434,271	—
James M. Hayes	SERP	0.67	—	—
Shaheed Koury, M.D.	SERP	0.67	—	—
(1)	The Named Executive Officers participating in the SERP receive one year and one month of credited service for each year and one month of actual service.

Non-qualified Deferred Compensation

The following table shows the contributions, earnings and account balances for the NEOs in the Deferred Compensation Plan. Participation in this plan is limited to a selected group of management or highly compensated employees of the Company. The participants may select their investment funds in the plan in which their accounts are deemed to be invested.

Distributions from the plan are in a lump sum payment as soon as administratively feasible, but no later than 60 days following the date on which the participant is entitled to receive the distribution. The election for the deferral may not be made less than 12 months prior to the date of the first scheduled payment. An election relating to the form of payment may be made as permitted under Section 409A of the IRC.

		Aggregate		Aggregate
	Executive	Earnings	Aggregate	Balance
	Contributions	(Losses) in	Withdrawals/	at Last
	in Last FY	Last FY	Distributions	FYE
Name	($) (1)	($) (2)	($)	($) (3) (4)

Thomas D. Miller	13,613	97,014	—	1,533,378
Michael J. Culotta	55,464	15,313	(31,195)	135,169
Martin D. Smith	—	2,315	—	41,755
James M. Hayes	—	2,797	—	29,480
Shaheed Koury, M.D.	61,988	8,667	—	109,170
(1)	Contributions from 2016 salary. These amounts are also included as compensation in the Summary Compensation Table.

(2)	Investment earnings (losses) for 2016.

(3)

Plan Balance as of December 31, 2016.  The following amounts were previously reported as compensation in QHC’s Summary Compensation Table for previous years:  Mr. Miller, $770,819 and Mr. Culotta $98,689.

(4)

The year-end balance for Mr. Miller included balances in the CHS/Community Health Systems, Inc. Deferred Compensation Plan of $1,355,701 and a balance from the CHS NQDCP (the former Triad Hospitals, Inc.  Non-qualified deferred compensation plan) of $177,677.  The year-end balance for Mr. Smith is the balance in the CHS NQDCP. The year-end balances for Mr. Culotta, Mr. Hayes and Dr. Koury are the balances in the CHS/Community Health Systems, Inc. Plan. Subsequent to year end, the balances for all NEOs were rolled over into the QHCCS Deferred Compensation Plan.

Potential Payments upon Termination or Change in Control

The table below sets forth potential payments and/or benefits that would be provided to our NEOs upon termination of employment or a change in control. These amounts are the incremental or enhanced amounts that an NEO would receive that are in excess of those benefits that the Company would generally provide to other employees under the same circumstances. These amounts are estimates only and are based on the assumption that the terminating event or a change in control, as applicable, occurred on December 31, 2016. The closing price of the Company’s common stock was $7.27 on December 30, 2016.

	Cash Severance	Acceleration of Options	Acceleration of Restricted Stock	Retirement Benefit - SERP	Health and Welfare Benefits	Outplacement Counseling and Related Benefits	Excise Tax Gross Up	Total
Named Executive Officer	($)	($)	($)	($)	($)	($)	($)	($)

Thomas D. Miller
Voluntary termination	—	—	—	—	—	—	—	—
Involuntary Termination	—	—	—	3,769,274	—	—	—	3,769,274
Change in Control of QHC	4,950,000	—	2,071,942	5,862,704	31,450	25,000	—	12,941,096
Michael J. Culotta
Voluntary termination	—	—	—	—	—	—	—	—
Involuntary Termination	—	—	—	—	—	—	—	—
Change in Control of QHC	—	—	587,053	—	—	—	—	587,053
Martin D. Smith
Voluntary termination	—	—	—	—	—	—	—	—
Involuntary Termination	—	—	—	—	—	—	—	—
Change in Control of QHC	3,786,084	—	617,942	5,632,993	56,537	25,000	4,135,311	14,253,867
James M. Hayes
Voluntary termination	—	—	—	—	—	—	—	—
Involuntary Termination	—	—	—	—	—	—	—	—
Change in Control of QHC	—	—	298,070	—	—	—	—	298,070
Shaheed Koury, M.D.
Voluntary termination	—	—	—	—	—	—	—	—
Involuntary Termination	—	—	—	—	—	—	—	—
Change in Control of QHC	—	—	210,220	—	—	—	—	210,220

Below is a discussion of the estimated payments and/or benefits under four events:

(1)

Voluntary Termination, which includes resignation and involuntary termination for cause, including the Company’s termination of the NEO’s employment for reasons such as violation of certain Company policies or for performance related issues, but does not include retirement.

(2)	Retirement, as defined in the various plans and agreements.

(3)	Involuntary Termination, which includes a termination other than for cause, but does not include a termination related to a change in control of the Company.

(4)

Change in Control of the Company, as defined in the CIC Agreements (for those executives with such agreements) previously described in the “Employment Contracts; Change in Control Severance Agreements” section of the Compensation Discussion and Analysis section.

Severance Benefits

The hypothetical benefit to be received by any executive of the Company for a particular event should not be combined with any other event, as an NEO could be compensated, if at all, for only one event.

Voluntary Termination.  No severance amounts are payable in the event of voluntary termination or an involuntary termination for cause.

Retirement.  No severance amounts are payable upon retirement.

Involuntary Termination.  No severance amounts are payable in the event of an involuntary termination.

Change in Control of QHC.  Pursuant to the CIC Agreements with Messrs. Miller and Smith, in the event of both a change in control of the Company and certain qualifying terminations of employment, the Covered Executives would receive three (3) times the sum of the base salary and the greater of (A) the highest incentive bonus earned during any of the three (3) fiscal years prior to the fiscal year in which the Covered Executive’s termination of employment occurs or, if greater, the three (3) fiscal years prior to the fiscal year in which a change in control occurs or (B) the target incentive bonus for the fiscal year in which the Covered Executive’s termination of employment occurs, assuming all performance objectives were met in full.

Equity-Incentive Plan Awards

Each NEO has outstanding long-term incentive awards granted under the Company’s equity-based plans. See the Grants of Plan-Based Awards and the Outstanding Equity Awards at Fiscal Year-End Tables above. In certain termination events or upon a change in control where outstanding awards are not assumed by the successor corporation or replaced with awards with a vesting schedule and performance objectives that are equally or more favorable than existing terms, there would be an acceleration of the vesting schedule of restricted stock.

Voluntary Termination.  If an NEO voluntarily terminates his employment, or the Company terminates his employment for cause, his unvested restricted stock and unvested performance-based restricted stock will be forfeited.

Retirement.  Upon retirement, unvested restricted stock and unvested performance-based restricted stock will be forfeited.

Involuntary Termination.  With respect to restricted stock and performance-based restricted stock, if an NEO’s employment is terminated as a result of his death or disability, all unvested restricted stock will fully vest. Additionally, if an NEO is terminated by the Company for any reason other than for cause, the restrictions on his unvested restricted stock will lapse on the later of (i) the first anniversary of the date of grant or (ii) the date of termination of employment. With respect to performance-based restricted stock, if an NEO is terminated by the Company for any reason other than for cause, then the restricted period will not end and the award will continue until such time as the Compensation Committee certifies the extent to which the performance objectives have been attained, and if attained, the restricted period as to the award will lapse. If the performance objectives are not attained, the award will lapse in its entirety. The value of unvested restricted stock that would become fully vested for each of the NEOs is presented in the above table.

Change in Control of the Company.  The value of unvested restricted stock that would become fully vested for each of the Covered Executives is presented in the above table (such acceleration would occur irrespective of whether there is any employment termination in connection therewith).

Other Benefits

In the event of both a change in control of the Company and the occurrence of certain qualifying terminations of employment, the Company provides the continuation of certain health and welfare benefits with values based on the current employer contributions each Covered Executive would have been entitled to receive as prior to the change in control for a term of 36 months. Also, in the event of a change in control, the Company provides reimbursement of up to $25,000 for outplacement counseling and related benefits to each of the Covered Executives.

Excise Tax Gross-Up

In the event of a hypothetical change in control of the Company, the value of the “gross-up” payments to offset any excise tax imposed by Section 4999 of the IRC for each of Messrs. Miller and Smith is presented in the above table. The “gross up” provision is contained in the CIC Agreements, as assumed by us from CHS in connection with the Spin-off. We assumed no other CIC agreements from CHS, and no employment agreements entered into by us since the Spin-off contain any tax “gross-up” provisions.

Non-Employee Director Compensation

Our Board has approved a compensation program for non-management directors, which consists of both cash and equity-based compensation. The Board compensation is typically reviewed annually by the Compensation Committee’s independent executive compensation consultant, Mercer Human Resources Consulting, and the Governance and Nominating Committee, and adjusted if needed, on the same cycle as is our executive compensation.

Non-employee director compensation in 2016 consisted of an annual cash retainer of $90,000 and an annual equity award of 10,000 shares of restricted stock.  These restricted stock awards fully vest on the first anniversary of the grant date. Under the 2016 non-employee director compensation program, we also paid annual cash retainer for serving as Board Chairman of $75,000, an annual cash fee for serving as chair of the Audit Committee of $20,000, an annual cash fee for serving as chair of the Compensation Committee of $15,000, and an annual cash fee for serving as chair of the Governance and Nominating Committee of $10,000. No separate meeting attendance fees are paid to the directors. All directors are reimbursed for their out-of-pocket expenses arising from attendance at meetings of the Board and its committees.

Beginning January 1, 2017, a non-management director may elect to defer some or all of their cash compensation for the upcoming year into a cash account or stock unit account pursuant to the Company’s Director’s Fees Deferral Plan. When making a deferral election, a non-management director may elect to receive payment for the deferred amounts in a lump sum or in installments beginning either upon his or her separation from service with the Company or the attainment of an age specified by the non-management director.

Management directors do not receive any additional compensation for their service on the Board. The following table summarizes the aggregate fees earned or paid and the value of equity-based awards earned by our non-management directors in 2016:

		Restricted
	Fees Earned	Stock
	or Paid in	Awards	Total
Name	Cash	($) (1)	Compensation

William M. Gracey	165,000	127,700	292,700
James T. Breedlove	100,000	127,700	227,700
Adam Feinstein	110,000	127,700	237,700
Joseph A. Hastings, D.M.D.	90,000	127,700	217,700
William S. Hussey	90,000	127,700	217,700
Barbara R. Paul, M.D.	90,000	127,700	217,700
R. Lawrence Van Horn, Ph.D.	105,000	127,700	232,700
(1)

This amount reflects the grant date fair value of director compensation earned in the form of shares of restricted stock awards. This grant is based on the portion of his or her annual compensation that is allocated to equity. For 2016, this value based award amount was for 10,000 shares of restricted stock granted on May 3, 2016 ($12.77 per share). The grant date fair value was computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). As of December 31, 2016, each non-management director had 10,000 shares restricted stock outstanding for a total of 70,000 shares of restricted stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 31, 2017, except as otherwise footnoted, with respect to ownership of our common stock by:

•	each person known by us to be a beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each executive officer named in the summary compensation table; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of our common stock beneficially owned by them, except to the extent such power may be shared with a spouse.

	Shares Beneficially
	Owned (1)
Name	Number		Percent

5% Stockholders:
Blackrock, Inc.	3,410,560	(2)	11.3%
Greenlight Capital Inc.	2,501,800	(3)	8.3%
North Tide Capital, LLC	2,500,000	(4)	8.3%
Kohlberg Kravis Roberts & Co.	1,663,181	(5)	5.5%
Davidson Kempner Capital Management LP	1,501,030	(6)	5.0%
Directors:
Thomas D. Miller	651,931	(7)	2.2%
William M. Gracey	20,000	(8)	*
Adam Feinstein	10,000	(9)	*
James T. Breedlove	30,000	(10)	*
Joseph A. Hastings, D.M.D.	10,475	(11)	*
William S. Hussey	55,309	(12)	*
Barbara R. Paul, M.D.	13,727	(13)	*
R. Lawrence Van Horn	10,000	(14)	*
Other Named Executive Officers:
Michael J. Culotta	239,223	(15)	*
Martin D. Smith	156,275	(16)	*
James Matthew Hayes	86,174	(17)	*
Shaheed Koury, M.D.	72,385	(18)	*
Directors and Executive Officers as a Group (13 persons)	1,420,746	(19)	4.7%
(1)

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of our common stock when such person or persons have the right to acquire them within sixty (60) days after March 31, 2017. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares which such person or persons have the right to acquire within sixty (60) days after March 31, 2017 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  No QHC options are currently outstanding.

(2)

Shares beneficially owned are based on Schedule 13G filed with the SEC on January 17, 2017, by BlackRock, Inc. (“BlackRock”). BlackRock has sole voting power with respect to 3,368,197 shares of our common stock and sole dispositive power with respect to 3,410,560 shares of our common stock. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(3)

Shares beneficially owned are based on Schedule 13G filed with the SEC on February 14, 2017, by Greenlight Capital, Inc., DME Capital Management, LP, DME Advisors GP, LLC, and David Einhorn (collectively, “Greenlight”). The shares of common stock beneficially owned by Greenlight reflect the following: (i) Greenlight Capital, Inc. has shared voting and shared dispositive power with respect to 1,697,950 shares; (ii) DME Capital Management, LP and DME Advisors GP, LLC have shared voting and share dispositive power with respect to 803,850 shares; and (iii) David Einhorn has shared voting and shared dispositive power with respect to 2,501,800 shares.  The address of Greenlight Capital, Inc. is 140 East 45th Street, 24th Floor, New York, NY 10017.

(4)

Shares beneficially owned are based on Schedule 13G filed with the SEC on February 14, 2017, by North Tide Capital Master, LP, North Tide Capital, LLC and Conan Laughlin (collectively, the “North Tide Parties”). The shares of common stock beneficially owned by the North Tide Parties reflect the following: (i) North Tide Capital Master, LP has shared voting and shared dispositive power with respect to 2,080,000 shares; and (ii) North Tide Capital, LLC and Conan Laughlin have shared voting power and shared dispositive power with respect to 2,500,000 shares.  The address of North Tide Capital, LLC is 500 Boylston Street, Suite 1860, Boston, MA 02116.

(5)

Shares beneficially owned are based on Schedule 13D filed with the SEC on March 30, 2017 by KKR Credit Advisors (US) LLC, Kohlberg Kravis Roberts & Co. L.P., KKR Management Holdings L.P., KKR Management Holdings Corp., KKR Fund Holdings L.P., KKR Fund Holdings GP Limited, KKR Group Holdings L.P., KKR Group Limited, KKR & Co. L.P. and KKR Management LLC (collectively, the “KKR Entities”) and Henry R. Kravis and George R. Roberts. Each of the KKR Entities has sole voting and sole dispositive power with respect to 1,663,181 shares. Mr. Kravis and Mr. Roberts have shared voting and shared dispositive power with respect to 1,663,181 shares. The address of Kohlberg Kravis Roberts & Co. L.P., KKR Management Holdings L.P., KKR Management Holdings Corp., KKR Fund Holdings L.P., KKR Fund Holdings GP Limited, KKR Group Holdings L.P., KKR Group Limited, KKR & Co. L.P., KKR Management LLC and Mr. Kravis is 9 West 57th Street, Suite 4200, New York, NY 10019. The address of Mr. Roberts is 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025. The address of KKR Credit Advisors (US) LLC is 555 California Street, 50th Floor, San Francisco, CA 94104.

(6)

Shares beneficially owned are based on Schedule 13G filed with the SEC on January 9, 2017, by Davidson Kempner Capital Management, LP, M. H. Davidson & Co, Davidson Kempner Partners, Davidson Kempner Institutional Partners, L.P., Davidson Kempner International, Ltd., Davidson Kempner Distressed Opportunities Fund LP, Davidson Kempner Distressed Opportunities International Ltd., Thomas L. Kempner Jr., Anthony A. Yoseloff, Conor Bastable and Avram Z. Friedman (collectively, the “Kempner Parties”).  The shares of common stock beneficially owned by the Kempner Parties reflect the following:  (i) M. H. Davidson & Co. has shared voting and shared dispositive power with respect to 15,715 shares; (ii) Davidson Kempner Partners has shared voting and shared dispositive power with respect to 86,509 shares; (iii) Davidson Kempner Institutional Partners, L.P. has shared voting and shared dispositive power with respect to 186,855 shares; (iv) Davidson Kempner International, Ltd. has shared voting and shared dispositive power with respect to 199,381 shares; (v) Davidson Kempner Distressed Opportunities Fund LP has shared voting and shared dispositive power with respect to 426,992 shares; (vi) Davidson Kempner Distressed Opportunities International Ltd. has shared voting and shared dispositive power with respect to 669,457 shares; and (vii) Davidson Kempner Capital Management LP, Thomas I. Kempner, Jr., Anthony A. Yoseloff, Conor Bastable and Avram Z. Friedman have shared voting and shared dispositive power with respect to 1,584,999 shares.  The address of Davidson Kempner Capital Management LP is 520, Madison Avenue, 30th Floor, New York, NY 10022.

(7)	Includes 528,195 shares subject to restricted stock awards.

(8)	Includes 10,000 shares subject to restricted stock awards.

(9)	Includes 10,000 shares subject to restricted stock awards.

(10)	Includes 10,000 shares subject to restricted stock awards.

(11)	Includes 10,000 shares subject to restricted stock awards.

(12)	Includes 1,500 shares held in a trust of which William S. Hussey is the Trustee, and 10,000 shares subject to restricted stock awards.

(13)	Includes 10,000 shares subject to restricted stock awards.

(14)	Includes 10,000 shares subject to restricted stock awards.

(15)	Includes 154,833 shares subject to restricted stock awards.

(16)	Includes 128,195 shares subject to restricted stock awards.

(17)	Includes 74,333 shares subject to restricted stock awards.

(18)	Includes 53,222 shares subject to restricted stock awards.

(19)	Includes 1,064,111 shares subject to restricted stock awards.

*	Less than 1%.

Equity Compensation Plan Information

The following table includes information with respect to our equity compensation plans (and any individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees) as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Available for future issuance under equity compensation plans (excluding securities reflected in column (a) ) (2)

Equity Compensation plans approved by security holders (1)	—	$—	2,937,491
Equity Compensation plans not approved by security holders	—	—	—
Total	—	$—	2,937,491
(1)	For information concerning our equity compensation plans, see Note 16 — Stock-based Compensation in the accompanying financial statements.

(2)

Represents shares of our common stock that may be issued pursuant to non-qualified stock options incentive stock options, stock appreciation rights, restricted stock, performance units, performance-based shares and other share awards under the Stock Award Plan, of 2,937,491 shares.  The number of shares shown does not reflect grants made subsequent to December 31, 2016.  Awards granted in the form of restricted stock (including restricted stock units), performance awards (including shares issued in respect to performance awards) and other awards that are granted in the Stock Award Plan, as “full-value awards” reduce the number of shares available for grant under the Stock Award Plan by 1.5 shares for each share subject to such an award.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Procedures for Approval of Related Person Transactions

The Company applies the following policy and procedure with respect to related person transactions. All such transactions are first referred to our General Counsel to determine if they are within the scope of the Company’s written related party transactions policy. Under the Company’s policy, “related person transaction” means those transactions, arrangements or relationships involving the Company and any of its subsidiaries, on the one hand, and any “related person,” on the other hand, excluding any exempted transactions (as described below). Under this policy, a “related person” is defined to mean any person who is a director (or nominee) or an executive officer, any immediate family member of any of the foregoing persons, any person who is a beneficial owner of 5% or more of our common stock (our only class of voting securities) or any immediate family member of such owner, or any entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which any of the foregoing persons has a 5% or more beneficial ownership interest. The Company’s policy exempts related person transactions if it is determined by our General Counsel that the direct or indirect interest a related person had, has or will have in the transaction is not material or that such transaction is not otherwise required to be disclosed pursuant to Item 404(a) of Regulation S-K. If any such transaction is within the scope of the Company’s related party transactions policy, the transaction must be reviewed by the Audit and Compliance Committee to consider and determine whether, among other factors, the benefits of the relationship outweigh the potential conflicts inherent in such relationships and whether the transaction is otherwise in compliance with the Company’s Code of Conduct and other policies, including for example, the independence standards of the Governance Guidelines of the Board. Related person transactions are reviewed not less frequently than annually if they are to continue beyond the year in which the transaction is initiated.

There were no loans outstanding during 2016 from the Company to any of its directors, nominees for director, executive officers, or any beneficial owner of 5% or more of our equity securities, or any family member of any of the foregoing.

Information set forth under “Item 1.  Business — Agreements with CHS Related to the Spin-off” in this Annual Report on Form 10-K is herein incorporated by reference.

Director Independence

Under NYSE rules, a majority of our directors must be “independent”. In addition, the Governance Guidelines of the Board include independence standards established by our Board as follows to assist it in determining independence in accordance with such rules for those directors who are not also members of management. To determine whether our directors and director nominees are independent, the Board evaluates any relationships of our directors and director nominees with the Company and the members of the Company’s management, against the independence standards set forth in our Governance Guidelines and the applicable rules of the NYSE and SEC. In making its independence determinations, the Board broadly considers all relevant facts and circumstances, including the responses of directors and director nominees to a questionnaire that solicited information about their relationships. The Board also considers any relationships between the Company and other organizations on which our directors serve as directors or with respect to which such directors are otherwise affiliated.

Specifically, the Governance Guidelines of the Board define “independent directors” as those who:

•

have not been an employee of the Company, nor have an immediate family member who is or has been an executive officer (within the meaning of “officer” in Rule 16a-1(f) under the Securities Exchange Act of 1934);

•

have not been the recipient of, nor have an immediate family member who has been the recipient of, more than $120,000 in direct compensation from the Company, excluding director and committee fees and pension or other deferred compensation for prior services, during any twelve-month period within the last three years;

•

have not been the recipient of, nor have an immediate family member who was the recipient of, more than $120,000 in direct or indirect compensation in any form from the Company, excluding director and committee fees, compensation paid to an immediate family member who is a non-executive employee of the Company, benefits under a tax-qualified retirement plan and non-discretionary compensation, during any twelve-month period within the last three years;

•

(a) have not been a partner of nor have an immediate family member who is a current partner of a firm that is the Company’s current internal or external auditor; (b) have not been an employee of a firm that is the Company’s current internal or external auditor; (c) have no immediate family member who is a current employee of a firm that is the Company’s internal or external auditor and who personally works on the Company’s audit; or (d) have not been or had an immediate family member who was, within the last three years, a partner or employee of the firm that is the Company’s internal or external auditor and personally worked on the Company’s audit within that time;

•

have not been part of an interlocking directorate within the last three years; for the purpose of evaluating an interlocking directorate, the employment of the director’s immediate family members shall also be evaluated;

•

have not been an employee, nor have an immediate family member who is an executive officer, of another company that has made payments to, or received payments from, the Company for property or services in an amount which exceeds the greater of (i) $1 million or (ii) 2% of the other company’s consolidated gross revenues, in any of the last three fiscal years; and

•

Are not nor have an immediate family member who is a partner (other than a limited partner), a controlling shareholder or an executive officer of any entity or organization (including law firms and charitable entities) that has made payments to, or received payments from, the Company for property or services (other than payments which arose solely from investments in the securities of the Company and payments under non-discretionary charitable contribution matching programs) in an amount which exceeds the greater of (i) $200,000 or (ii) 5% of the recipient’s consolidated gross revenues for that year, in the current year or any of the last three fiscal years.

The Board has determined that five (5) of our non-management directors satisfied all of the independence standards set forth in the Governance Guidelines (including the specific standards applicable to members of our Audit and Compliance Committee and Compensation Committee) and did not otherwise have a material relationship with the Company (either directly or as an officer, employee, shareholder or partner of an organization that has a relationship with the Company). After such evaluations, our Board has affirmatively determined that William M. Gracey, James T. Breedlove, Adam Feinstein, Joseph A. Hastings, D.M.D. and R. Lawrence Van Horn, Ph.D. are independent under the Governance Guidelines and the applicable rules of the NYSE and the SEC.

Item 14.	Principal Accounting Fees and Services

Fees billed by Deloitte & Touche LLP for the fiscal year ended December 31, 2016 related to the Company’s audit services, audit-related services, tax services and other services, including in connection with the Spin-off, were approved by the Audit and Compliance Committee of Company and paid by Company.

The following table provides a summary of the aggregate fees billed to us by Deloitte & Touche LLP (in thousands):

Year Ended
December 31, 2016

Audit fees (1)	$2,720
Audit-related fees (2)	15
Tax fees (3)	—
Other fees (4)	325
Total	$3,060

(1)

Audit fees include (a) the audit of the Company’s financial statements and (b) the reviews of the Company’s unaudited condensed interim financial statements (quarterly financial statements).  In 2016, audit fees include work related to the Spin-off from CHS.

(2)	Audit-related fees include regulatory compliance services that are reasonably related to the performance of the audit or review of the financial statements.

(3)	Tax fees include professional services in connection with tax compliance and advice.

(4)	All other fees include all other fees for services performed by Deloitte & Touche LLP, including advisory projects.

The Audit and Compliance Committee considered the nature of the services provided by the independent registered public accounting firm, and determined that such services were compatible with the provision of independent audit services. The Audit and Compliance Committee discussed these services with the independent registered public accounting firm and Company management to determine that they were permitted under all applicable legal requirements concerning auditor independence, including the rules and regulations promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the rules and regulations of the American Institute of Certified Public Accountants.

Pre-Approval of Audit and Non-Audit Services

The Audit and Compliance Committee is directly responsible for the appointment, compensation, retention and oversight of the Company’s independent registered public accounting firm retained to perform audit services to be performed by our independent registered public accounting firm. One hundred percent of all audit and non-audit services performed by the independent registered public accounting firm during 2016 were pre-approved by the Audit and Compliance Committee prior to the commencement of such services. The Company’s policy does not permit the retroactive approval for “de minimus non-audit services”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	Index to Consolidated and Combined Financial Statements, Financial Statement Schedules and Exhibits
(1)	Consolidated and Combined Financial Statements

The consolidated financial statements required to be included in “Item 8.  Financial Statements and Supplementary Data” begin on page F-1 and are submitted as a separate section of this report.

(2)	Consolidated and Combined Financial Statement Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements section of this report, which begins on page F-1.

(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits and incorporated by reference herein.

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUORUM HEALTH CORPORATION (Registrant)

By:	/s/ Thomas D. Miller
Thomas D. Miller
President, Chief Executive Officer
and Director
(principal executive officer)

By:	/s/ Michael J. Culotta
Michael J. Culotta
Executive Vice President
and Chief Financial Officer
(principal financial officer and principal accounting officer)

By:	/s/ Stanley E. Hunt
Stanley E. Hunt
Senior Vice President and Corporate Controller

Date:  April 12, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date

/s/ William M. Gracey William M. Gracey	Chairman of the Board of Directors	April 12. 2017
/s/ Thomas D. Miller Thomas D. Miller	President, Chief Executive Officer and Director (principal executive officer)	April 12. 2017
/s/ Michael J. Culotta Michael J. Culotta	Executive Vice-President and Chief Financial Officer (principal financial officer and principal accounting officer)	April 12. 2017
/s/ James T. Breedlove James T. Breedlove	Director	April 12. 2017
/s/ Adam Feinstein Adam Feinstein	Director	April 12. 2017
/s/ Joseph A. Hastings, D.M.D. Joseph A. Hastings, D.M.D.	Director	April 12. 2017
/s/ William S. Hussey William S. Hussey	Director	April 12. 2017
/s/ Barbara R. Paul, M.D. Barbara R. Paul, M.D.	Director	April 12. 2017
/s/ R. Lawrence Van Horn, Ph.D. R. Lawrence Van Horn, Ph.D.	Director	April 12. 2017

Index to Exhibits

No.	Description

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

2.4

Amendment to the Employee Matters Agreement, effective as of April 29, 2016, by and between Community Health Systems, Inc. and Quorum Health Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 10-Q filed with the SEC on November 11, 2016) (File No. 001-37550).

2.5

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

2.12

Short-Term Transition Services Agreement, dated as of April 29, 2016, by and between CHSPSC, LLC and QHCCS, LLC (incorporated by reference to Exhibit 2.11 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

3.1

Amended and Restated Certificate of Incorporation of Quorum Health Corporation (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 29, 2016) (File No. 333-210993).

3.2

Amended and Restated Bylaws of Quorum Health Corporation (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 29, 2016) (File No. 333-210993).

No.	Description

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

4.3*	Supplemental Indenture, dated as of December 28, 2016, by and among Quorum Health Corporation, the guarantor party thereto and Regions Bank, as trustee.

4.4

Registration Rights Agreement, dated as of April 22, 2016, by and between Quorum Health Corporation and Credit Suisse Securities (USA) LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2016) (File No. 001-37550).

4.5

Registration Rights Agreement Joinder, dated as of April 29, 2016, by and between the guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

4.6*	Registration Rights Agreement Joinder, dated as of December 28, 2016, by and between the guarantor party thereto and Credit Suisse Securities (USA) LLC, as representative of the initial purchasers.

4.7	Form of 11.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2016) (File No. 001-37550).

10.1

Credit Agreement, dated as of April 29, 2016, by and among Quorum Health Corporation, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

10.2*

Amendment No. 1, dated as of April 11, 2017, to the Credit Agreement, dated as of April 29, 2016, among Quorum Health Corporation, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent.

10.3

ABL Credit Agreement, dated as of April 29, 2016, by and among Quorum Health Corporation, the lenders party thereto and UBS AG, Stamford Branch, as Administrative Agent, Collateral Agent and Swingline Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

10.4*

Amendment No. 1, dated as of April 11, 2017, to the ABL Credit Agreement, dated as of April 29, 2016, by and among Quorum Health Corporation, the lenders party thereto and UBS AG, Stamford Branch, as Administrative Agent, Collateral Agent and Swingline Lender.

10.5†	Quorum Health Corporation 2016 Stock Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

10.6†

Quorum Health Corporation Director’s Fees Deferral Plan, effective as of September 16, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 20, 2016) (File No. 333-213717).

10.7†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2016) (File No. 001-37550).

10.8†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2016) (File No. 001-37550).

10.9†

Form of Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2016) (File No. 001-37550).

No.	Description

10.10†

Quorum Health Corporation 2016 Employee Performance Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

10.11†

Quorum Health Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

10.12†

Change in Control Severance Agreement, dated December 31, 2008, by and among Community Health Systems, Inc., CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation) and Thomas D. Miller (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed with the SEC on November 20, 2015) (File No. 001-37550).

10.13†

Change in Control Severance Agreement, dated December 31, 2008, by and among Community Health Systems, Inc., CHSPSC, LLC (formerly Community Health Systems Professional Services Corporation) and Martin D. Smith (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed with the SEC on November 20, 2015) (File No. 001-37550).

10.14†

Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

10.15†

Quorum Health Corporation Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-Q filed with the SEC on August 10, 2016) (File No. 001-37550).

10.16†

QHCCS, LLC Nonqualified Deferred Compensation Plan, effective as of September 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2016) (File No. 001-37550).

10.17†

QHCCS, LLC Nonqualified Deferred Compensation Plan Adoption Agreement, executed as of August 18, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2016) (File No. 001-37550).

10.18†

Quorum Health Corporation Director’s Fees Deferral Plan, effective as of September 16, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 20, 2016) (File No. 333-213717).

12.1*	Ratio of Earnings to Fixed Charges

21.1*	List of Subsidiaries of Quorum Health Corporation.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No.	Description

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensation plan or arrangement.

QUORUM HEALTH CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Quorum Health Corporation
Brentwood, TN 37027

We have audited the accompanying consolidated and combined balance sheets of Quorum Health Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated and combined statements of income (loss), comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Quorum Health Corporation and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Nashville, TN

April 12, 2017

QUORUM HEALTH CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Earnings per Share and Shares)

	Year Ended December 31,
	2016	2015	2014

Operating revenues, net of contractual allowances and discounts	$2,419,053	$2,445,858	$2,410,002
Provision for bad debts	280,586	258,520	264,502
Net operating revenues	2,138,467	2,187,338	2,145,500
Operating costs and expenses:
Salaries and benefits	1,057,119	1,016,696	1,012,618
Supplies	258,639	249,792	244,590
Other operating expenses	645,802	634,233	619,808
Depreciation and amortization	117,288	128,001	127,593
Rent	49,883	48,729	48,319
Electronic health records incentives earned	(11,482)	(25,779)	(44,660)
Legal, professional and settlement costs	7,342	—	30,374
Impairment of long-lived assets and goodwill	291,870	13,000	1,000
Loss on sale of hospitals, net	2,150	—	—
Transaction costs related to the Spin-off	5,488	16,337	—
Total operating costs and expenses	2,424,099	2,081,009	2,039,642
Income (loss) from operations	(285,632)	106,329	105,858
Interest expense, net	113,440	98,290	92,926
Income (loss) before income taxes	(399,072)	8,039	12,932
Provision for (benefit from) income taxes	(53,875)	3,304	5,579
Net income (loss)	(345,197)	4,735	7,353
Less: Net income (loss) attributable to noncontrolling interests	2,491	3,398	(448)
Net income (loss) attributable to Quorum Health Corporation	$(347,688)	$1,337	$7,801

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(12.24)	$0.05	$0.27
Weighted-average shares outstanding:
Basic and diluted	28,413,247	28,412,054	28,412,054

See accompanying notes

QUORUM HEALTH CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Year Ended December 31,
	2016	2015	2014

Net income (loss)	$(345,197)	$4,735	$7,353
Amortization and recognition of unrecognized pension cost components, net of income taxes	(2,760)	—	—
Comprehensive income (loss)	(347,957)	4,735	7,353
Less: Comprehensive income (loss) attributable to noncontrolling interests	2,491	3,398	(448)
Comprehensive income (loss) attributable to Quorum Health Corporation	$(350,448)	$1,337	$7,801

See accompanying notes

QUORUM HEALTH CORPORATION

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In Thousands, Except Par Value per Share and Shares)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$25,455	$1,106
Patient accounts receivable, net of allowance for doubtful accounts of $360,796 and $346,507 at December 31, 2016 and 2015, respectively	380,685	390,890
Inventories	58,124	60,542
Prepaid expenses	23,028	16,030
Due from third-party payors	116,235	110,806
Current assets of hospitals held for sale	1,502	—
Other current assets	57,942	59,011
Total current assets	662,971	638,385
Property and equipment, at cost	1,519,975	1,603,653
Less: Accumulated depreciation and amortization	(786,075)	(723,404)
Total property and equipment, net	733,900	880,249
Goodwill	416,833	541,704
Intangible assets, net	84,982	129,250
Long-term assets of hospitals held for sale	6,851	—
Other long-term assets	88,833	105,268
Total assets	$1,994,370	$2,294,856
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$5,683	$7,915
Accounts payable	169,684	138,483
Accrued liabilities:
Accrued salaries and benefits	98,803	82,620
Accrued interest	19,915	—
Due to third-party payors	42,537	30,103
Current liabilities of hospitals held for sale	492	—
Other current liabilities	53,268	45,255
Total current liabilities	390,382	304,376
Long-term debt	1,241,142	15,500
Due to Parent, net	—	1,800,908
Deferred income tax liabilities, net	31,474	41,030
Other long-term liabilities	108,996	108,141
Total liabilities	1,771,994	2,269,955
Redeemable noncontrolling interests	6,807	8,958
Commitments and Contingencies (Note 19)
Equity:
Quorum Health Corporation stockholders' equity:
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, none issued at December 31, 2016	—	—
Common stock, $0.0001 par value per share, 300,000,000 shares authorized; 29,482,050 shares issued and outstanding at December 31, 2016	3	—
Additional paid-in capital	537,911	—
Accumulated other comprehensive loss	(2,760)	—
Accumulated deficit	(334,026)	—
Total Quorum Health Corporation stockholders' equity	201,128	—
Parent's equity	—	3,184
Nonredeemable noncontrolling interests	14,441	12,759
Total equity	215,569	15,943
Total liabilities and equity	$1,994,370	$2,294,856

See accompanying notes

QUORUM HEALTH CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(In Thousands, Except Shares)

		Quorum Health Corporation Stockholders' Equity
					Accumulated
	Redeemable			Additional	Other			Nonredeemable
	Noncontrolling	Common Stock		Paid-in	Comprehensive	Accumulated	Parent's	Noncontrolling	Total
	Interests	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity

Balance at December 31, 2013	$3,131	—	$—	$—	$—	$—	$2,662	$4,518	$7,180
Comprehensive income (loss)	(1,175)	—	—	—	—	—	7,801	727	8,528
Transfers to Parent (prior to the Spin-off)	—	—	—	—	—	—	(7,801)	—	(7,801)
Cash distributions to noncontrolling investors	(381)	—	—	—	—	—	—	(1,108)	(1,108)
Reclassifications of noncontrolling interests	(672)	—	—	—	—	—	—	672	672
Adjustments to redemption values of redeemable noncontrolling interests investments	(447)	—	—	—	—	—	447	—	447
Noncontrolling interest in acquired entity	1,906	—	—	—	—	—	—	—	—
Balance at December 31, 2014	2,362	—	—	—	—	—	3,109	4,809	7,918
Comprehensive income (loss)	(170)	—	—	—	—	—	1,337	3,568	4,905
Transfers to Parent (prior to the Spin-off)	—	—	—	—	—	—	(1,337)	—	(1,337)
Cash distributions to noncontrolling investors	(499)	—	—	—	—	—	—	(1,124)	(1,124)
Purchases of shares from noncontrolling investors	(543)	—	—	—	—	—	217	(85)	132
Redemption of shares from noncontrolling interests	5,955	—	—	—	—	—	—	5,586	5,586
Reclassifications of noncontrolling interests	(5)	—	—	—	—	—	—	5	5
Adjustments to redemption values of redeemable noncontrolling interests investments	142	—	—	—	—	—	(142)	—	(142)
Noncontrolling interest in acquired entity	1,716	—	—	—	—	—	—	—	—
Balance at December 31, 2015	8,958	—	—	—	—	—	3,184	12,759	15,943
Comprehensive income (loss)	(1,064)	—	—	—	(2,760)	(334,026)	(13,662)	3,555	(346,893)
Transfers to Parent (prior to the Spin-off)	—	—	—	—	—	—	13,662	—	13,662
Change in equity related to the Spin-off	—	28,412,054	3	530,559	—	—	(3,137)	—	527,425
Stock-based compensation expense	—	1,072,987	—	7,441	—	—	—	—	7,441
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(2,991)	—	(13)	—	—	—	—	(13)
Cash distributions to noncontrolling investors	(386)	—	—	—	—	—	—	(2,464)	(2,464)
Purchases of shares from noncontrolling investors	(102)	—	—	—	—	—	19	(18)	1
Reclassifications of noncontrolling interests	(609)	—	—	—	—	—	—	609	609
Adjustments to redemption values of redeemable noncontrolling interests investments	142	—	—	(76)	—	—	(66)	—	(142)
Noncontrolling interest in acquired entity	(132)	—	—	—	—	—	—	—	—
Balance at December 31, 2016	$6,807	29,482,050	$3	$537,911	$(2,760)	$(334,026)	$—	$14,441	$215,569

See accompanying notes

QUORUM HEALTH CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net income (loss)	$(345,197)	$4,735	$7,353
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	117,288	128,001	127,593
Non-cash interest expense	2,496	—	—
Provision for (benefit from) deferred income taxes	(56,339)	2,542	5,007
Stock-based compensation expense	7,441	—	—
Impairment of long-lived assets and goodwill	291,870	13,000	1,000
Loss on sale of hospitals, net	2,150	—	—
Changes in reserves for self-insurance claims, net of payments	27,994	—	—
Changes in reserves for legal, professional and settlement costs, net of payments	3,651	—	—
Other non-cash expense (income), net	(575)	380	495
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Patient accounts receivable, net	10,205	(16,639)	(38,744)
Due from and due to third-party payors, net	7,005	(18,198)	(47,626)
Inventories, prepaid expenses and other current assets	1,457	8,000	(7,194)
Accounts payable and accrued liabilities	20,760	(78,944)	3,422
Long-term assets and liabilities, net	(9,120)	12	(8,262)
Net cash provided by operating activities	81,086	42,889	43,044

Cash flows from investing activities:
Capital expenditures for property and equipment	(79,920)	(59,455)	(69,066)
Capital expenditures for software	(7,269)	(8,845)	(61,054)
Acquisitions, net of cash acquired	(785)	(8,019)	(141,994)
Proceeds from the sale of hospitals	13,746	—	—
Proceeds from asset sales	1,082	3,114	258
Other investing activities	—	(5,387)	(242)
Net cash used in investing activities	(73,146)	(78,592)	(272,098)

Cash flows from financing activities:
Borrowings of long-term debt	1,256,281	372	110
Repayments of long-term debt	(15,222)	(1,563)	(1,631)
Increase in Due to Parent, net	24,796	262,775	111,686
Increase (decrease) in receivables facility, net	—	(224,774)	122,064
Payments of debt issuance costs	(29,146)	—	—
Cash paid to Parent related to the Spin-off	(1,217,336)	—	—
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	(13)	—	—
Cash distributions to noncontrolling investors	(2,850)	(1,623)	(1,489)
Purchases of shares from noncontrolling investors	(101)	(937)	—
Net cash provided by financing activities	16,409	34,250	230,740

Net change in cash and cash equivalents	24,349	(1,453)	1,686
Cash and cash equivalents at beginning of period	1,106	2,559	873
Cash and cash equivalents at end of period	$25,455	$1,106	$2,559

Supplemental cash flow information:
Interest payments, net	$90,909	$98,290	$92,926
Income tax payments, net of refunds (after the Spin-off)	—	—	—
Non-cash purchases of property and equipment under capital lease obligations	6,579	15,488	2,407

See accompanying notes

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF THE BUSINESS AND THE SPIN-OFF

Description of the Business

The principal business of Quorum Health Corporation, a Delaware corporation, and its subsidiaries (collectively, “QHC” or the “Company”) is to provide hospital and outpatient healthcare services in its markets across the United States.  As of December 31, 2016, the Company owned or leased 36 hospitals in rural and mid-sized markets, consisting of 27 wholly-owned hospitals, four majority-owned hospitals and five leased hospitals, which are located in 16 states and have a total of 3,459 licensed beds.  The Company provides outpatient healthcare services through its hospitals and affiliated facilities, including urgent care centers, diagnostic and imaging centers, physician clinics and surgery centers. The Company’s wholly-owned subsidiary, Quorum Health Resources, LLC (“QHR”), provides management advisory and consulting services to non-affiliated hospitals located throughout the United States.  Over 95% of the Company’s net operating revenues for each of the years ended December 31, 2016, 2015 and 2014 are attributable to its hospital operations business.

Description of the Spin-off

On April 29, 2016, Community Health Systems, Inc. (“CHS”, or “Parent” when referring to the carve-out period prior to April 29, 2016) completed the spin-off of 38 hospitals, including their affiliated facilities, and QHR to form Quorum Health Corporation through the distribution of 100% of the common stock of QHC, issued at a par value of $0.0001 per share, to CHS stockholders of record as of the close of business on April 22, 2016 (the “Record Date”) and cash proceeds to CHS of $1.2 billion (the “Spin-off”).  Each CHS stockholder received a distribution of one share of QHC common stock for every four shares of CHS common stock held as of the Record Date plus cash in lieu of fractional shares. Quorum Health Corporation began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “QHC” on May 2, 2016.

In connection with the Spin-off, QHC issued $400 million in aggregate principal amount of 11.625% Senior Notes due 2023 (the “Senior Notes”) on April 22, 2016, pursuant to an indenture (the “Indenture”) by and between the Company and Regions Bank, as Trustee.  The Senior Notes were issued at a discount of $6.9 million, or 1.734%.  The gross offering proceeds of the Senior Notes were deposited into a segregated escrow account at the closing of the offering on April 22, 2016.  On April 29, 2016, the Company entered into a credit agreement (the “Senior Credit Facility”) consisting of an $880 million senior secured term loan facility (the “Term Loan Facility”), which was issued at 98% of par value, or a discount of $17.6 million, and a $100 million senior secured revolving credit facility (the “Revolving Credit Facility”).  In addition, the Company entered into a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”) on April 29, 2016.  The net offering proceeds of the Senior Notes were released to QHC from the escrow account on April 29, 2016.  The net offering proceeds of the Senior Notes, together with the net borrowings under the Term Loan Facility, were used to pay $1.2 billion of the cash proceeds to CHS, as mentioned above, and to pay the Company’s fees and expenses related to the Spin-off.  The cash proceeds paid to CHS were characterized as a one-time, tax-free cash distribution.

In connection with the Spin-off, QHC and CHS entered into a Separation and Distribution Agreement, a Tax Matters Agreement and an Employee Matters Agreement on April 29, 2016, which, collectively, governed or continue to govern the allocation of employees, assets and liabilities that were transferred to QHC from CHS, including but not limited to investments, working capital, property and equipment, employee benefits and deferred tax assets and liabilities.  In addition, QHC and CHS entered into various transition services agreements and other ancillary agreements that govern certain relationships and activities of QHC and CHS for  five years following the Spin-off.  See Note 18 — Related Party Transactions for additional information on the agreements that exist between QHC and CHS after the Spin-off.

In connection with the Spin-off, CHS contributed $530.6 million of additional paid-in capital to QHC and made a $13.5 million cash contribution to QHC, pursuant to the Separation and Distribution Agreement.  This contribution consisted of $20.0 million of cash contributed to fund a portion of QHC’s initial working capital, reduced by $6.5 million for the difference in estimated and actual financing transaction fees related to the Spin-off.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of the major transactions to effect the Spin-off of QHC as a newly formed, independent company (dollars in thousands):

					Additional
	Long-Term	Due to	Common Stock		Paid-in	Parent's
	Debt	Parent, Net	Shares	Amount	Capital	Equity

Balance at April 29, 2016 (prior to the Spin-off)	$24,179	$1,813,836	—	$—	$—	$3,137
Borrowings of long-term debt, net of debt issuance discounts	1,255,464	—	—	—	—	—
Payments of debt issuance costs	(29,146)	—	—	—	—	—
Cash proceeds paid to Parent	—	(1,217,336)	—	—	—	—
Transfer of liabilities from Parent	—	(22,292)	—	—	—	—
Net deferred income tax liability resulting from the Spin-off	—	(46,783)	—	—	—	—
Non-cash capital contribution from Parent	—	(527,425)	—	—	530,562	(3,137)
Distribution of common stock	—	—	27,719,645	3	(3)	—
Distribution of restricted stock awards	—	—	692,409	—	—	—
Balance at April 29, 2016 (after the Spin-off)	$1,250,497	$—	28,412,054	$3	$530,559	$—

The following table provides a summary of the liabilities transferred to QHC from CHS in connection with the Spin-off (in thousands):

April 29,
2016

Accounts payable	$13,607
Benefit plan liabilities	5,964
Other liabilities	2,721
Total liabilities transferred from Parent	$22,292

In the fourth quarter of 2016, QHC recorded certain adjustments to the opening balance sheet of assets and liabilities transferred to QHC in the Spin-off.  The net effect of these adjustments was a $12.0 million increase in the non-cash capital contribution made to QHC by CHS, a $5.7 million increase in the liabilities transferred from Parent and a $14.9 million reduction in the net deferred income tax liability transferred to QHC.  These fourth quarter adjustments are in addition to the amounts initially recorded in the second quarter of 2016.

NOTE 2 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated and combined financial statements and accompanying notes of the Company presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”).  In the opinion of the Company’s management, the consolidated and combined financial information presented herein includes all adjustments necessary to present fairly the results of operations, financial position and cash flows of the Company for the periods presented.

Prior to its separation from CHS on April 29, 2016, QHC did not operate as a separate company and stand-alone financial statements were not historically prepared; however, QHC was comprised of certain stand-alone legal entities for which discrete financial information was available under CHS’ ownership. The accompanying consolidated and combined financial statements include amounts and disclosures for QHC that have been derived from the consolidated financial statements and accounting records of CHS for the periods prior to the Spin-off in combination with the amounts and disclosures related to the stand-alone financial statements and accounting records of QHC after the Spin-off.  The accompanying consolidated and combined financial statements may not necessarily be indicative of the results of operations, financial position and cash flows of QHC in the future or those that would have occurred had the Company operated on a stand-alone basis during the entirety of the periods presented herein.  See Note 18 — Related Party Transactions for additional information on the carve-out of financial information from CHS.

The Company’s financial statements have been prepared under the assumption that it will continue as a going concern.  The Company has limited stand-alone operating history and has experienced net losses in each of the quarters in 2016 subsequent to the

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Spin-off from CHS.  On December 31, 2016, the Company adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements — Going Concern, which requires management to evaluate if there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern.  As a result of adopting ASU No. 2014-15, management was required to evaluate the Company’s ability to comply with the Secured Net Leverage Ratio under its Senior Credit Facility for one year following the issuance of the financial statements for the year ended December 31, 2016 (“2016 Financial Statements”).  Although the Company was in compliance with its financial covenants as of December 31, 2016, the new standard requires management to base its evaluation about the ability to continue to comply with those covenants on results and events considered “probable” of occurring considering historical results, implemented plans, and executed agreements as of the date the financial statements are issued.  In light of (i) the Company’s historical net operating results; (ii) delays in the approval by Centers for Medicare and Medicaid Services (“CMS”) of the California Hospital Quality Assurance Fee program for the 2017 to 2019 program period, which impacts the Company due to the inability to recognize any earned revenues until CMS approval of the program has been issued; and (iii) the amount of net operating losses from hospitals the Company intends to divest, management amended certain provisions of the Senior Credit Facility.

On April 11, 2017, the Company executed the CS Amendment to amend its Senior Credit Facility to, among other things, raise the maximum Secured Net Leverage Ratio (as defined in the CS Agreement) to 4.75x from 4.25x for the period July 1, 2017 to December 31, 2018 (which was previously 4.25x for the period July 1, 2017 to June 30, 2018), at which point it drops to 4.00x for the remainder of the agreement.  The CS Amendment also provides for additional Consolidated EBITDA add backs under the covenant calculation for certain items. For additional information related to the CS Amendment, see Note 7 — Long-term Debt below.  Management has concluded that the CS Amendment alleviates any substantial doubt about its ability to continue as a going concern for the one year period following the issuance of its 2016 Financial Statements.

For all defined terms related to the Company’s Senior Credit Facility and ABL Credit Facility, see Note 7 — Long-term Debt.

Principles of Consolidation and Combination

The consolidated and combined financial statements include the accounts of the Company and its subsidiaries in which it holds either a direct or indirect ownership of a majority voting interest. Investments in less-than-wholly-owned consolidated subsidiaries of QHC are presented separately in the equity component of the Company’s consolidated and combined balance sheets to distinguish between the interests of QHC and the interests of the noncontrolling investors. Revenues and expenses from these subsidiaries are included in the respective individual line items of the Company’s consolidated and combined statements of income, and net income is presented both in total and separately to distinguish the amounts attributable to the Company and the amounts attributable to the interests of the noncontrolling investors.  Noncontrolling interests that are redeemable, or may become redeemable at a fixed or determinable price at the option of the holder or upon the occurrence of an event outside of the control of the Company, are presented in mezzanine equity in the consolidated and combined balance sheets.

Intercompany transactions and accounts of the Company are eliminated in consolidation.  Additionally, all significant transactions with CHS that occurred prior to the Spin-off have been included in the consolidated and combined balance sheets within Due to Parent, net. This liability to CHS was settled in the Spin-off.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation as follows:

Beginning in 2016, the Company reclassified and separately presented certain items in its consolidated and combined statements of cash flows. Specifically, changes in self-insurance reserves related to employee health, professional and general liability and workers’ compensation liability were reclassified to changes in reserves for self-insurance claims, net of payments, and changes in reserves for legal, professional and settlement costs were reclassified to changes in reserves for legal, professional and settlement costs, net of payments. The Company believes the current presentation more accurately distinguishes the changes in these liabilities from changes in operating assets and liabilities considered to be part of its normal business operations. Both items are included in cash flows from operating activities.

Beginning in 2016, the Company began classifying third-party final cost report settlement receivables and state supplemental payment program receivables as amounts due from and due to third-party payors on its consolidated and combined balance sheets. Third-party final cost report settlement receivables were previously classified as other current assets, and the cost report settlement liabilities were previously classified as other current liabilities. Accounts receivable from state supplemental payment programs were previously classified as patient accounts receivable, and the amounts owed related to these programs were previously classified as other current liabilities. The Company believes the current presentation helps distinguish between amounts due to the Company related to a specific patient service and amounts due from or owed by the Company related to cost reports and state supplemental payment programs.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Beginning in 2016, the Company began classifying intangible assets as a separate line item on its consolidated and combined balance sheets. Previously, intangible assets were included as a component of other long-term assets. The Company believes the current presentation helps distinguish the significant portion of other long-term assets that are comprised of intangible assets.

Beginning in 2016, the Company began classifying equity in earnings of unconsolidated subsidiaries as other operating expenses in its consolidated and combined statements of income. Previously, these amounts were classified as non-operating income. These amounts are immaterial to the Company. This change in classification has no effect on the Company’s net income or cash flows included in previously issued consolidated and combined financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions.

Revenues and Accounts Receivable

Revenue Recognition

The Company recognizes revenues from patient services at its hospitals and affiliated facilities in the period services are performed and reports these revenues at the net realizable amount expected to be collected from patients and third-party payors. Billings and collections are outsourced to CHS under the transition services agreements that were entered into in connection with the Spin-off.  See Note 18 — Related Party Transactions for additional information on these agreements.

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

As of December 31, 2016, the Company recorded a change in estimate of $22.8 million to reduce the net realizable value of its patient accounts receivable, which impacted both contractual allowances and the provision for bad debts in the consolidated and combined statements of income for the year ended December 31, 2016.  The portion of this change in estimate that impacted contractual allowances was $11.4 million and related to increasing delays associated with collections on accounts receivable under the Illinois Medicaid program.  The remainder of the change in estimate, also $11.4 million, impacted the provision for bad debts and related to the Company’s assessment of the collectability of managed care and commercial accounts receivable aged greater than one year based on a review of historical cash collections for these accounts.

The following table provides a summary of the components of net operating revenues, before the provision for bad debts (in thousands):

	Year Ended December 31,
	2016	2015	2014

Operating revenues	$12,104,580	$11,613,826	$10,705,195
Less: Contractual allowances	(9,247,789)	(8,795,674)	(7,877,299)
Less: Discounts	(437,738)	(372,294)	(417,894)
Total net operating revenues, before the provision for bad debts	$2,419,053	$2,445,858	$2,410,002

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of net operating revenues, before the provision for bad debts, by payor source (dollars in thousands):

	Year Ended December 31,
	2016		2015		2014
	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total

Medicare	$673,074	27.8%	$656,799	26.9%	$681,010	28.3%
Medicaid	446,273	18.4%	443,479	18.1%	420,050	17.4%
Managed care and commercial plans	952,535	39.4%	984,480	40.3%	907,667	37.7%
Self-pay	242,095	10.1%	247,234	10.0%	287,470	11.9%
Non-patient	105,076	4.3%	113,866	4.7%	113,805	4.7%
Total net operating revenues, before the provision for bad debts	$2,419,053	100.0%	$2,445,858	100.0%	$2,410,002	100.0%

The table above includes an $11.4 million change in estimate the Company recorded as of December 31, 2016 to reduce the net realizable value of patient accounts receivable due to increasing delays associated with collections on accounts receivable under the Illinois Medicaid program, as described above.  This portion of the change in estimate impacted contractual allowances associated with Medicaid revenues.

Beginning in 2016, the Company began classifying its revenues related to Medicare Advantage Plans as Medicare revenues.  As a result, the Company retroactively reclassified these amounts from managed care and commercial revenues to Medicare revenues for all periods presented in the table above.  For the years ended December 31, 2016, 2015 and 2014, Medicare revenues related to Medicare Advantage Programs were $170.4 million, $146.9 million and $133.0 million, respectively.  Revenues from Medicaid managed care programs are included in Medicaid revenues in the table above, which is consistent with the presentation in all prior periods.

Contractual Allowances and Discounts

The net realizable amount of patient service revenues due from third-party payors is subject to complexities and interpretations of payor-specific contractual agreements and governmental regulations that are frequently changing.  The Medicare and Medicaid programs, which represent a large portion of the Company’s operating revenues, are highly complex programs to administer and are subject to interpretation of federal and state-specific reimbursement rates, new legislation and final cost report settlements.  Contractual allowances, or differences in standard billing rates and the payments derived from contractual terms with governmental and non-governmental third-party payors, are recorded based on management’s best estimates in the period in which services are performed and a payment methodology is established with the patient.  Recorded estimates for past contractual allowances are subject to change, in large part, due to ongoing contract negotiations and regulation changes, which are typical in the U.S. healthcare industry.  Revisions to estimates are recorded as contractual allowance adjustments in the periods in which they become known and may be subject to further revisions.  Self-pay and other payor discounts are incentives offered to uninsured or underinsured payors to reduce their costs of healthcare services with the purpose of maximizing the Company’s collection efforts.

Third-Party Program Reimbursements

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans are estimated and recorded in the period the related services are performed and are adjusted in future periods, as needed, until the final cost report settlements are determined. Previous program reimbursements and final cost report settlements are included in due from and due to third-party payors in the consolidated and combined balance sheets.  Previously, these amounts were components of other current assets and other current liabilities in the consolidated and combined balance sheets. During the years ended December 31, 2016, 2015 and 2014, contractual allowance adjustments related to previous program reimbursements and final cost report settlements favorably (unfavorably) impacted net operating revenues by $(5.8) million, $(15.1) million and $9.2 million, respectively.  The 2015 and 2014 amounts included the unfavorable impact of an $11.1 million Illinois cost report settlement in 2014 that was reversed in the second quarter of 2015 due to contract negotiations that were finalized in that quarter. Exclusive of this adjustment, net operating revenues were unfavorably impacted by $4.0 million and $1.9 million in 2015 and 2014, respectively, for all other contractual allowance adjustments related to previous program reimbursements and final cost report settlements.

Currently, several states utilize supplemental payment programs, including disproportionate share programs, for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from CMS and are funded with a combination of federal and state resources, including, in certain instances, taxes, fees or other program expenses (collectively, “provider taxes”) levied on the providers. Similar programs are also currently being considered by other states. These amounts are included in due from and due to third-party payors in the consolidated and combined balance sheets.  Previously, amounts due from third-party payors related to these programs were included in patient

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

accounts receivable, and the provider taxes owed were included in other current liabilities in the consolidated and combined balance sheets.  See the Reclassifications accounting policy above for additional information on these reclassifications made by the Company beginning in 2016.

The following table provides a summary of the components of amounts due from and due to third-party payors, as presented in the consolidated and combined balance sheets (in thousands):

	December 31,
	2016	2015

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$23,876	$33,732
State supplemental payment programs	92,359	77,074
Total amounts due from third-party payors	$116,235	$110,806

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$33,366	$21,015
State supplemental payment programs	9,171	9,088
Total amounts due to third-party payors	$42,537	$30,103

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

The following table provides a summary of the portion of Medicaid reimbursements attributable to state supplemental payment programs (in thousands):

	Year Ended December 31,
	2016	2015	2014

Medicaid revenues	$220,389	$211,696	$192,771
Provider taxes and other expenses	76,616	75,929	73,149
Reimbursements attributable to state supplemental payment programs, net of expenses	$143,773	$135,767	$119,622

Charity Care

In the ordinary course of business, the Company provides services to patients who are financially unable to pay for hospital care. The related charges for those patients who are financially unable to pay that otherwise do not qualify for reimbursement from a governmental program are classified as charity care. The Company determines amounts that qualify for charity care primarily based on the patient’s household income relative to the poverty level guidelines established by the federal government. The Company’s policy is to not pursue collections for such amounts; therefore, the related charges are recorded in operating revenues at the standard billing rates and fully offset in contractual allowances.  The gross amounts of charity care revenues were $34.6 million, $30.4 million and $51.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The estimated cost of providing charity care services is determined using a ratio of cost to gross charges and applying this ratio to the gross charges associated with providing care to charity patients for the period.  The estimated cost of providing charity care services was $5.7 million, $5.0 million and $9.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.  To the extent the Company receives reimbursement from any of the various governmental assistance programs to subsidize its care of indigent patients, the Company excludes the charges for such patients from the cost of care provided under its charity care program.

Accounts Receivable and Allowance for Doubtful Accounts

Substantially all of the Company’s receivables are related to providing healthcare services to patients at its hospitals and affiliated businesses.  Beginning in 2016, the Company began classifying receivables related to state supplemental payment programs as due from and due to third-party payors in the consolidated and combined balance sheets.  Previously, these amounts were classified as patient accounts receivable. The net amounts reclassified were $83.2 million and $68.0 million as of December 31, 2016 and 2015, respectively. See the Reclassifications accounting policy above for additional information on reclassification adjustments made by the Company.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of the components of accounts receivable before contractual allowances, discounts and allowance for doubtful accounts (dollars in thousands):

	December 31,
	2016		2015
	$ Amount	% of Total	$ Amount	% of Total

Third-parties	$1,930,103	74.6%	$1,688,138	72.6%
Self-pay	656,373	25.4%	638,694	27.4%
Total patient accounts receivable, gross	$2,586,476	100.0%	$2,326,832	100.0%

Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future.  The Company estimates the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category. The allowance percentage is based on a model that considers historical write-off activity and is adjusted for expected recoveries and any anticipated changes in trends. The Company’s ability to estimate the allowance for doubtful accounts is not significantly impacted by the aging of accounts receivable, as management believes that substantially all of the risk exists at the point in time such accounts are identified as self-pay. For insured receivables, which are the non-self-pay receivables, the Company estimates the allowance for doubtful accounts based on a model that considers the uncontractualized portion of all accounts aging over 365 days from the date of patient discharge, reduced by an estimate of recoveries.

As of December 31, 2016, the Company recorded a change in estimate of $22.8 million to reduce the net realizable value of its patient accounts receivable.  The portion of this change in estimate that impacted contractual allowances was previously discussed.  The remainder of the change in estimate was $11.4 million, which impacted the provision for bad debts in the consolidated and combined statements of income.   This change in estimate related to an assessment of the collectability of the Company’s managed care and commercial accounts receivable aged greater than one year and was based on the Company’s review of historical cash collections for these accounts.

The following table provides a summary of the changes in the allowance for doubtful accounts (in thousands):

	December 31,
	2016	2015	2014

Balance at beginning of period	$346,507	$341,527	$334,210
Acquisitions and divestitures	—	—	34,972
Provision for bad debts	280,586	258,520	264,502
Amounts written off, net of recoveries	(266,297)	(253,540)	(292,157)
Balance at end of period	$360,796	$346,507	$341,527

Collections are impacted by the economic ability of patients to pay, the effectiveness of CHS’ billing and collection efforts, including their current policies on collections, and the ability of the Company to further attempt collection efforts. Billings and collections are outsourced to CHS under the transition services agreements that were established with the Spin-off.  See Note 18 — Related Party Transactions for additional information on these agreements.  Significant changes in payor mix, centralized business office operations, economic conditions, or trends in federal and state governmental healthcare coverage, among others, could affect the Company’s estimates of accounts receivable collectability. The Company also continually reviews its overall allowance adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues after the provision for bad debts, as well as by analyzing current period net operating revenues and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables, and the impact of recent acquisitions and dispositions.

Concentration of Credit Risk

The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s hospitals and affiliated facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s markets and non-governmental third-party payors, Medicare represents a significant concentration of credit risk from payors. Accounts receivable, net of contractual allowances, from Medicare were $72.6 million and $67.7 million, or 9.8% and 9.2% of total patient accounts receivable, net, as of December 31, 2016 and 2015, respectively. Additionally, due to budget problems in the state of Illinois, the Company believes Illinois Medicaid represents a concentration of credit risk. The Company’s accounts receivable, net of contractual allowances, from Illinois Medicaid were $34.8 million and $36.4 million, or 4.7% and 4.9% of total patient accounts receivable, net, as of December 31, 2016 and 2015, respectively.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The Company’s revenues are particularly sensitive to regulatory and economic changes in certain states where the Company generates significant revenues. Accordingly, any changes in the current demographic, economic, competitive or regulatory conditions in certain states in which revenues are significant could have an adverse effect on the Company’s results of operations, financial position or cash flows. Changes to the Medicaid and other government-managed payor programs in these states, including reductions in reimbursement rates or delays in reimbursement payments under state supplemental payment or other programs, could also have a similar adverse effect.

The following table provides a summary of the states in which the Company generates more than 5% of total net patient revenues, before the provision for bad debts, as determined in each year (dollars in thousands):

	Number of	Year Ended December 31,
	Hospitals at	2016		2015		2014
	December 31, 2016	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total

Illinois	9	$811,565	35.1%	$822,501	35.3%	$856,151	37.3%
Georgia	3	216,745	9.4%	224,330	9.6%	213,509	9.3%
Oregon	1	210,818	9.1%	201,610	8.6%	166,212	7.2%
California	2	199,743	8.6%	209,500	9.0%	195,617	8.5%
Kentucky	3	121,988	5.3%	131,077	5.6%	139,332	6.1%

Other Operating Expenses

The following table provides a summary of the major components of other operating expenses (in thousands):

	Year Ended December 31,
	2016	2015	2014

Purchased services	$180,672	$176,758	$181,626
Taxes and insurance	129,775	124,635	125,859
Medical specialist fees	106,803	85,042	80,680
Transition services agreements and allocations from Parent	66,441	60,166	40,485
Repairs and maintenance	42,986	45,945	46,069
Utilities	29,833	29,856	30,449
Management fees from Parent	11,792	36,466	36,902
Other miscellaneous operating expenses	77,500	75,365	77,738
Total other operating expenses	$645,802	$634,233	$619,808

Following the Spin-off, the Company began recording costs associated with the transition services agreements and other ancillary agreements with CHS in accordance with the terms of these agreements.  These costs, which primarily include the costs of providing information technology, patient billing and collections and payroll services, are included in “Transition services agreements and allocations from Parent” in the table above.  Amounts allocated to the Company by CHS for periods prior to the Spin-off are also included in “Transition services agreements and allocations from Parent” in the table above.

Prior to the Spin-off, QHC recorded a monthly corporate management fee from CHS that represented a portion of CHS’ corporate office costs, and this fee was included in other operating expenses.  Following the Spin-off, the costs for corporate office functions are primarily included in salaries and benefits expenses in the consolidated and combined statements of income.  See Note 18 — Related Party Transactions for additional information on the allocated costs from CHS.

General and Administrative Costs

Substantially all of the Company’s operating costs and expenses are “cost of revenues” items.  Operating expenses that could be classified as general and administrative by the Company are costs related to corporate office functions, including, but not limited to tax, treasury, audit, risk management, legal, investor relations and human resources. These costs are primarily salaries and benefits expenses associated with these corporate office functions. General and administrative costs of the Company were $55.2 million, $43.5 million and $49.7 million during the years ended December 31, 2016, 2015 and 2014, respectively.  Prior to the Spin-off, the majority of these costs were allocations from CHS.  See Note 18 — Related Party Transactions for additional information on the allocated costs from CHS.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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

The Company utilizes a gain contingency model to recognize EHR incentive payments.  When the recognition criteria have been fully met, the Company recognizes the income from EHR incentives payments as a part of operating costs and expenses in the consolidated and combined statements of income. Medicaid EHR incentive payments are calculated based on prior period Medicare cost report information available at the time when eligible hospitals demonstrate meaningful use of certified EHR technology. Medicare EHR incentive payments are calculated when eligible hospitals demonstrate meaningful use of certified EHR technology and the information for the applicable full Medicare cost report year used to determine the final incentive payment is available.  In some instances, the Company may receive estimated Medicare EHR incentive payments prior to when the Medicare cost report information used to determine the final incentive payment is available. In these instances, recognition of the income from EHR incentive payments is deferred until all recognition criteria are met.  The Company recognizes receivables for EHR incentive payments that have been earned, but are uncollected at period end, as other current assets in the consolidated and combined balance sheets.  The receivables are adjusted for any known audit or retrospective adjustments related to prior periods.   Deferred revenue from EHR incentive payments is recorded in other current liabilities in the consolidated and combined balance sheets.

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

The following table provided a summary of activity related to EHR incentives (in thousands):

	Year Ended December 31,
	2016	2015	2014

Electronic health records incentives receivable at beginning of period	$11,227	$12,204	$15,350
Electronic health records incentives earned	7,843	11,428	21,312
Cash incentive payments received	(13,808)	(10,084)	(20,642)
Adjustments to receivable based on final cost report settlement or audit	(1,073)	(2,321)	(3,816)
Electronic health records incentives receivable at end of period	$4,189	$11,227	$12,204

Deferred revenue related to electronic health records incentives at beginning of period	$—	$(14,351)	$(22,601)
Cash received and deferred during period	(3,639)	—	(15,098)
Recognition of deferred incentives as earned	3,639	14,351	23,348
Deferred revenue related to electronic health records incentives at end of period	$—	$—	$(14,351)

Total electronic health records incentives earned during period	$11,482	$25,779	$44,660
Total cash incentive payments received during period	17,447	10,084	35,740

Legal, Professional and Settlement Costs

Legal, professional and settlement costs in the consolidated and combined statements of income primarily includes legal costs and related settlements, if any, related to regulatory claims, government investigations into reimbursement payments and claims associated with QHR’s hospital management contracts. Professional costs include legal costs for investigations, data gathering and analysis associated with investigation projects approved by the Company’s Board of Directors (the “Board”).

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Loss on Sale of Hospitals, Net

Loss on sale of hospitals, net is the loss incurred by the Company related to its divestiture of certain hospitals and other ancillary facilities. It is calculated as the difference between the cash received from the sale and the carrying value of the associated net assets at the date of sale, less certain incremental direct selling costs.

Transaction Costs Related to the Spin-off

Transaction costs related to the Spin-off consists of QHC’s portion of the costs to effect the Spin-off and the costs associated with forming a new company. These costs include audit, management advisory and consulting costs, investment advisory costs, legal expenses and other miscellaneous costs.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in provision for (benefit from) income taxes in the period that includes the enactment date. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent the Company believes that recovery is not likely, a valuation allowance is established. To the extent the Company establishes a valuation allowance or increases this allowance, the related expense is included in the provision for income taxes in the consolidated and combined statements of income. The Company classifies interest and penalties, if any, related to its tax positions as a component of income tax expense.  See Note 12 — Income Taxes for information on the separate return method of accounting for income taxes that was used by the Company during the carve-out period and the impact of the consummation of the Spin-off on income taxes.

Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consist of pension costs related to an acquired defined benefit pension plan at one of its hospitals and a supplemental employee retirement plan.

Cash and Cash Equivalents

Cash includes cash on hand and cash with banks.  Cash equivalents are short-term, highly liquid investments with a maturity of three months or less from the date acquired that are subject to an insignificant risk of change in value.

Inventories

Inventories, primarily consisting of medical supplies and drugs, are stated at the lower of cost or market on a first-in, first-out basis.

Other Current Assets

Other current assets consists of the current portion of the receivables from CHS related to professional and general liability and workers’ compensation insurance reserves that were indemnified by CHS in connection with the Spin-off, non-patient accounts receivable primarily related to QHR, receivables related to electronic health records incentives and other miscellaneous current assets.

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Goodwill

The Company’s hospital operations and QHR’s hospital management advisory and consulting services operations meet the criteria to be classified as reporting units for goodwill.  Goodwill was initially determined for QHC’s hospital operations reporting unit based on a relative fair value approach as of September 30, 2013 (CHS’ goodwill impairment testing date). Additional goodwill was allocated on a similar basis for four hospitals acquired by CHS in 2014 that were included in the group of hospitals spun-off to QHC.  For the QHR reporting unit, goodwill was allocated based on the amount recorded by CHS at the time of its acquisition in 2007. All subsequent goodwill generated from hospital, physician practice or other ancillary business acquisitions is recorded at fair value at the time of acquisition.

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

Impairment of Long-Lived Assets and Goodwill

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

See Note 3 — Impairment of Long-Lived Assets and Goodwill for additional information related to impairment charges recorded in the consolidated and combined statements of income for the years ended December 31, 2016, 2015 and 2014.

Other Long-Term Assets

Other long-term assets consists of the long-term portion of the receivables from CHS related to professional and general liability and workers’ compensation insurance reserves that were indemnified by CHS in connection with the Spin-off, as well as deposits, investments in unconsolidated subsidiaries and other miscellaneous long-term assets.

Other Current Liabilities

Other current liabilities consists of the current portion of professional and general liability and workers’ compensation insurance reserves, including the portion indemnified by CHS in connection with the Spin-off, as well as property tax accruals, legal accruals, deferred revenue related to electronic health records incentives, physician guarantees and other miscellaneous current liabilities.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Workers’ Compensation and Professional and General Liability Insurance Reserves

As part of the business of owning and operating hospitals, the Company is subject to legal actions alleging liability on its part. To mitigate a portion of this risk, the Company maintains insurance exceeding a self-insured retention level for these types of claims. The Company’s self-insurance reserves reflect the current estimate of all outstanding losses, including incurred but not reported losses, based on actuarial calculations as of period end. The loss estimates included in the actuarial calculations may change in the future based on updated facts and circumstances. The Company’s insurance expense includes the actuarially determined estimate of losses for the current year, including claims incurred but not reported, the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections, the insurance premiums for losses in excess of the Company’s self-insured retention levels, the administrative costs of the insurance programs, and interest expense related to the discounted portion of the liability.  The Company’s reserves for workers’ compensation and professional and general liability claims are based on semi-annual actuarial calculations, which are discounted to present value and consider historical claims data, demographic factors, severity factors and other actuarial assumptions. The reserves for self-insured claims are discounted based on the Company’s risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

See Note 19 — Commitments and Contingencies for information related to the portion of the Company’s insurance reserves for workers’ compensation liability and professional and general liability that are indemnified by CHS and the related accounting treatment and presentation in the consolidated and combined balance sheets.

Self-Insured Employee Health Benefits

The Company is self-insured for substantially all of the medical benefits of its employees.  The Company maintains a liability for its current estimate of incurred but not reported employee health claims based on historical claims data provided by third-party administrators. The undiscounted reserve for self-insured employee health benefits was $11.0 million as of December 31, 2016 and is included in accrued salaries and benefits in the consolidated and combined balance sheets.  Expense each period is based on the actual claims received during the period plus any adjustment to the liability.

Prior to the Spin-off, QHC was allocated employee health expense as part of the monthly corporate overhead charges from CHS.  The allocation was determined based on claims made by QHC employees during the period plus an estimate for the change in liability related to QHC employee health claims incurred but not reported.  The liability was included in Due to Parent, net in the consolidated and combined balance sheets, as the related employee health insurance policy was owned by CHS.  Employee health expense is included in salaries and benefits expenses in the consolidated and combined statements of income for all periods.  See Note 18 — Related Party Transactions for additional information on corporate overhead costs from CHS prior to the Spin-off.

Debt Issuance Costs and Discounts

On January 1, 2016, the Company adopted Accounting Standards Update 2015-03, which requires the presentation of debt issuance costs as a reduction of the debt liability on the balance sheet, consistent with the accounting for debt discounts.  Amortization of debt issuance costs and debt discounts are each recorded as non-cash interest expense over the life of the respective debt instrument. The Company incurred no debt issuance costs in periods prior to its adoption of this standard; as such, no prior period reclassifications were necessary to conform to the current presentation.

Due to Parent, Net

Prior to the Spin-off, Due to Parent, net, in the consolidated and combined balance sheets represented the Company’s liability to CHS for the accumulation of (1) CHS’ historical investment in QHC, (2) liabilities related to the cost allocations from CHS to QHC, (3) interest charged by CHS on the monthly outstanding Due to Parent, net balance, (4) the net effect of transactions between CHS and QHC, and (5) the net effect of cash transfers from QHC to CHS under CHS’ centralized cash management program. In connection with the Spin-off, certain liabilities were transferred through Due to Parent, net to the Company, pursuant to the Separation and Distribution Agreement, and the remaining balance was settled with cash and in the form of a non-cash capital contribution to the Company.  See Note 1 — Description of the Business and Spin-off and Note 18 — Related Party Transactions for additional information on the Spin-off and related party transactions with CHS.

Noncontrolling Interests and Redeemable Noncontrolling Interests

The Company’s consolidated and combined financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that it controls.  Certain of the Company’s consolidated subsidiaries have noncontrolling physician ownership interests with redemption features that require the Company to deliver cash upon the occurrence of certain events outside its control, such as the retirement, death, or disability of a physician-owner.  The carrying amount of redeemable noncontrolling interests is recorded in the consolidated and combined balance sheets at the greater of: (1) the initial carrying amount, increased or decreased for

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

the noncontrolling interests' share of cumulative net income (loss), net of cumulative amounts distributed, if any, or (2) the redemption value.

Assets and Liabilities of Hospitals Held for Sale

The Company reports separately from other assets on the consolidated and combined balance sheets those assets that meet the criteria for classification as held for sale.  Generally, assets that meet the criteria include those for which the carrying amount will be settled principally through a sale transaction rather than through continuing use.  The asset must be available for immediate sale in its present condition, subject to usual or customary terms, and the sale must be probable to occur in the next 12 months.  Similarly, the liabilities of a disposal group are classified as held for sale upon meeting these criteria.  Immediately following classification as held for sale, the Company remeasures these assets and liabilities and adjusts the value to the lesser of the carrying amount or fair value less costs to sell.  The assets and liabilities classified as held for sale are no longer depreciated or amortized into expense.  The carrying values of assets classified as held for sale are reported net of impairment charges in the consolidated and combined balance sheet as of December 31, 2016. See Note 3 — Impairment of Long-Lived Assets and Goodwill for additional information on impairment charges recorded during the year ended December 31, 2016.

Stock-Based Compensation

In connection with the Spin-off, the Company issued QHC restricted stock awards to all CHS restricted stock award holders as of the Record Date.  Each holder of CHS restricted stock awards received one QHC restricted stock award for every four CHS restricted stock awards held.  In addition, QHC employees that held CHS restricted stock awards were allowed to continue to hold the CHS awards under the same terms and conditions that existed prior to the Spin-off, excluding certain shares granted on March 1, 2016 that were canceled in connection with the Spin-off.  The unrecognized compensation expense related to the vesting of the CHS restricted stock awards held by QHC employees was transferred to QHC with the Spin-off.  As a result, the Company is responsible for recording stock-based compensation expense attributable to the unvested portion of CHS restricted stock awards held by QHC employees and the unvested portion of all QHC restricted stock awards held by its employees, consisting of both QHC awards issued on the Record Date and additional awards granted under the Quorum Health Corporation 2016 Stock Award Plan (the “2016 Stock Award Plan”) following the Spin-off.  See Note 16 — Stock-Based Compensation for additional information related to stock-based compensation.

Benefit Plans

Following the Spin-off, the Company maintains various benefit plans, including defined contribution plans, a defined benefit plan and deferred compensation plans, for which certain of the Company’s subsidiaries are the plan sponsors. In connection with the Spin-off, the rights and obligations of these plans were transferred from CHS to the Company, pursuant to the Separation and Distribution Agreement. Prior to the Spin-off, QHC was allocated a portion of CHS’ benefit costs under its defined contribution plans. The allocation was based on specific identification for plans associated exclusively with QHC hospitals and on QHC’s proportional share of employees covered under all other applicable plans. The expense was recorded as salaries and benefits in the consolidated and combined statements of income, and the cumulative liability for these benefit costs, which was transferred to the Company in the Spin-off, was recorded in Due to Parent, net in the consolidated and combined balance sheets.

QHC recognizes the unfunded liability of its defined benefit plan in other long-term liabilities in the consolidated and combined balance sheets. Unrecognized gains (losses) and prior service credits (costs) are recorded as changes in other comprehensive income (loss).  The measurement date of the plan’s assets and liabilities coincides with the Company’s year end. The Company’s pension benefit obligation is measured using actuarial calculations that incorporate discount rates, rate of compensation increases and expected long-term returns on plan assets. The calculations additionally consider expectations related to the retirement age and mortality of plan participants. The Company records pension benefit costs related to all of its plans as salaries and benefits expenses in the consolidated and combined statements of income.

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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

Segment Reporting

The principal business of the Company is to provide healthcare services at its hospitals and affiliated facilities. The Company’s only other line of business is the hospital management advisory and consulting services it provides through QHR. The Company has determined that its hospital operations business meets the criteria for separate segment reporting. The financial information for QHR’s business does not meet the quantitative thresholds for separate segment reporting; and therefore has been combined with the Company’s corporate functions into the all other reportable segment.  See Note 15 — Segments.

New Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU are the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted this ASU on January 1, 2017. Management anticipates that the adoption of this ASU will have no material impact on its consolidated and combined results of operations, financial position and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. The ASU also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt this ASU on January 1, 2019.  The Company utilizes a number of leases to support its operations.  As such, the adoption of this ASU is expected to have a significant impact on the Company’s consolidated and combined financial position.  The Company is currently evaluating the quantitative and qualitative impact the adoption of this ASU will have on its operations, policies and procedures. The Company is additionally evaluating any modifications to its leasing strategy in response to the requirements of this standard.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern, which requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable that when, considered in the aggregate, raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that financial statements are issued. This ASU is effective for interim and annual reporting periods ending after December 15, 2016. The Company adopted this ASU on December 31, 2016. The adoption of this guidance did not have an impact on the Company's consolidated and combined financial statements as of December 31, 2016.  See “Basis of Presentation” above for additional information on the Company’s implementation of this standard and its evaluation at December 31, 2016.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company expects to adopt this ASU on January 1, 2018 and is currently evaluating its plan for adoption and the impact on its revenue recognition policies, procedures and internal control framework, and the resulting impact on its consolidated and combined results of operations, financial position and cash flows.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 — IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

2016 Impairments

 During the second quarter of 2016, management made a decision to classify certain hospitals as held for sale and evaluate other hospitals for divestiture.  Due to the increase in net operating losses associated with these hospitals, the Company analyzed the long-lived assets of all of its hospitals to test for impairment and recorded $45.4 million of impairment related to long-lived assets in this quarter.  In addition, the Company evaluated the estimated relative fair value of the hospitals classified as held for sale in relation to the overall fair value of the hospital operations reporting unit utilizing a September 30, 2015 measurement date, which was the measurement date of the Company’s most recent annual goodwill impairment analysis, and recognized $5.0 million of goodwill impairment in the second quarter of 2016.  In this same quarter, management identified certain indicators of goodwill impairment related to the hospital operations reporting unit and concluded that such indicators necessitated an interim goodwill impairment evaluation.  The primary indicators were declining market capitalization, as compared to the carrying value of equity, and a decrease in estimated future earnings of the hospital operations reporting unit. The Company performed a calculation of the overall fair value of this reporting unit in step one of the impairment test and concluded that the carrying value of the hospital operations reporting unit as of June 30, 2016 exceeded the estimated fair value.  The Company performed a preliminary step two calculation of goodwill impairment to determine the implied fair value of goodwill of the hospital operations reporting unit in a hypothetical purchase price allocation.  Based on this preliminary analysis, the Company estimated and recorded goodwill impairment of $200 million in the second quarter of 2016.

For step two goodwill impairment testing, the Company engaged a professional valuation firm to perform a hypothetical purchase price valuation of each of its hospitals utilizing a September 30, 2016 measurement date.  The results of the third-party valuation, which was completed in the fourth quarter of 2016, indicated that the carrying values of certain of the Company’s individual hospitals exceeded their fair values.  Considering these results to be an indicator of potential impairment and to assess whether any additional impairment of long-lived assets existed, the Company utilized a September 30, 2016 measurement date to perform an analysis of undiscounted cash flows for each hospital in which an indicator of impairment was identified.  Based on the results of these analyses, the Company recorded impairment of $82.7 million related to long-lived assets at certain hospitals and a downward adjustment to its previously recorded goodwill estimate by $80 million in the fourth quarter of 2016.  The net impact in the fourth quarter of 2016, in comparison to the $200 million estimate recorded as of June 30, 2016, was $2.7 million of additional impairment beyond this initial estimate.

In addition to the above, the Company experienced a decline in operating results at several hospitals in the fourth quarter of 2016.  This led management to perform additional testing for impairment using a December 31, 2016 measurement date. As a result of this analysis, the Company recorded additional impairment of $38.8 million related to long-lived assets in the fourth quarter of 2016.  The carrying values of long-lived assets, including those classified as held for sale, are reported net of these impairment charges on the consolidated and combined balance sheet as of December 31, 2016.

2015 and 2014 Impairments

During the year ended December 31, 2015, the Company recorded an impairment charge of $13.0 million to reduce the carrying values of certain long-lived assets at seven of its hospitals to their estimated fair values. During the year ended December 31, 2014, the Company recorded an impairment charge of $1.0 million to reduce the carrying value of certain long-lived assets at one of its hospitals to their estimated fair values. The impairments for 2015 and 2014 were identified because of declining operating results and projections of future cash flows at these hospitals, which were caused by competitive and operational challenges specific to the markets in which these hospitals operate.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 —ACQUISITIONS AND DIVESTITURES

Acquisitions

HMA Hospitals Acquisition

On January 27, 2014, an indirect, wholly-owned subsidiary of CHS completed the acquisition of Hospital Management Associates, Inc. (“HMA”).  In connection with the Spin-off, CHS contributed to QHC the assets and liabilities of four HMA hospitals. The operations of these four hospitals have been included in the consolidated and combined financial statements of QHC from the date of CHS’ acquisition of HMA.  QHC recorded an opening balance sheet for the four HMA hospitals as of January 27, 2014, which was based on an allocation from CHS of the fair value of the assets acquired and liabilities assumed for these four hospitals.  QHC was also allocated through Due to Parent, net, $135.6 million of the total consideration paid for HMA.  The Company recognized the difference in this allocated consideration and the fair values of the assets acquired and liabilities assumed for these four hospitals as goodwill related to the acquisition.  The four HMA hospitals acquired by QHC included Barrow Regional Medical Center (56 licensed beds) located in Winder, Georgia; Clearview Regional Medical Center (77 licensed beds) located in Monroe, Georgia; Paul B. Hall Regional Medical Center (72 licensed beds) located in Paintsville, Kentucky and Sandhills Regional Medical Center (64 licensed beds) located in Hamlet, North Carolina.  See the section entitled “Divestitures” below related to the subsequent sales of two HMA hospitals in December 2016.

The following table provides a summary of the HMA purchase price allocation, based on the consideration paid for HMA which was allocated to QHC from CHS (in thousands):

Current assets	$31,888
Property and equipment	65,090
Goodwill	65,066
Other long-term assets	10,587
Liabilities	(35,116)
Noncontrolling interests	(1,906)
Total consideration allocated from CHS	$135,609

All Other Acquisitions

During the years ended December 31, 2016, 2015 and 2014, the Company acquired operating assets and the related businesses of certain physician practices, clinics and other ancillary businesses that operate within communities served by the Company’s hospitals.  Prior to the Spin-off, the Company was allocated the consideration paid for these facilities through Due to Parent, net.

The following table provides a summary of the combined purchase price allocation by year for the Company’s acquisitions, except for the HMA hospitals (in thousands):

	Year Ended December 31,
	2016	2015	2014

Current assets	$(343)	$422	$79
Property and equipment	851	3,190	786
Goodwill	129	6,788	5,451
Other long-term assets	—	564	69
Liabilities	16	(1,229)	—
Noncontrolling interests	132	(1,716)	—
Total consideration paid or allocated from CHS	$785	$8,019	$6,385

The table above includes adjustments to estimated amounts recognized, if any, that were recorded by the Company within the measurement period from the date of the respective acquisition.  In some cases, the adjustments may be negative.

Divestitures

Barrow Regional Medical Center

Effective December 31, 2016, the Company sold 56-bed Barrow Regional Medical Center and its affiliated outpatient facilities (“Barrow”), located in Winder, Georgia, for $6.6 million.  For the years ended December 31, 2016, 2015 and 2014, the Company’s operating results included pre-tax losses of $14.5 million, $6.2 million and $3.9 million related to Barrow.  In addition to the above, the Company recorded a $1.2 million net loss on the sale and $4.0 million of impairment to property, equipment and capitalized

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

software costs of Barrow during the year ended December 31, 2016.  See Note 3 — Impairment of Long-Lived Assets and Goodwill for additional information on impairment charges recorded by the Company during the year ended December 31, 2016.

Sandhills Regional Medical Center

Effective December 1, 2016, the Company sold 64-bed Sandhills Regional Medical Center and its affiliated outpatient facilities (“Sandhills”), located in Hamlet, North Carolina, for $7.2 million.  For the years ended December 31, 2016, 2015 and 2014, the Company’s  operating results included pre-tax losses of $6.9 million, $2.0 million and $2.3 million related to Sandhills.  In addition to the above, the Company recorded a $1.0 million net loss on the sale and $4.8 million of impairment to property, equipment and capitalized software costs of Sandhills during the year ended December 31, 2016.  See Note 3 — Impairment of Long-Lived Assets and Goodwill for additional information on impairment charges recorded by the Company during the year ended December 31, 2016.

NOTE 5 — PROPERTY AND EQUIPMENT

The following table provides a summary of the components of property and equipment (in thousands):

	December 31,
	2016	2015

Property and equipment, at cost:
Land and improvements	$84,474	$100,053
Building and improvements	782,892	853,853
Equipment and fixtures	592,463	616,667
Construction in progress	60,146	33,080
Total property and equipment, at cost	1,519,975	1,603,653
Less: Accumulated depreciation and amortization	(786,075)	(723,404)
Total property and equipment, net	$733,900	$880,249

Depreciation expense was $83.0 million, $90.9 million and $89.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.  See Note 6 — Goodwill and Intangible Assets for information on amortization expense recorded for property and equipment held under capital lease obligations.  The total amount of assets held under capital lease obligations, at cost, was $30.2 million and $23.4 million at December 31, 2016 and 2015, respectively, and $27.5 million and $22.4 million, net of accumulated amortization, at December 31, 2016 and 2015, respectively.

Purchases of property and equipment accrued in accounts payable were $15.7 million as of December 31, 2016.

See Note 3 — Impairment of Long-Lived Assets and Goodwill for information on impairment charges related to property and equipment recorded in the consolidated and combined statements of income for the years ended December 31, 2016, 2015 and 2014.

NOTE 6— GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table provides a summary of the changes in goodwill (in thousands):

	December 31,
	2016	2015

Balance at beginning of period	$541,704	$534,916
Acquisitions	129	6,788
Impairment	(125,000)	—
Balance at end of period	$416,833	$541,704

Goodwill related to the hospital operations reporting unit was $383.5 million and $508.4 million as of December 31, 2016 and December 31, 2015, respectively. Goodwill related to the hospital management advisory and consulting services reporting unit was $33.3 million at both December 31, 2016 and December 31, 2015.

See Note 3 — Impairment of Long-Lived Assets and Goodwill for a discussion of the goodwill impairment charges recorded by the Company during the year ended December 31, 2016.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Intangible Assets

The following table provides a summary of the components of intangible assets (in thousands):

	December 31,
	2016	2015

Finite-lived intangible assets:
Capitalized software costs:
Cost	$180,855	$194,941
Accumulated amortization	(118,391)	(98,004)
Capitalized software costs, net	62,464	96,937
Physician guarantee contracts:
Cost	11,355	16,594
Accumulated amortization	(6,329)	(9,560)
Physician guarantee contracts, net	5,026	7,034
Other finite-lived intangible assets:
Cost	44,342	43,275
Accumulated amortization	(33,059)	(29,351)
Other finite-lived intangible assets, net	11,283	13,924
Total finite-lived intangible assets
Cost	236,552	254,810
Accumulated amortization	(157,779)	(136,915)
Total finite-lived intangible assets, net	$78,773	$117,895

Indefinite-lived intangible assets:
Tradenames	$4,000	$4,000
Medical licenses and other indefinite-lived intangible assets	2,209	7,355
Total indefinite-lived intangible assets	$6,209	$11,355

Total intangible assets:
Cost	$242,761	$266,165
Accumulated amortization	(157,779)	(136,915)
Total intangible assets, net	$84,982	$129,250

During the year ended December 31, 2016, the Company recorded $18.9 million of impairment charges related to capitalized software costs. See Note 3 — Impairment of Long-Lived Assets and Goodwill for additional information on these impairment charges.

As of December 31, 2016, the Company had $2.7 million of capitalized software costs that are currently in the development stage. Amortization of these capitalized costs will begin once the software projects are complete and ready for their intended use.

Amortization Expense

The following table provides a summary of the components of amortization expense (in thousands):

	Year Ended December 31,
	2016	2015	2014

Amortization of finite-lived intangible assets:
Capitalized software costs	$25,193	$27,317	$26,991
Physician guarantee contracts	3,108	3,951	5,149
Other finite-lived intangible assets	2,866	3,334	3,585
Total amortization expense related to finite-lived intangible assets	31,167	34,602	35,725
Amortization of leasehold improvements and property and equipment assets held under capital lease obligations	3,111	2,496	2,610
Total amortization expense	$34,278	$37,098	$38,335

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2016, the weighted-average remaining amortization period of the Company’s intangible assets subject to amortization, except for capitalized software costs and physician guarantee contracts, was approximately 5.5 years.

Total estimated future amortization expense for the next five years and thereafter related to intangible assets follows (in thousands):

2017	$23,217
2018	16,810
2019	12,813
2020	9,212
2021	8,812
Thereafter	7,909
Total estimated future amortization expense	$78,773

NOTE 7 — LONG-TERM DEBT

The following table provides a summary of the components of long-term debt (in thousands):

	December 31,
	2016	2015

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$—
Term Loan Facility, maturing 2022	868,419	—
ABL Credit Facility, maturing 2021	—	—
Senior Notes, maturing 2023	400,000	—
Unamortized debt issuance costs and discounts	(48,764)	—
Capital lease obligations	25,588	22,323
Other debt	1,582	1,092
Total debt	1,246,825	23,415
Less: Current maturities of long-term debt	(5,683)	(7,915)
Total long-term debt	$1,241,142	$15,500

Due to Parent, net	$—	$1,800,908

In connection with the Spin-off, the Company entered into two credit agreements and issued senior notes.  In addition, the previous indebtedness with CHS, which was classified on the consolidated and combined balance sheets as Due to Parent, net, was fully settled.  See Note 1 — Description of the Business and Spin-off and Note 18 — Related Party Transactions for additional information on the use of proceeds from the new debt instruments and the settlement of Due to Parent, net.

Senior Credit Facility

On April 29, 2016, the Company entered into a credit agreement (the “CS Agreement”), among the Company, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent and collateral agent. On April 11, 2017, the Company executed an agreement with its Senior Credit Facility lenders to amend certain provisions of its Senior Credit Facility (the “CS Amendment”).

The CS Agreement provides for an $880 million senior secured term loan facility (the “Term Loan Facility”) and a $100 million senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”).  The Term Loan Facility was issued at a discount of $17.6 million, or 98% of par value, and has a maturity date of April 29, 2022, subject to customary acceleration events and repayment, extension or refinancing.  The Revolving Credit Facility has a maturity date of April 29, 2021, subject to certain customary acceleration events and repayment, extension or refinancing.  The CS Amendment reduced the Revolving Credit Facility’s capacity from $100 million to $87.5 million until December 31, 2017, at which time the capacity decreases to $75.0 million.

The CS Agreement contains customary covenants, including a maximum permitted Secured Net Leverage Ratio, as determined based on 12 month trailing Consolidated EBITDA, as defined in the CS Agreement.  As of December 31, 2016, the Company had a Secured Net Leverage Ratio of 3.93 to 1.00, which was below the maximum permitted ratio of 4.50 to 1.00.  On April 11, 2017, the

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Company executed the CS Amendment with its Senior Credit Facility lenders to amend the calculation of the Secured Net Leverage Ratio beginning January 1, 2017 to December 31, 2018, among other provisions.  The CS Amendment raised the minimum Secured Net Leverage Ratio required for the Company to remain in compliance, and also changed the calculation of compliance for specified periods.

After giving effect to the CS Amendment, the maximum Secured Net Leverage Ratio permitted under the CS Agreement, as determined based on 12 month trailing Consolidated EBITDA, which is defined in the CS Amendment, follows:

Maximum
Secured Net
Period	Leverage Ratio

Period from January 1, 2017 to June 30, 2017	4.50 to 1.00
Period from July 1, 2017 to December 31, 2018	4.75 to 1.00
Period from January 1, 2019 and thereafter	4.00 to 1.00

In addition to amending the calculation of the Secured Net Leverage Ratio and the Maximum Secured Net Leverage Ratio, the CS Amendment also affects other terms of the CS Agreement:

•

Through December 31, 2018, the Company is required to use asset sales proceeds to make mandatory redemptions under the Term Loan Facility. After December 31, 2018, the Company is required to use asset sale proceeds to make mandatory redemptions under the Term Loan Facility to the extent those proceeds are not expected to be reinvested within 15 months.

•

Through December 31, 2018, the Company may request to exercise Incremental Term Loan Commitments, as defined in the CS Agreement, only if the Secured Net Leverage Ratio, adjusted for the requested Incremental Term Loan borrowing, is below 3.35 to 1.00. After December 31, 2018, the Company may request to exercise Incremental Term Loan Commitments for the greater of $100 million or an amount which would produce a Secured Net Leverage Ratio of 3.35 to 1.00.

•

Through December 31, 2018, the Company is allowed to incur Permitted Additional Debt, as defined in the CS Agreement, only if the Total Leverage Ratio, adjusted for the Permitted Additional Debt, is below 4.50 to 1.00. After December 31, 2018, the Company may incur Permitted Additional Debt so long as the Total Leverage Ratio, adjusted for the Permitted Additional Debt, is below 5.50 to 1.00.

Prior to the CS Amendment, interest under the Term Loan Facility accrued, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%. The effective interest rate on the Term Loan Facility was 7.70% as of December 31, 2016.  Following the CS Amendment, interest under the Term Loan Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%.  Interest under the Revolving Credit Facility accrued, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS. Amendment.  If the CS Amendment was effective as of December 31, 2016, the effective interest rate on the Term Loan Facility would have been 8.73%.

Borrowings from the Revolving Credit Facility are available to be used for working capital and general corporate purposes.  As of December 31, 2016, the Company had no borrowings outstanding on the Revolving Credit Facility and had $6.5 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation liability insurance as security for the payment of claims.

ABL Credit Facility

On April 29, 2016, the Company entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among the Company, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). The available borrowings from the ABL Credit Facility will be used for working capital and general corporate purposes.  As of December 31, 2016, the Company had no borrowings outstanding on the ABL Credit Facility.

The ABL Credit Facility has a maturity date of April 29, 2021, subject to customary acceleration events and repayment, extension or refinancing. Interest under the ABL Credit Facility accrues, at the option of the Company, at a base rate or LIBOR, subject to

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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

The ABL Credit Facility has a “Covenant Trigger Event” definition that requires the Company to maintain excess availability under the ABL Credit Facility equal to or greater than the greater of (i) $12.5 million and (ii) 10% of the aggregate commitments under the ABL Credit Facility.  At December 31, 2016, the Company had excess availability of $118.9 million.  If a Covenant Trigger Event occurs, then the Company is required to maintain a minimum Consolidated Fixed Charge Ratio of 1.10 to 1.00 until such time that a Covenant Trigger Event is no longer continuing. In addition, if excess availability under the ABL Credit Facility were to fall below the greater of (i) 12.5% of the aggregate commitments under the ABL Credit Facility and (ii) $15.0 million, then a “Cash Dominion Event” would be triggered upon which the lenders could assume control of the Company’s cash.

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

Senior Notes

On April 22, 2016, QHC issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations of the Company guaranteed on a senior basis by certain of the Company’s subsidiaries (the “Guarantors”).  The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016.  Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months.  The effective interest rate on the Senior Notes was 12.469% as of December 31, 2016.

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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

The following table provides a summary of the redemption dates and prices related to the Senior Notes:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

The following table provides a summary of unamortized debt issuance costs and discounts (in thousands):

	December 31,
	2016	2015

Debt issuance costs	$29,146	$—
Debt discounts	24,536	—
Total debt issuance costs and discounts at origination	53,682	—
Less: Amortization of debt issuance costs and discounts	(4,918)	—
Total unamortized debt issuance costs and discounts	$48,764	$—

Prior to the Spin-off, the Company had no capitalized costs for debt issuance, discounts or premiums.

Capital Lease Obligations and Other Debt

The Company’s debt arising from capital lease obligations primarily relates to its new corporate office in Brentwood, Tennessee.  As of December 31, 2016, this capital lease obligation was $18.7 million.  The remainder of the Company’s capital lease obligations relate to property and equipment at its hospitals and corporate office.  Other debt consists of physician loans and miscellaneous notes payable to banks.  See Note 19 — Commitments and Contingencies for additional information on the corporate office lease.

Debt Maturities

The following table provides a summary of debt maturities for the next five years and thereafter (in thousands):

2017	$5,683
2018	10,518
2019	10,144
2020	10,251
2021	10,357
Thereafter	1,248,636
Total debt, excluding unamortized debt issuance costs and discounts	$1,295,589

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Interest Expense, Net

The following table provides a summary of the components of interest expense, net (in thousands):

	Year Ended December 31,
	2016	2015	2014

Senior Credit Facility:
Revolving Credit Facility	$330	$—	$—
Term Loan Facility	40,719	—	—
ABL Credit Facility	342	—	—
Senior Notes	32,166	—	—
Amortization of debt issuance costs and discounts	4,918	—	—
All other interest expense (income), net	(849)	283	(639)
Total interest expense, net, from long-term debt	77,626	283	(639)
Due to Parent, net	35,814	98,007	93,565
Total interest expense, net	$113,440	$98,290	$92,926

NOTE 8 — OTHER LONG-TERM LIABILITIES

The following table provides a summary of the components of other long-term liabilities (in thousands):

	December 31,
	2016	2015

Professional and general liability insurance reserves	$74,194	$77,423
Workers' compensation liability insurance reserves	17,416	20,507
Benefit plan liabilities	10,722	3,376
Deferred rent	4,001	3,770
Other miscellaneous long-term liabilities	2,663	3,065
Total other long-term liabilities	$108,996	$108,141

See Note 19 — Commitments and Contingencies for additional information about the Company’s insurance reserves.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Company utilizes the U.S. GAAP fair value hierarchy. The fair value hierarchy distinguishes between market participant assumptions that are based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The inputs used to measure fair value are classified into the following fair value hierarchy:

•	Level 1: Quoted market prices in active markets for identical assets and liabilities.
•	Level 2: Observable market-based inputs or observable inputs that are corroborated by market data.
•

Level 3: Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 includes values determined using pricing models, discounted cash flow methodologies, or similar techniques reflecting the Company’s own assumptions.

Fair Value of Financial Instruments

The carrying values of the Company’s cash and cash equivalents, patient accounts receivable, amounts due from and due to third-party payors, and accounts payable approximate their fair values due to the short-term maturity of these financial instruments.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The Company recorded impairment charges related to long-lived assets and goodwill during the year ended December 31, 2016. See Note 3 — Impairment of Long-Lived Assets and Goodwill. The assessment of fair value was based on Level 3 inputs, as the valuation methodologies used to determine impairment were based on internal projections and unobservable inputs. The portion of impairment related to hospital assets held for sale was determined based on Level 2 inputs, as the valuation methodologies used to determine impairment considered letters of intent received on these hospitals.

The following table provides a summary of the carrying values and estimated fair values of the Company’s long-term debt (in thousands):

	December 31,
	2016		2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Revolving Credit Facility	$—	$—	$—	$—
Term Loan Facility	868,419	849,427	—	—
ABL Credit Facility	—	—	—	—
Senior Notes	400,000	334,720	—	—
Other debt	27,170	27,170	23,415	23,415
Total long-term debt, excluding unamortized debt issuance costs and discounts	$1,295,589	$1,211,317	$23,415	$23,415

The Company considers the fair value of its debt instruments to be measured based on Level 2 inputs. Information about the valuation methodologies used in the determination of the fair values for the Company’s debt instruments follows:

•

Credit facilities.  The estimated fair value is based on publicly available trading activity and supported with information from the Company’s lending institutions regarding relevant pricing for trading activity.

•	Senior notes. The estimated fair value is based on the closing market price for these notes.
•

All other debt.  The carrying values of the Company’s debt instruments, including capital lease obligations, physician loans and miscellaneous notes payable to banks, approximate their estimated fair values due to the nature of these obligations.

NOTE 10 — LEASES

The Company leases certain office buildings and items of equipment under capital and operating lease agreements. All leases generally require the payment of maintenance, repairs, property taxes and insurance costs. See Note 7 — Long-Term Debt and Note 14 — Additional Cash Flow Information for additional information on the Company’s capital lease obligations.

The following table provides a summary of the Company’s commitments relating to non-cancellable operating and capital leases for each of the next five years and thereafter (in thousands):

Year Ending December 31,	Operating (1)	Capital

2017	$31,779	$2,644
2018	24,407	2,523
2019	19,189	2,552
2020	13,964	2,590
2021	9,477	2,628
Thereafter	18,758	23,039
Total minimum future payments	$117,574	35,976
Less: Imputed interest		(10,388)
Total capital lease obligations		25,588
Less: Current portion		(1,185)
Total long-term capital lease obligations		$24,403

(1)	Minimum lease payments have not been reduced by minimum sublease rentals due in the future of $3.8 million.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 — EQUITY

Preferred Stock

In connection with the Spin-off, the Company authorized 100,000,000 shares of preferred stock, par value of $0.0001 per share.  No shares have been issued as of December 31, 2016.  The Board has the discretion, subject to limitations prescribed by Delaware law and by its amended and restated certificate of incorporation, to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock, when and if issued.

Common Stock

In connection with the Spin-off, the Company authorized 300,000,000 shares of common stock, par value of $0.0001 per share, and issued 28,412,054 shares of common stock on April 29, 2016 to CHS stockholders of record on the Record Date, or April 22, 2016.  The common stock began “regular-way” trading on the NYSE on May 2, 2016 under the ticker symbol “QHC”.  As of December 31, 2016, the Company had 29,482,050 shares of common stock issued and outstanding.

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

Additional Paid-in Capital

In connection with the Spin-off, the Company issued common stock, as described above, to CHS stockholders.  In addition, pursuant to the Separation and Distribution Agreement, CHS contributed capital in excess of par value of common stock of $530.6 million, in lieu of a cash settlement payment, related to the remaining intercompany indebtedness with CHS and the Parent’s equity attributable to CHS.  See Note 1 — Description of the Business and Spin-off for a summary of the major transactions that occurred on April 29, 2016 to effect the Spin-off.

Accumulated Deficit

Accumulated deficit of the Company, as shown on the consolidated and combined balance sheet as of December 31, 2016, represents the Company’s cumulative net losses since the Spin-off.  The cumulative earnings and losses of the Company prior to the Spin-off were included in Due to Parent, net, in the consolidated and combined balance sheets.

Parent’s Equity

Prior to the Spin-off, the purchase of shares from noncontrolling interest partners and the changes in valuation of redeemable shares of noncontrolling interests investments were accounted for as Parent’s equity in the consolidated and combined balance sheets.  Parent’s equity was reclassified as additional paid-in capital in connection with the Spin-off.

NOTE 12 — INCOME TAXES

The Company, or one of its subsidiaries, is subject to U.S. federal income tax and income taxes of multiple state jurisdictions.  The Company provides for income taxes based on the enacted tax laws and rates in jurisdictions in which it conducts its operations.  Prior to the Spin-off, the Company was included in the consolidated federal, state and local income tax returns filed by CHS and calculated income taxes for the purpose of carve-out financial statements using the “separate return method”.  The Company deemed the amounts that it would have paid to or received from the U.S. Internal Revenue Service and certain state jurisdictions, had QHC not been a member of CHS’ consolidated tax group, to be immediately settled with CHS through Due to Parent, net in the consolidated and combined balance sheets. The Company is filing its own consolidated federal, state and local income tax returns after the Spin-off.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of the components of the provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2016	2015	2014

Current:
Federal	$—	$—	$—
State	530	762	572
Total provision for (benefit from) current income taxes	530	762	572
Deferred:
Federal	(51,177)	1,749	4,790
State	(3,228)	793	217
Total provision for (benefit from) deferred income taxes	(54,405)	2,542	5,007
Total provision for (benefit from) income taxes	$(53,875)	$3,304	$5,579

The following table reconciles the differences between the statutory federal income tax rate and the Company’s effective tax rate (dollars in thousands):

	Year Ended December 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%

Provision for (benefit from) income taxes at statutory federal tax rate	$(139,685)	35.0%	$2,814	35.0%	$4,527	35.0%
State income taxes, net of federal income tax benefit	(47,749)	12.0%	(171)	(2.1)%	(1,202)	(9.3)%
Net (income) loss attributable to noncontrolling interests	(872)	0.2%	(1,189)	(14.8)%	157	1.2%
Non-deductible goodwill and Spin-off costs	36,009	(9.0)%	—	—%	—	—%
Change in valuation allowance	94,745	(23.7)%	1,459	18.2%	1,791	13.8%
All other	3,677	(1.0)%	391	4.8%	306	2.4%
Total provision for (benefit from) income taxes and effective tax rate	$(53,875)	13.5%	$3,304	41.1%	$5,579	43.1%

Deferred income taxes are based on the estimated future tax effects of differences between the financial statement carrying values and tax bases of assets and liabilities under the provisions of the enacted tax laws.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of the components of deferred income tax assets and liabilities (in thousands):

	December 31,
	2016		2015
	Assets	Liabilities	Assets	Liabilities

Net operating loss and credit carryforwards	$72,195	$—	$53,558	$—
Property and equipment	—	10,447	—	80,429
Prepaid expenses	—	6,874	—	7,206
Goodwill and intangible assets	—	27,193	—	36,828
Investments in unconsolidated affiliates	298	—	—	1,772
Other current and long-term liabilities	39,112	965	25,634	776
Accounts receivable	1,532	10,290	5,561	1,841
Accrued vacation	9,506	—	9,209	—
Accrued liabilities	251	—	440	—
Deferred compensation	10,208	—	637	—
Other current and long-term assets	5,462	53	1,370	—
Total deferred income tax assets and liabilities, before valuation allowance	138,564	55,822	96,409	128,852
Valuation allowance	(114,216)	—	(8,587)	—
Total deferred income tax assets and liabilities	$24,348	$55,822	$87,822	$128,852
Total deferred income tax liabilities, net		$31,474		$41,030

At the end of 2016, the Company had federal net operating loss carryforwards of approximately $70.0 million, which will begin expiring in 2037. The Company also had state net operating loss carryforwards of approximately $635.1 million, which expire from 2017 to 2037. The Company has concluded that it is not more likely than not that it will realize the benefit of its deferred tax assets, and as a result, has recognized a valuation allowance of approximately $114.2 million. With respect to the deferred tax liability pertaining to goodwill and other intangibles, as included above, goodwill purchased in connection with certain business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill. As the Company does not expect to realize the state deferred tax assets, it has not recognized the corresponding federal benefit, and as such, the amounts presented above for 2016 do not include the benefit.  The 2015 amounts do include the federal benefit associated with the state deferred balances, as the Company anticipated realizing the benefits of its deferred tax assets at that time.

The valuation allowance increased by $105.6 million and $1.5 million for the years ended December 31, 2016 and 2015, respectively. The increase in valuation allowance for 2016 relates to the Company’s determination that the deferred tax assets, as described above, are not more likely than not to be realized. Of the 2016 increase, $10.0 million was allocated to additional paid-in capital as it relates to the Company’s pre-spin operating results, $0.9 million relates to deferred tax assets recorded through other comprehensive income, and the remainder, $94.7 million was recorded through tax expense. The change in valuation allowance for 2015 relates to the expected future realization of state net operating losses in certain income tax jurisdictions.

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all tax years subject to examination based on management’s evaluation of the facts, circumstances, and information available at the reporting date. The Company is not aware of any unrecognized tax benefits; and therefore has not recorded any such amounts for the years ended December 31, 2016, 2015 and 2014.  The Company classified interest and penalties, if any, related to its tax positions as a component of income tax expense in the consolidated and combined statements of income.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 — EARNINGS PER SHARE

The following table provides a summary of the computation of basic and diluted earnings (loss) per share (in thousands, except earnings per share and shares):

	Year Ended December 31,
	2016	2015	2014

Numerator:
Net income (loss)	$(345,197)	$4,735	$7,353
Less: Net income (loss) attributable to noncontrolling interests	2,491	3,398	(448)
Net income (loss) attributable to Quorum Health Corporation	$(347,688)	$1,337	$7,801
Denominator:
Weighted-average shares outstanding - basic and diluted	28,413,247	28,412,054	28,412,054

Basic and diluted earnings (loss) per share attributable to Quorum Health Corporation stockholders	$(12.24)	$0.05	$0.27

For comparative purposes, the Company used 28,412,054 shares as the number of basic and diluted shares outstanding for all periods prior to the Spin-off, including the period from January 1, 2016 to April 28, 2016, in calculating basic and diluted earnings (loss) per share.  This number of shares represents the number of shares issued on the Spin-off date.

Due to the net loss attributable to Quorum Health Corporation for the year ended December 31, 2016, no incremental shares are included in diluted earnings (loss) per share for these periods because the net effect of the shares would be anti-dilutive.  No incremental shares were considered for any periods prior to the Spin-off.

NOTE 14 — ADDITIONAL CASH FLOW INFORMATION

During the year ended December 31, 2016, the Company reclassified certain assets and liabilities as held for sale, which are included as separate line items on the consolidated and combined balance sheet as of December 31, 2016.  In addition, the Company recorded certain opening balance sheet adjustments in the second and fourth quarters of the year ended December 31, 2016, which included non-cash components, that were primarily transfers of assets and liabilities from CHS to effect the Spin-off. See Note 1 — Description of the Business and the Spin-off.

NOTE 15 — SEGMENTS

The Company operates in two distinct operating segments, its hospital operations business and its management advisory and consulting services business.  The hospital operations segment includes the operations of the Company’s general acute care hospitals and affiliated outpatient service facilities that provide inpatient and outpatient healthcare services.  Prior to the Spin-off, management fees allocated from Parent were included in the hospital operations segment within the measure of segment profit or loss.  Subsequent to the Spin-off the Company began presenting general and administrative costs for corporate functions as a component of the all other reportable segment.  The hospital management advisory and consulting services segment includes the operations of QHR.  Only the hospital operations segment meets the criteria as a separate reportable segment.  The financial information for QHR has been combined with the Company’s corporate functions and reported below as part of the all other reportable segment.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of financial information related to the Company’s segments (in thousands):

	Year Ended December 31,
	2016	2015	2014

Net operating revenues:
Hospital operations	$2,052,751	$2,096,831	$2,049,193
All other	85,716	90,507	96,307
Total net operating revenues	$2,138,467	$2,187,338	$2,145,500

Adjusted EBITDA:
Hospital operations	$184,000	$249,375	$251,309
All other	(21,078)	14,292	13,516
Total Adjusted EBITDA	$162,922	$263,667	$264,825

Capital expenditures for property and equipment:
Hospital operations	$44,903	$59,272	$68,889
All other	35,017	183	177
Total capital expenditures for property and equipment	$79,920	$59,455	$69,066

	December 31,
	2016	2015

Assets:
Hospital operations	$1,802,121	$2,256,557
All other	192,249	38,299
Total assets	$1,994,370	$2,294,856

The following table provides a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable U.S. GAAP financial measure (in thousands):

	Year Ended December 31,
	2016	2015	2014

Adjusted EBITDA	$162,922	$263,667	$264,825
Interest expense, net	(113,440)	(98,290)	(92,926)
Provision for (benefit from) income taxes	53,875	(3,304)	(5,579)
Depreciation and amortization	(117,288)	(128,001)	(127,593)
Legal, professional and settlement costs	(7,342)	—	(30,374)
Impairment of-long-lived assets and goodwill	(291,870)	(13,000)	(1,000)
Loss on sale of hospitals, net	(2,150)	—	—
Transaction costs related to the Spin-off	(5,488)	(16,337)	—
Severance costs for post-spin headcount reductions	(1,617)	—	—
Change in estimate related to collectability of patient accounts receivable	(22,799)	—	—
Net income (loss)	$(345,197)	$4,735	$7,353

NOTE 16 — STOCK-BASED COMPENSATION

On April 1, 2016, the Company adopted the Quorum Health Corporation 2016 Stock Award Plan (“2016 Stock Award Plan”).  The Company filed a Registration Statement on Form S-8 on April 29, 2016 to register 4,700,000 shares of QHC common stock that may be issued under the plan.

As defined in the Separation and Distribution Agreement, QHC and CHS employees who held CHS restricted stock awards on the Record Date received QHC restricted stock awards for the number of whole shares, rounded down, of QHC common stock that they would have received as a shareholder of CHS as if the underlying CHS stock were unrestricted on the Record Date, except, that with

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

respect to a portion of CHS restricted stock awards granted to any QHC employees on March 1, 2016, as discussed above, that were cancelled and forfeited on the Spin-off date. The QHC restricted stock awards received by QHC and CHS employees in connection with the Spin-off vest on the same terms as the CHS restricted stock awards to which they relate, through the continued service by such employees with their respective employer. CHS restricted stock awards were adjusted by increasing the number of shares of CHS stock subject to restricted stock awards by an amount of whole shares, rounded down, necessary to preserve the intrinsic value of such awards at the Spin-off date.  QHC did not issue any stock options as part of the distribution of shares to holders of CHS stock options.

A summary of the activity related to unvested QHC restricted stock awards held by QHC and CHS employees from the Spin-off date through December 31, 2016 follows:

	QHC Awards Distributed in Spin-off
	QHC Employees	CHS Employees	Total

Unvested restricted stock awards at Spin-off date	54,321	638,088	692,409
Vested	(1,317)	(6,098)	(7,415)
Forfeited	(542)	(10,465)	(11,007)
Unvested restricted stock awards at December 31, 2016	52,462	621,525	673,987

On May 3, 2016, the Compensation Committee of the Board of Directors (the “Compensation Committee”) granted 460,000 performance-based restricted stock awards to the Company’s executive officers. The grants were made pursuant to the 2016 Stock Award Plan and a performance-based restricted stock award agreement. If the performance-based objectives are attained in accordance with the targets set forth in the performance-based restricted stock award agreement, the restrictions on the restricted stock awards will lapse in equal installments on each of the first three anniversaries of the grant date.

On May 3, 2016, the Compensation Committee granted 551,005 time-vested restricted stock awards to certain employees of the Company.  The grants were made pursuant to the 2016 Stock Award Plan and a restricted stock award agreement.  The restrictions on the time-vested restricted stock awards will lapse in equal installments on each of the first three anniversaries of the grant date, except for 106,005 restricted stock awards, referred to by the Company as recoupment awards, which have a different vesting period.  The recoupment awards were issued to a select group of QHC employees that were granted restricted stock awards by CHS on March 1, 2016.  Pursuant to the Separation and Distribution Agreement, two-thirds of the shares granted to the QHC employee group on this grant date were canceled by CHS in connection with the Spin-off.  The recoupment awards were issued by QHC and included in the May 3, 2016 grant of QHC restricted stock awards for the purpose of restoring the benefit previously provided by CHS to this employee group.  Restrictions on the recoupment awards lapse in equal installments on the second and third anniversaries of the grant date.

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

A summary of the activity related to QHC unvested restricted stock awards granted subsequent to the Spin-off follows:

	QHC Awards Granted
	Subsequent to Spin-off
		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Unvested restricted stock awards at Spin-off date	—	$—
Granted	1,081,005	12.77
Vested	—	—
Forfeited	—	—
Unvested restricted stock awards at December 31, 2016	1,081,005	$12.77

Following the Spin-off, the Company began recording stock-based compensation expense related to the vesting of QHC restricted stock awards issued to QHC employees on the Spin-off date, CHS restricted stock awards held by QHC employees on the Spin-off date, and restricted stock awards granted by QHC on May 3, 2016. Stock-based compensation expense is recorded in salaries and benefits for periods following the Spin-off. Prior to the Spin-off, an estimated portion of CHS’ stock-based compensation expense was allocated to QHC through the monthly corporate management fee from CHS, which was recorded in other operating expenses in the

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

consolidated and combined statements of income, and therefore is not included in stock-based compensation expense in the table below.  The estimated costs allocated to QHC from CHS were $2.3 million, $7.0 million and $5.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification Topic 718, “Compensation — Stock Compensation”.  Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service periods. Determining the fair value of stock-based awards at the grant date requires the exercise of judgment, including the number of stock-based awards that are expected to be forfeited. If actual forfeitures differ from the Company’s estimates, stock-based compensation expense and the Company’s results of operations would be impacted.

A summary of stock-based compensation expense follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

Stock-based compensation resulting from the Spin-off	$3,089	$—	$—
Stock-based compensation related to grants following the Spin-off	4,352	—	—
Total stock-based compensation expense	$7,441	$—	$—

As of December 31, 2016, the Company had unrecognized stock-based compensation expense of $2.6 million related to the outstanding unvested QHC and CHS restricted stock awards held by QHC employees as of the Spin-off date and the QHC restricted stock awards granted subsequent to the Spin-off.

NOTE 17 — EMPLOYEE BENEFIT PLANS

Following the Spin-off, the Company maintains various benefit plans, including defined contribution plans, a defined benefit plan and deferred compensation plans, of which certain of the Company’s subsidiaries are the plan sponsors.  The rights and obligations of these plans were transferred from CHS in connection with the Spin-off, pursuant to the Separation and Distribution Agreement.

Defined Contribution Plans

The Quorum Health Retirement Savings Plan (the “RSP”) is a defined contribution plan established on January 1, 2016 by CHS in anticipation of the Spin-off. Prior to the Spin-off, the cumulative liability for these benefit costs was recorded in Due to Parent, net in the combined balance sheets.  The assets and liabilities under this plan were transferred to QHC in connection with the Spin-off.  The RSP covers the majority of the employees at the Company’s subsidiaries. Total expense to the Company under all defined contribution plans was $13.6 million, $13.0 million and $13.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The benefit costs associated with the RSP are recorded as salaries and benefits expense in the consolidated and combined statements of income for all periods

Deferred Compensation Plans

Certain of the Company’s employees participate in CHS’ unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation.  The election period for those employees continued under the CHS plan through December 31, 2016. In 2017, the corresponding plan assets and liabilities will be transferred to a new plan established by QHC, pursuant to the Employee Matters Agreement, as described below. The estimated liability under these plans at December 31, 2016 was approximately $23 million.

On August 18, 2016, the Compensation Committee of the Board adopted the Executive Nonqualified Excess Plan Adoption Agreement (the “Adoption Agreement”) and the Executive Nonqualified Excess Plan Document (the “Plan Document”), that together, the Adoption Agreement names as the QHCCS, LLC Nonqualified Deferred Compensation Plan (the “NQDCP”). The NQDCP is an unfunded, nonqualified deferred compensation plan that provides deferred compensation benefits for a select group of management, highly compensated employees and independent contractors of the Company’s wholly-owned subsidiary, QHCCS, LLC, a Delaware limited liability company (“QHCCS”), including the Company’s named executive officers. The NQDCP permits participants to defer a portion of their annual base salary, service bonus and performance-based compensation, as well as up to 100% of their incentive compensation in any calendar year. In addition to participant deferrals, QHCCS and/or its affiliates may make discretionary credits to participants’ accounts for any year. The estimated liability under this plan at December 31, 2016 was approximately $0.1 million.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Supplemental Executive Retirement Plans

On April 1, 2016, the Board adopted the Quorum Health Corporation Supplemental Executive Retirement Plan (the “Original SERP Plan”). Pursuant to the EMA between the Company and CHS, the Company assumed all liabilities for all obligations under the Original SERP Plan for the benefits of QHC employees, as defined in the EMA, except that no additional benefits were to accrue under the Original SERP Plan following the Spin-off.  The accrued benefit liability for the Original SERP Plan that was transferred to the Company in connection with the Spin-off was $6.0 million.  There were no assets transferred to the Company related to the Original SERP Plan in connection with the Spin-off.

On May 24, 2016, the Board, upon recommendation of the Compensation Committee, approved the Company’s Amended and Restated Supplemental Executive Retirement Plan (the “Amended and Restated SERP”), in order to accrue additional benefits with respect to QHC employees who otherwise qualify as “Participants” under the Amended and Restated SERP.  The Amended and Restated SERP is a noncontributory non-qualified deferred compensation plan under Section 409A of the Internal Revenue Code. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for the net periodic benefit costs of the Amended and Restated SERP.  The benefit obligations under this plan were unfunded as of December 31, 2016.

A summary of the components of net periodic benefit costs follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

Service cost	$1,270	$—	$—
Interest cost	237	—	—
Amortizations:
Plan service cost (credit)	268	—	—
Net loss (gain)	12	—	—
Total net periodic benefit cost	$1,787	$—	$—

A summary of the weighted-average assumptions used by the Company to determine net periodic benefit costs follows:

	Year Ended December 31,
	2016	2015	2014

Discount rate	3.2%	—%	—%
Rate of compensation increase	3.0%	—%	—%

A summary of changes recognized in other comprehensive income (loss) follows (in thousands):

	December 31,
	2016	2015

Prior service cost (credit)	$2,949	$—
Net loss (gain) arising during period	14	—
Amounts recognized as a component of net periodic benefit cost:
Amortization or curtailment recognition of prior service (cost) credit	(264)	—
Amortization or settlement recognition of net gain (loss)	(3)	—
Total recognized in other comprehensive loss (income)	$2,696	$—

The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost for the year ended December 31, 2017 is $0.4 million.  The estimated actuarial loss that will be amortized or recognized from accumulated other comprehensive income into net periodic benefit cost is minimal.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

A summary of changes in the benefit obligation follows (in thousands):

	December 31,
	2016	2015

Change in benefit obligation
Benefit obligation transferred from the Spin-off	$5,964	$—
Service cost	1,270	—
Interest cost	190	—
Plan amendments	2,921	—
Actuarial (gain) loss	(911)	—
Benefit obligation at end of year	$9,434	$—

As of December 31, 2016, the current and long-term portions of the benefit liability were $2.3 million and $7.1 million, respectively.  The current portion is included in accrued salaries and benefits and the long-term portion is included in other long-term liabilities in the consolidated and combined balance sheet.  The accumulated benefit obligation at December 31, 2016 was $7.0 million.

A summary of the weighted-average assumptions used by the Company to determine its benefit obligation follows:

	December 31,
	2016	2015

Discount rate	3.6%	—%
Rate of compensation increase	2.0%	—%

A summary of expected future benefit payments for the next five years and the five years thereafter follows (in thousands):

2017	$2,275
2018	—
2019	—
2020	—
2021	1,288
Five years thereafter	10,780
Total	$14,343

The expected payment for the year ended December 31, 2017 is related to an executive who retired in December 2016.

Director’s Fees Deferral Plan

On September 16, 2016, the Board adopted the Quorum Health Corporation Director’s Fees Deferral Plan (the “Director’s Plan”). The Director’s Plan is effective beginning January 1, 2017. Pursuant to the Director’s Plan, members of the Board may elect to defer and accumulate fees, including retainer fees and fees for attendance at Board meetings and Board committees. A director may elect that all or any specified portion of the director’s fees to be earned during a calendar year be credited to a director’s cash account and/or a director’s stock unit account maintained on the individual director’s behalf in lieu of payment. Payment of amounts credited to a director’s cash account and stock unit account will be made upon a payment commencement event, as defined in the Director’s Plan, in accordance with the payment method elected by the individual director, either in lump sum or in a number of annual installments, not to exceed 15 installments. The Director’s Plan extends to directors of the Board not employed by the Company or any of its subsidiaries. Pursuant to the Director’s Plan, the Company registered and made available for issuance under the Director’s Plan a maximum of 150,000 shares of QHC common stock.

Defined Benefit Pension Plan

QHC provides benefits to employees at one of its hospitals through a defined benefit plan (the “Pension Plan”). The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are in accordance with the minimum funding requirements of the ERISA, as amended. The Company expects to make contributions to the Pension Plan for the full year 2017 of $0.5 million. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for the net periodic benefit costs of the Pension Plan. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations, net periodic benefit cost and funding requirements in future periods. The weighted-average assumptions used for determining the net periodic benefit costs for the year ended December 31, 2016 were a discount rate of 3.75%, an annual salary increase of 3.0% and an expected long-term rate of return on assets of 7.0%. Benefits

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

expense related to the Pension Plan was $0.3 million for each of the years ended December 31, 2016, 2015 and 2014. QHC recognizes the unfunded liability of the Pension Plan in other long-term liabilities in the consolidated and combined balance sheets. Unrecognized gains (losses) and prior service credits (costs) are recorded as other comprehensive income (loss).  The accrued benefit liability for the Pension Plan was $1.1 million at December 31, 2016.

NOTE 18 — RELATED PARTY TRANSACTIONS

CHS was a related party to QHC prior to the Spin-off.  The significant transactions and balances with CHS prior to the Spin-off and the agreements between QHC and CHS as of and subsequent to the Spin-off are described below.

Carve-Out from Parent

Prior to the Spin-off, QHC did not operate as a separate company and stand-alone financial statements were not prepared. Historically, QHC was managed and operated in the normal course of business with all other hospitals and affiliates of CHS. Accordingly, for the purposes of the carve-out financial statements related to the Spin-off, a combined opening balance sheet for the QHC hospitals and QHR was established.  The combined opening balance sheet included the assets and liabilities of QHC hospitals and QHR, as reported by CHS, and a net liability to CHS, referred to as Due to Parent, net, for the net investment held by CHS related to its contribution of these net assets.  The operating results of the QHC hospitals and QHR prior to the Spin-off were derived from the CHS operating results for these entities.  In addition, certain corporate overhead costs were allocated to QHC from CHS during the carve-out period for the purpose of estimating QHC’s share of these expenses.

Allocated Costs from CHS during the Carve-Out Period

CHS allocated costs to QHC during the carve-out period for a portion of its corporate overhead costs and any other costs related to QHC hospitals and QHR that were paid by CHS or covered by an agreement, policy or contract owned by CHS.

A summary of allocated costs to QHC from CHS follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

Insurance costs	$44,246	$134,290	$121,202
Management fees from Parent	11,792	36,466	36,902
All other allocated costs	25,021	72,262	69,867
Total related party operating costs and expenses	$81,059	$243,018	$227,971

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

Following the Spin-off, the Company began performing corporate functions using internal resources or purchased services, certain of which are being provided by CHS pursuant to the transition services agreements and other ancillary agreements.  See the section “Agreements with CHS Related to the Spin-off” below.

Due to Parent, Net

Prior to the Spin-off, Due to Parent, net, in the consolidated and combined balance sheets represented the Company’s cumulative liability to CHS for the net assets of QHC hospitals and QHR, as well as an allocation of costs for corporate functions.  See Note 1 — Description of the Business and Spin-off and the Due to Parent, net accounting policy in Note 2 — Basis of Presentation and Significant Accounting Policies for additional information on the types of transactions settled through Due to Parent, net during the carve-out period and the transactions that occurred to settle the liability in connection with the Spin-off.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

During the carve-out period, QHC was charged interest on a monthly basis by CHS on the amount of Due to Parent, net, outstanding at the end of each month.  Interest rates were variable and ranged from 4% to 7% during the carve-out period.  Interest expense incurred on Due to Parent, net was recorded as an increase in the Due to Parent, net, liability and was deemed settled each month.  The total amount of related party interest expense arising from the liability with CHS was $35.8 million, $98.0 million and $93.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Agreements with CHS Related to the Spin-off

In connection with the Spin-off and effective as of the Spin-off date, April 29, 2016, the Company entered into certain agreements with CHS that allocated between the Company and CHS the various assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) that were previously part of CHS.  In addition, these agreements govern certain relationships between, and activities of, the Company and CHS for a definitive period of time after the Spin-off, as specified by each individual agreement.

The agreements were as follows:

•

Separation and Distribution Agreement.  This agreement governed the principal actions of both the Company and CHS that needed to be taken to effect the Spin-off. It also sets forth other agreements that govern certain aspects of the Company’s relationship with CHS following the Spin-off.

•

Tax Matters Agreement.  This agreement governs respective rights, responsibilities and obligations of the Company and CHS after the Spin-off with respect to deferred tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state and local income taxes, other tax matters and related tax returns.

•

Employee Matters Agreement.  This agreement governs certain compensation and employee benefit obligations with respect to the employees and non-employee directors of the Company and CHS.  It also allocated liabilities and responsibilities relating to employment matters, employee compensation, employee benefit plans and other related matters as of the Spin-off date.

In addition to the agreements referenced above, the Company entered into certain transition services agreements and other ancillary agreements with CHS defining agreed upon services, as specified by each agreement, to be provided by CHS to certain or all QHC hospitals commencing on the Spin-off date.  The agreements generally have terms of five years.

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

•

Receivables Collection Agreement (“PASI”).  This agreement defines services to be provided by CHS’ wholly-owned subsidiary, PASI, which currently serves as a third-party collection agency to us related to accounts receivable collections of both active and bad debt accounts of QHC hospitals, including both receivables that existed as of the Spin-off date and those that have occurred during the operating period since the Spin-off date.  Services include, but are not limited to, self-pay collections, insurance follow-up, collection letters and calls, payment arrangements, payment posting, dispute resolution and credit balance research.  Fees are based on the type of service and are calculated based on a percentage of recoveries.

•

Billing and Collection Agreement (“PPSI”).  This agreement defines services to be provided by CHS related to collections of accounts receivable generated from outpatient healthcare services. Services include, but are not limited to, self-pay collections, insurance follow-up, collection letters and calls, payment arrangements, payment posting, dispute resolution and credit balance research. Fees are based on the type of service and are calculated based on a percentage of recoveries.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

•

Employee Service Center Agreement. This agreement defines services to be provided by CHS related to payroll processing and human resources information systems (“HRIS”) support.  Fees are based on a fixed charge per employee headcount per month.

•

Eligibility Screening Services Agreement.  This agreement defines services to be provided by CHS for financial and program criteria screening related to Medicaid or other program eligibility for pure self-pay patients.  Fees are based on a fixed charge for each hospital receiving services.

The total amount of expenses incurred by the Company under transition services agreements with CHS following the Spin-off combined with the allocations from CHS for these same services prior to the Spin-off were $66.4 million for the year ended December 31, 2016. Allocations from CHS for these services were $60.2 million and $40.5 million for the years ended December 31, 2015 and 2014, respectively.

NOTE 19 — COMMITMENTS AND CONTINGENCIES

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

In connection with the Spin-off, CHS agreed to indemnify QHC for certain liabilities relating to outcomes or events occurring prior to the closing of the Spin-off, including (i) certain claims and proceedings known to be outstanding on or prior to the closing date of the Spin-off and (ii) certain claims, proceedings and investigations by governmental authorities or private plaintiffs related to activities occurring at or related to the Company’s healthcare facilities prior to the closing date of the Spin-off, but only to the extent, in the case of clause (ii), that such claims are covered by insurance policies maintained by CHS, including professional and general liability and workers’ compensation liability. In this regard, CHS will continue to be responsible for certain Health Management Associates, Inc. legal matters covered by its contingent value rights agreement that relate to the portion of CHS’ business now held by QHC. Notwithstanding the foregoing, CHS is not indemnifying QHC in respect of any claims or proceedings arising out of, or related to, the business operations of QHR at any time or its compliance with the Corporate Integrity Agreement (“CIA”) with the United States Department of Health and Human Services Office of the Inspector General (“OIG”).  Subsequent to the Spin-off, the OIG entered into an “Assumption of CIA Liability Letter” with the Company reiterating the applicability of the CIA to certain of the Company’s hospitals, although the OIG declined to enter into a separate agreement with the Company.

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

•

Tooele, Utah — Physician Compensation. On May 5, 2016, the Company’s hospital in Tooele, Utah received a Civil Investigative Demand (“CID”) from the Office of the United States Attorney in Salt Lake City, Utah concerning allegations that the hospital and clinic corporation submitted or caused to be submitted false claims to the government for services referred by physicians with whom the hospital and clinic had inappropriate financial relationships, which allegedly violated federal law. The CID requested records and documentation concerning physician compensation. The Company is fully cooperating with this investigation.

•

Blue Island, Illinois — Patient Status. On October 9, 2015, the Company’s hospital in Blue Island, Illinois received a CID from the Office of the United States Attorney in Chicago, Illinois concerning allegations of upcoding observation

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

and other outpatient services and improperly falsifying inpatient admission orders. The CID requested medical records and documentation concerning status change from observation to inpatient. The Company is fully cooperating with this investigation.

Commercial Litigation and Other Lawsuits

•

Aparna Rao, Individually and On Behalf of All Others Similarly Situated v. Quorum Health Corporation, Thomas D. Miller and Michael J. Culotta.  On September 9, 2016, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its officers. The amended complaint purports to be brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of the Company between May 2, 2016 and August 10, 2016 and alleges that the Company and certain of its officers violated federal securities laws, including Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of the Company’s business, operations and compliance policies. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss in connection with this matter. The Company is unable to reasonably estimate the amount or range of such reasonably possible loss. Under some circumstances, any losses incurred in connection with adverse outcomes in this matter could be material.

•

Quorum Health Resources, LLC v. Hancock Medical Center. The matter relates to an arbitration claim and counterclaim for breach of contract and negligence arising out of a Management Services Agreement between QHR and the hospital.  Arbitration in this case began on April 11, 2016 and concluded on April 22, 2016. On July 28, 2016, the arbitrator returned an Interim Award of $9.4 million in favor of Hancock Medical Center on various claims at issue in the arbitration.  Both parties filed a motion for reconsideration of the Interim Award. On January 15, 2017, the arbitrator returned a final award of $12.6 million.  The award is subject to a self-insured retention and excess insurance arrangements limiting the Company’s liability to $5.0 million.  As of December 31, 2016, the Company had a liability of $12.6 million and an insurance receivable of $8.9 million related to this matter.  The award was paid in full on February 15, 2017.

•

United Tort Claimants v. Quorum Health Resources, LLC (U.S. Bankruptcy Court for the District of New Mexico); Douthitt-Dugger, et al. v. Quorum Health Resources, LLC (Bernalillo County, New Mexico District Court).  Plaintiffs in these cases underwent surgical procedures at Gerald Champion Regional Medical Center in New Mexico that they contend were experimental and performed by an unqualified doctor.  Their lawsuits, originally filed on June 11, 2010, against the doctors, QHR and the hospital are pending in state court and in federal bankruptcy court in New Mexico.  Subject to an adverse result in the insurance coverage litigation referenced below, in 2012, QHR resolved plaintiffs’ claims for QHR’s liability exceeding insurance limits, and for liability not covered by insurance, for $5.1 million.  Litigation of plaintiffs’ claims against QHR has continued, and the trial of the claims of most of the plaintiffs is proceeding in phases in a bankruptcy court bench trial.  During the liability phase, in December 23, 2016, the federal bankruptcy court in New Mexico ruled that QHR was 16.5% at fault for plaintiffs’ injuries.  The final phase, to determine plaintiffs’ damages and QHR offsets, is likely to be tried later in 2017.  The New Mexico state court has set March 8, 2018 as the trial date for plaintiffs’ claims against QHR.  QHR is vigorously defending the actions.

QHR’s insurer Lexington Insurance Company is providing a defense in these cases, subject to a reservation of rights.  Lexington has sued QHR in Williamson County, Tennessee seeking a declaration that plaintiffs’ claims and the cost of defending QHR are not covered by Lexington.  (Lexington Insurance Company v. Quorum Health Resources, LLC, et al. (Williamson County, Tennessee Chancery Court))  No trial date has been set for Lexington’s claim against QHR to nullify insurance coverage, which QHR also is vigorously defending.

Insurance Reserves

As part of the business of owning and operating hospitals, the Company is subject to potential professional and general liability and workers’ compensation liability claims or other legal actions alleging liability on its part.  The Company is also subject to similar liabilities related to its QHR business.

Prior to the Spin-off, CHS provided professional and general liability insurance and workers’ compensation insurance to QHC and indemnified QHC from losses under these insurance arrangements related to its hospital operations business. The liabilities for claims related to QHC’s hospital operations business were determined based on an actuarial study of QHC’s operations and historical claims experience at its hospitals. Corresponding receivables from CHS were established to reflect the indemnification by CHS for each of these liabilities for claims that related to events and circumstances that occurred prior to the Spin-off date.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

After the Spin-off, QHC entered its own professional and general liability insurance and workers’ compensation insurance arrangements to mitigate the risk for claims exceeding its self-insured retention levels. The Company maintains a self-insured retention level for professional and general liability claims of $5 million per claim and maintains a $0.5 million per claim, high deductible program for workers’ compensation.  Due to the differing nature of its business, the Company maintains separate insurance arrangements related to its subsidiary, QHR.  The self-insured retention level for QHR is $6 million for professional and general liability insurance.

The following table provides a summary of the Company’s insurance reserves related to professional and general liability and workers’ compensation liability, distinguished between those indemnified by CHS and those related to the Company’s own risks (in thousands):

	December 31, 2016
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$17,580	$59,652	$17,580	$59,652
All other self-insurance reserves	—	—	230	14,542
Total insurance reserves for professional and general liability	17,580	59,652	17,810	74,194
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	4,863	15,958	4,863	15,958
All other self-insurance reserves	—	—	1,736	1,458
Total insurance reserves for workers' compensation liability	4,863	15,958	6,599	17,416
Total self-insurance reserves	$22,443	$75,610	$24,409	$91,610

	December 31, 2015
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$21,120	$72,412	$21,120	$72,412
All other self-insurance reserves	—	4,077	—	5,011
Total insurance reserves for professional and general liability	21,120	76,489	21,120	77,423
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	8,314	20,507	8,314	20,507
All other self-insurance reserves	—	—	—	—
Total insurance reserves for workers' compensation liability	8,314	20,507	8,314	20,507
Total self-insurance reserves	$29,434	$96,996	$29,434	$97,930
For the year ended December 31, 2016, the net present value of the projected payments for professional and general liability claims related to the Company’s self-insurance risks was discounted using a weighted-average risk-free rate of 2.0%. The Company’s estimated liability for these claims was $14.7 million as of December 31, 2016. The estimated undiscounted claims liability was $16.4 million as of December 31, 2016. For the years ended December 31, 2016 and 2015, the net present value of the projected payments for professional and general liability claims indemnified by CHS was discounted using a weighted-average risk-free rate of 1.5% and 0.8%, respectively. The estimated undiscounted liability for these claims was $86.6 and $102.0 million as of December 31, 2016 and 2015, respectively.

For the year ended December 31, 2016, the net present value of the projected payments for workers’ compensation liability claims related to the Company’s self-insurance risks was discounted using a weighted-average risk-free rate of 2.0%. The Company’s estimated liability for these claims was $3.2 million as of December 31, 2016. The estimated undiscounted liability for these claims was $3.5 million as of December 31, 2016.

Physician Recruiting Commitments

As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to a physician in excess of the amount earned as income to the physician in his or her practice, up to the amount of the income guarantee. The income guarantee period over which the Company agrees to subsidize a physician’s income is typically one

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

year and the commitment period over which the physician agrees to practice in the designated community is typically three years.  Under the terms of the agreements, such payments are recoverable by the Company from physicians who do not fulfill their commitment periods.  As of December 31, 2016 and 2015, the Company had physician guarantee contract liabilities of $1.6 million and $2.7 million, respectively, which were included in other current liabilities on the consolidated and combined balance sheets. At December 31, 2016, the maximum potential amount of future payments under these guarantees in excess of the liabilities recorded was $2.1 million.

Construction and Capital Commitments

McKenzie - Willamette Medical Center Project.  The Company is building a new patient tower and expanding surgical capacity at McKenzie – Willamette Medical Center, its hospital in Springfield, Oregon. As of December 31, 2016, the Company had incurred a total of $48.9 million of costs for this project, of which $38.5 million was recorded during the year ended December 31, 2016. The total estimated cost of this project, including equipment costs, is estimated to be approximately $105 million.  The estimate has increased from the Company’s previously reported estimate of $88 million due to the expansion of the project to include increasing emergency room capacity and adding additional operating rooms.  The project is expected to be completed in late 2017 or early 2018.

Helena Regional Medical Center Master Lease.  Pursuant to the lease agreement at the Company’s hospital in Helena, Arkansas, the Company has committed to make capital expenditures and improvements at this hospital averaging a specified percentage of the hospital’s annual net revenues. The Company estimates that it will make capital expenditures of approximately $1 million for each year of the remaining lease term, which extends through January 1, 2025.

Other Renovation Projects.  The Company has committed to certain other renovation projects at three of its hospitals that are expected to begin and be completed in 2017.  The total of the estimated cost for these projects is approximately $11 million.

Commitments Related to the Spin-off

On April 29, 2016, the Company entered into certain agreements with CHS that allocated between QHC and CHS the various assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) that comprise the separate companies and governed or govern certain relationships between, and activities of, QHC and CHS for a period of time after the Spin-off.  In addition to these agreements, the Company entered into certain transition services agreements and other ancillary agreements with CHS defining agreed upon services to be provided by CHS to certain or all QHC hospitals, as determined by each agreement, to begin immediately following the Spin-off date. The agreements each have terms of five years.  See Note 18 — Related Party Transactions for additional information on the Company’s agreements with CHS.

NOTE 20 — SUBSEQUENT EVENTS

On April 11, 2017, the Company executed an agreement with its lenders pursuant to its Senior Credit Facility to amend the calculation of the Secured Net Leverage Ratio beginning January 1, 2017 to December 31, 2018, among other provisions.  See Note 7 — Long-term Debt for additional information on the Company’s Senior Credit Facility and the terms of the CS Amendment.

On March 31, 2017, the Company sold 60-bed Cherokee Medical Center and its affiliated outpatient facilities, located in Centre, Alabama, for $4.3 million.  For the years ended December 31, 2016, 2015 and 2014, the Company’s operating results included pre-tax losses of $5.0 million, $5.3 million and $4.2 million related to Cherokee.  In addition to the above, the Company recorded $3.9 million and $2.0 of impairment to property, equipment and capitalized software costs of Cherokee during the years ended December 31, 2016 and 2015, respectively.  The Company does not expect the loss on sale of this hospital will be material, after consideration of the impairment charges recorded in 2016.

On March 30, 2017, the Company announced that it has a definitive agreement to sell 231-bed Trinity Hospital of Augusta and its affiliated outpatient facilities (“Trinity”), located in Augusta, Georgia.  The Company is currently anticipating completing the sale of this hospital in the second quarter of 2017.

On January 4, 2017, the Company used the proceeds from the sale of Barrow to pay down $6.6 million of principal on the Term Loan Facility.  On April 6, 2017, the Company utilized the proceeds from the sale of Cherokee to pay down $4.3 million of additional principal on the Term Loan Facility.  As a result of these redemption payments, which are in addition to the $7.2 million pay down from the proceeds of the Sandhills divestiture which occurred in December 2016, the Company’s next required principal payment on the Term Loan Facility is due in December 2018.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21 — QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table provides a summary of the Company’s quarterly operating results for the years ended December 31, 2016 and 2015 (in thousands):

	2016 Quarters
	1st	2nd	3rd	4th

Net operating revenues	$549,551	$529,737	$543,939	$515,240

Net income (loss)	$(4,687)	$(243,966)	$(6,452)	$(90,092)
Less: Net income (loss) attributable to noncontrolling interests	315	1,095	507	574
Net income (loss) attributable to Quorum Health Corporation	$(5,002)	$(245,061)	$(6,959)	$(90,666)

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(0.18)	$(8.63)	$(0.24)	$(3.19)
Weighted-average common shares outstanding:
Basic and diluted	28,412,054	28,412,720	28,413,532	28,416,801

	2015 Quarters
	1st	2nd	3rd	4th

Net operating revenues	$547,617	$538,352	$543,143	$558,226

Net income (loss)	$5,824	$2,205	$(4,075)	$781
Less: Net income (loss) attributable to noncontrolling interests	(375)	775	1,638	1,360
Net income (loss) attributable to Quorum Health Corporation	$6,199	$1,430	$(5,713)	$(579)

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$0.22	$0.05	$(0.20)	$(0.02)
Weighted-average common shares outstanding:
Basic and diluted	28,412,054	28,412,054	28,412,054	28,412,054

Net income (loss) for the second and fourth quarters in the year ended December 31, 2016 included the impact of impairment recorded for long-lived assets and goodwill.  See Note 3 — Impairment of Long-lived Assets and Goodwill.

Net income (loss) for the fourth quarter of 2016 additionally includes the impact of the change in estimate for collectability of patient accounts receivable.  See Note 2 — Basis of Presentation and Significant Accounting Policies — Revenues and Accounts Receivable.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 22 — GUARANTOR AND NON-GUARANTOR SUPPLEMENTAL INFORMATION

The Senior Notes are senior unsecured obligations of the Company guaranteed on a senior basis by certain of its existing and subsequently acquired or organized 100% owned domestic subsidiaries (the “Guarantors”). The Senior Notes are fully and unconditionally guaranteed on a joint and several basis, with exceptions considered customary for such guarantees, limited to the release of the guarantee when a subsidiary guarantor’s capital stock is sold, or when a sale of all of the subsidiary guarantor’s assets used in operations occurs.

The condensed consolidating and combining financial information for the parent issuer, Guarantors, subsidiary non-guarantors, certain eliminations and the Company is presented below for the years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015.

These condensed consolidating and combining financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

The accounting policies used in the preparation of this financial information are consistent with those elsewhere in these consolidated and combined financial statements of the Company, except as noted below:

•	Intercompany receivables and payables are presented gross in the supplemental condensed consolidating and combining balance sheets.

•	Due to Parent and Due from Parent are presented gross in the supplemental condensed consolidating and combining balance sheets.

•

Investments in consolidated subsidiaries, as well as guarantor subsidiaries’ investments in non-guarantor subsidiaries, are presented under the equity method of accounting with the related investments presented within the line items net investment in subsidiaries and other long-term liabilities in the supplemental condensed consolidating and combining balance sheets.

•
•

Income tax expense is allocated from the parent issuer to the income producing operations (other guarantors and non-guarantors) through stockholders’ equity. As this approach represents an allocation, the income tax expense allocation is considered non-cash for statement of cash flow purposes.

Following the Spin-off, the Company’s intercompany activity consists primarily of daily cash transfers, the allocation of certain expenses and expenditures paid by the parent issuer on behalf of its subsidiaries, and the push down of investment in its subsidiaries. The parent issuer’s investment in its subsidiaries reflects the activity of the period beginning April 29, 2016 through December 31, 2016.

Prior to the Spin-off, the Company’s intercompany activity consists primarily of cash transfers and the allocation of certain expenses among the various subsidiaries, as well as the pushdown of the Guarantors’ investment in the subsidiary non-guarantors. Due to and due from Parent activity consist of the allocation of certain expenses and expenditures paid by CHS on behalf of QHC entities.

The Company’s subsidiaries generally do not purchase services from one another; thus, the intercompany and due to and due from parent activity do not represent revenue generating transactions. Intercompany transactions eliminate in consolidation.

The parent issuer’s investment in its subsidiaries reflects the activity for the period following the Spin-off, beginning April 29, 2016 through December 31, 2016. Likewise, the parent issuer’s equity in earnings of unconsolidated affiliates represents the Company’s earnings for the same post-spin period.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating and Combining Statements of Income (Loss)

Year Ended December 31, 2016

(In Thousands)

	Parent	Other	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Operating revenues, net of contractual allowances and discounts	$—	$1,811,586	$607,467	$—	$2,419,053
Provision for bad debts	—	211,921	68,665	—	280,586
Net operating revenues	—	1,599,665	538,802	—	2,138,467
Operating costs and expenses:
Salaries and benefits	—	715,925	341,194	—	1,057,119
Supplies	—	180,098	78,541	—	258,639
Other operating expenses	—	505,778	140,024	—	645,802
Depreciation and amortization	—	97,318	19,970	—	117,288
Rent	—	27,741	22,142	—	49,883
Electronic health records incentives earned	—	(8,948)	(2,534)	—	(11,482)
Legal, professional and settlement costs	—	7,342	—	—	7,342
Impairment of long-lived assets and goodwill	—	242,685	49,185	—	291,870
Loss on sale of hospitals, net	—	—	2,150	—	2,150
Transaction costs related to the Spin-off	—	4,105	1,383	—	5,488
Total operating costs and expenses	—	1,772,044	652,055	—	2,424,099
Income (loss) from operations	—	(172,379)	(113,253)	—	(285,632)
Interest expense, net	78,266	32,541	2,633	—	113,440
Equity in loss (earnings) of affiliates	258,078	58,605	—	(316,683)	—
Income (loss) before income taxes	(336,344)	(263,525)	(115,886)	316,683	(399,072)
Provision for (benefit from) income taxes	(2,318)	(35,576)	(15,981)	—	(53,875)
Net income (loss)	(334,026)	(227,949)	(99,905)	316,683	(345,197)
Less: Net income attributable to noncontrolling interests	—	—	2,491	—	2,491
Net income (loss) attributable to Quorum Health Corporation	$(334,026)	$(227,949)	$(102,396)	$316,683	$(347,688)

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating and Combining Statements of Income (Loss)

Year Ended December 31, 2015

(In Thousands)

	Parent	Other	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Operating revenues, net of contractual allowances and discounts	$—	$1,833,226	$612,632	$—	$2,445,858
Provision for bad debts	—	204,968	53,552	—	258,520
Net operating revenues	—	1,628,258	559,080	—	2,187,338
Operating costs and expenses:
Salaries and benefits	—	687,596	329,100	—	1,016,696
Supplies	—	177,421	72,371	—	249,792
Other operating expenses	—	507,514	126,719	—	634,233
Depreciation and amortization	—	105,320	22,681	—	128,001
Rent	—	27,871	20,858	—	48,729
Electronic health records incentives earned	—	(21,001)	(4,778)	—	(25,779)
Impairment of long-lived assets	—	13,000	—	—	13,000
Transaction costs related to the Spin-off	—	12,161	4,176	—	16,337
Total operating costs and expenses	—	1,509,882	571,127	—	2,081,009
Income (loss) from operations	—	118,376	(12,047)	—	106,329
Interest expense, net	—	86,363	11,927	—	98,290
Equity in loss (earnings) of affiliates	—	(16,857)	—	16,857	—
Income (loss) before income taxes	—	48,870	(23,974)	(16,857)	8,039
Provision for (benefit from) income taxes	—	16,904	(13,600)	—	3,304
Net income (loss)	—	31,966	(10,374)	(16,857)	4,735
Less: Net income (loss) attributable to noncontrolling interests	—	(621)	4,019	—	3,398
Net income (loss) attributable to Quorum Health Corporation	$—	$32,587	$(14,393)	$(16,857)	$1,337

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating and Combining Statements of Income (Loss)

Year Ended December 31, 2014

(In Thousands)

	Parent	Other	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Operating revenues, net of contractual allowances and discounts	$—	$1,834,588	$575,414	$—	$2,410,002
Provision for bad debts	—	209,705	54,797	—	264,502
Net operating revenues	—	1,624,883	520,617	—	2,145,500
Operating costs and expenses:
Salaries and benefits	—	694,901	317,717	—	1,012,618
Supplies	—	175,339	69,251	—	244,590
Other operating expenses	—	492,638	127,170	—	619,808
Depreciation and amortization	—	101,908	25,685	—	127,593
Rent	—	28,322	19,997	—	48,319
Electronic health records incentives earned	—	(36,240)	(8,420)	—	(44,660)
Legal, professional and settlement costs	—	30,374	—	—	30,374
Impairment of long-lived assets	—	1,000	—	—	1,000
Total operating costs and expenses	—	1,488,242	551,400	—	2,039,642
Income (loss) from operations	—	136,641	(30,783)	—	105,858
Interest expense, net	—	82,970	9,956	—	92,926
Equity in loss (earnings) of affiliates	—	130	—	(130)	—
Income (loss) before income taxes	—	53,541	(40,739)	130	12,932
Provision for (benefit from) income taxes	—	21,815	(16,236)	—	5,579
Net income (loss)	—	31,726	(24,503)	130	7,353
Less: Net income (loss) attributable to noncontrolling interests	—	(2,325)	1,877	—	(448)
Net income (loss) attributable to Quorum Health Corporation	$—	$34,051	$(26,380)	$130	$7,801

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating and Combining Statements of Comprehensive Income (Loss)

Year Ended December 31, 2016

(In Thousands)

	Parent	Other	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$(334,026)	$(227,949)	$(99,905)	$316,683	$(345,197)
Amortization and recognition of unrecognized pension cost components, net of income taxes	(2,760)	(2,760)	—	2,760	(2,760)
Comprehensive income (loss)	(336,786)	(230,709)	(99,905)	319,443	(347,957)
Less: Comprehensive income attributable to noncontrolling interests	—	—	2,491	—	2,491
Comprehensive income (loss) attributable to Quorum Health Corporation	$(336,786)	$(230,709)	$(102,396)	$319,443	$(350,448)

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating and Combining Statements of Comprehensive Income (Loss)

Year Ended December 31, 2015

(In Thousands)

	Parent	Other	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$—	$31,966	$(10,374)	$(16,857)	$4,735
Amortization and recognition of unrecognized pension cost components, net of income taxes	—	—	—	—	—
Comprehensive income (loss)	—	31,966	(10,374)	(16,857)	4,735
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(621)	4,019	—	3,398
Comprehensive income (loss) attributable to Quorum Health Corporation	$—	$32,587	$(14,393)	$(16,857)	$1,337

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating and Combining Statements of Comprehensive Income (Loss)

Year Ended December 31, 2014

(In Thousands)

	Parent	Other	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$—	$31,726	$(24,503)	$130	$7,353
Amortization and recognition of unrecognized pension cost components, net of income taxes	—	—	—	—	—
Comprehensive income (loss)	—	31,726	(24,503)	130	7,353
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(2,325)	1,877	—	(448)
Comprehensive income (loss) attributable to Quorum Health Corporation	$—	$34,051	$(26,380)	$130	$7,801

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating and Combining Balance Sheets

December 31, 2016

(In Thousands)

	Parent	Other	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$21,609	$3,498	$348	$—	$25,455
Patient accounts receivable, net of allowance for doubtful accounts	—	277,155	103,530	—	380,685
Inventories	—	46,318	11,806	—	58,124
Prepaid expenses	—	17,874	5,154	—	23,028
Due from third-party payors	—	109,793	6,442	—	116,235
Current assets of hospitals held for sale	—	1,502	—	—	1,502
Other current assets	—	41,673	16,269	—	57,942
Total current assets	21,609	497,813	143,549	—	662,971
Intercompany receivable	3	126,035	84,827	(210,865)	—
Property and equipment, net	—	624,457	109,443	—	733,900
Goodwill	—	252,433	164,400	—	416,833
Intangible assets, net	—	73,404	11,578	—	84,982
Long-term assets of hospitals held for sale	—	6,851	—	—	6,851
Other long-term assets	—	72,967	15,866	—	88,833
Net investment in subsidiaries	1,485,213	—	—	(1,485,213)	—
Total assets	$1,506,825	$1,653,960	$529,663	$(1,696,078)	$1,994,370
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,819	$1,560	$304	$—	$5,683
Accounts payable	158	147,521	22,005	—	169,684
Accrued liabilities:
Accrued salaries and benefits	—	69,896	28,907	—	98,803
Accrued interest	19,915	—	—	—	19,915
Due to third-party payors	—	40,595	1,942	—	42,537
Current liabilities of hospitals held for sale	—	492	—	—	492
Other current liabilities	—	46,002	7,266	—	53,268
Total current liabilities	23,892	306,066	60,424	-	390,382
Long-term debt	1,215,836	24,899	407	-	1,241,142
Intercompany payable	34,495	86,084	90,286	(210,865)	—
Due to Parent, net	—	—	—	—	—
Deferred income tax liabilities, net	31,474	—	—	—	31,474
Other long-term liabilities	—	144,950	22,651	(58,605)	108,996
Total liabilities	1,305,697	561,999	173,768	(269,470)	1,771,994
Redeemable noncontrolling interests	—	—	6,807	—	6,807
Equity:
Quorum Health Corporation stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	3	—	—	—	3
Additional paid-in capital	537,911	1,333,347	412,705	(1,746,052)	537,911
Accumulated other comprehensive loss	(2,760)	(2,760)	-	2,760	(2,760)
Accumulated deficit	(334,026)	(238,626)	(78,058)	316,684	(334,026)
Total Quorum Health Corporation stockholders' equity	201,128	1,091,961	334,647	(1,426,608)	201,128
Parent's equity	—	—	—	—	—
Nonredeemable noncontrolling interests	—	—	14,441	—	14,441
Total equity	201,128	1,091,961	349,088	(1,426,608)	215,569
Total liabilities and equity	$1,506,825	$1,653,960	$529,663	$(1,696,078)	$1,994,370

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating and Combining Balance Sheets

December 31, 2015

(In Thousands)

	Parent	Other	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$524	$582	$—	$1,106
Patient accounts receivable, net of allowance for doubtful accounts	—	276,003	114,887	—	390,890
Inventories	—	47,117	13,425	—	60,542
Prepaid expenses	—	12,209	3,821	—	16,030
Due from third-party payors	—	103,185	7,621	—	110,806
Other current assets	—	44,505	14,506	—	59,011
Total current assets	—	483,543	154,842	—	638,385
Intercompany receivable	—	1,300,893	148,847	(1,449,740)	—
Due from Parent	—	—	767,656	(767,656)	—
Property and equipment, net	—	749,610	130,639	—	880,249
Goodwill	—	376,875	164,829	—	541,704
Intangible assets, net	—	108,093	21,157	—	129,250
Other long-term assets	—	80,193	25,075	—	105,268
Net investment in subsidiaries	—	14,775	—	(14,775)	—
Total assets	$—	$3,113,982	$1,413,045	$(2,232,171)	$2,294,856
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$7,572	$343	$—	$7,915
Accounts payable	—	116,495	21,988	—	138,483
Accrued liabilities:
Accrued salaries and benefits	—	57,697	24,923	—	82,620
Due to third-party payors	—	25,248	4,855	—	30,103
Other current liabilities	—	39,901	5,354	—	45,255
Total current liabilities	—	246,913	57,463	—	304,376
Long-term debt	—	14,820	680	—	15,500
Intercompany payable	—	148,851	1,300,889	(1,449,740)	—
Due to Parent	—	2,583,339	—	(782,431)	1,800,908
Deferred income tax liabilities, net	—	37,290	3,740	—	41,030
Other long-term liabilities	—	82,769	25,372	—	108,141
Total liabilities	—	3,113,982	1,388,144	(2,232,171)	2,269,955
Redeemable noncontrolling interests	—	—	8,958	—	8,958
Equity:
Parent's equity	—	—	3,184	—	3,184
Nonredeemable noncontrolling interests	—	—	12,759	—	12,759
Total equity	—	—	15,943	—	15,943
Total liabilities and equity	$—	$3,113,982	$1,413,045	$(2,232,171)	$2,294,856

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating and Combining Statement of Cash Flows

Year Ended December 31, 2016

(In Thousands)

	Parent	Other	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(66,266)	$173,382	$(26,030)	$—	$81,086

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(73,327)	(6,593)	—	(79,920)
Capital expenditures for software	—	(3,854)	(3,415)	—	(7,269)
Acquisitions, net of cash acquired	—	(549)	(236)	—	(785)
Proceeds from the sale of hospitals	—	—	13,746	—	13,746
Proceeds from asset sales	—	1,498	(416)	—	1,082
Changes in intercompany balances with affiliates, net	—	(116,674)	—	116,674	—
Net cash provided by (used in) investing activities	—	(192,906)	3,086	116,674	(73,146)

Cash flows from financing activities:
Borrowings of long-term debt	1,255,464	740	77	—	1,256,281
Repayments of long-term debt	(11,581)	(3,025)	(616)	—	(15,222)
Increase in Due to Parent, net	—	24,796	—	—	24,796
Increase (decrease) in receivables facility, net	—	—	—	—	—
Payments of debt issuance costs	(29,146)	—	—	—	(29,146)
Cash paid to Parent related to the Spin-off	(1,217,336)	—	—	—	(1,217,336)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(13)	—	—	(13)
Cash distributions to noncontrolling investors	—	—	(2,850)	—	(2,850)
Purchases of shares from noncontrolling investors	—	—	(101)	—	(101)
Changes in intercompany balances with affiliates, net	90,474	—	26,200	(116,674)	—
Net cash provided by (used in) financing activities	87,875	22,498	22,710	(116,674)	16,409

Net change in cash and cash equivalents	21,609	2,974	(234)	—	24,349
Cash and cash equivalents at beginning of period	—	524	582	—	1,106
Cash and cash equivalents at end of period	$21,609	$3,498	$348	$—	$25,455

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating and Combining Statement of Cash Flows

Year Ended December 31, 2015

(In Thousands)

	Parent	Other	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$—	$87,313	$(44,424)	$—	$42,889

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(37,321)	(22,134)	—	(59,455)
Capital expenditures for software	—	(6,935)	(1,910)	—	(8,845)
Acquisitions, net of cash acquired	—	(3,467)	(4,552)	—	(8,019)
Proceeds from asset sales	—	3,114	—	—	3,114
Other investing activities	—	(1,416)	(3,971)	—	(5,387)
Net cash used in investing activities	—	(46,025)	(32,567)	—	(78,592)

Cash flows from financing activities:
Borrowings of long-term debt	—	217	155	—	372
Repayments of long-term debt	—	(1,043)	(520)	—	(1,563)
Increase in Due to Parent, net	—	152,971	109,804	—	262,775
Increase (decrease) in receivables facility, net	—	(194,835)	(29,939)	—	(224,774)
Cash distributions to noncontrolling investors	—	—	(1,623)	—	(1,623)
Purchases of shares from noncontrolling investors	—	(526)	(411)	—	(937)
Net cash provided by (used in) financing activities	—	(43,216)	77,466	—	34,250

Net change in cash and cash equivalents	—	(1,928)	475	—	(1,453)
Cash and cash equivalents at beginning of period	—	2,452	107	—	2,559
Cash and cash equivalents at end of period	$—	$524	$582	$—	$1,106

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating and Combining Statement of Cash Flows

Year Ended December 31, 2014

(In Thousands)

	Parent	Other	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$—	$38,689	$4,355	$—	$43,044

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(50,985)	(18,081)	—	(69,066)
Capital expenditures for software	—	(52,044)	(9,010)	—	(61,054)
Acquisitions, net of cash acquired	—	(31,411)	(110,583)	—	(141,994)
Proceeds from asset sales	—	(112)	370	—	258
Other investing activities	—	514	(756)	—	(242)
Net cash used in investing activities	—	(134,038)	(138,060)	—	(272,098)

Cash flows from financing activities:
Borrowings of long-term debt	—	60	50	—	110
Repayments of long-term debt	—	(1,265)	(366)	—	(1,631)
Increase in Due to Parent, net	—	(11,928)	123,614	—	111,686
Increase (decrease) in receivables facility, net	—	110,142	11,922	—	122,064
Cash distributions to noncontrolling investors	—	—	(1,489)	—	(1,489)
Net cash provided by financing activities	—	97,009	133,731	—	230,740

Net change in cash and cash equivalents	—	1,660	26	—	1,686
Cash and cash equivalents at beginning of period	—	792	81	—	873
Cash and cash equivalents at end of period	$—	$2,452	$107	$—	$2,559