Form 10-Q
period 2017-03-31
Quorum Health Corp
filed 2017-05-15
CIK 1650445

fSep2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer C	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check is a smaller reporting company)	Smaller reporting company ☐
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

As of May 10, 2017, there were 30,303,900 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

QUORUM HEALTH CORPORATION

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Earnings per Share and Shares)

	Three Months Ended March 31,
	2017	2016

Operating revenues, net of contractual allowances and discounts	$587,945	$614,484
Provision for bad debts	60,305	64,933
Net operating revenues	527,640	549,551
Operating costs and expenses:
Salaries and benefits	264,602	256,862
Supplies	63,822	63,661
Other operating expenses	163,424	164,463
Depreciation and amortization	22,120	31,157
Rent	12,102	12,549
Electronic health records incentives earned	(2,452)	(4,208)
Legal, professional and settlement costs	535	241
Impairment of long-lived assets and goodwill	3,300	—
Loss (gain) on sale of hospitals, net	(870)	—
Transaction costs related to the Spin-off	31	3,735
Total operating costs and expenses	526,614	528,460
Income (loss) from operations	1,026	21,091
Interest expense, net	27,530	27,452
Income (loss) before income taxes	(26,504)	(6,361)
Provision for (benefit from) income taxes	701	(1,674)
Net income (loss)	(27,205)	(4,687)
Less: Net income (loss) attributable to noncontrolling interests	356	315
Net income (loss) attributable to Quorum Health Corporation	$(27,561)	$(5,002)

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(0.99)	$(0.18)
Weighted-average shares outstanding:
Basic and diluted	27,800,597	28,412,054

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Three Months Ended March 31,
	2017	2016

Net income (loss)	$(27,205)	$(4,687)
Amortization and recognition of unrecognized pension cost components, net of income taxes	122	—
Comprehensive income (loss)	(27,083)	(4,687)
Less: Comprehensive income (loss) attributable to noncontrolling interests	356	315
Comprehensive income (loss) attributable to Quorum Health Corporation	$(27,439)	$(5,002)

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(In Thousands, Except Par Value per Share and Shares)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$89,542	$25,455
Patient accounts receivable, net of allowance for doubtful accounts of $357,197 and $360,796 at March 31, 2017 and December 31, 2016, respectively	396,030	380,685
Inventories	53,368	58,124
Prepaid expenses	22,595	23,028
Due from third-party payors	106,380	116,235
Current assets of hospitals held for sale	9,067	1,502
Other current assets	62,529	57,942
Total current assets	739,511	662,971
Property and equipment, at cost	1,435,272	1,519,975
Less: Accumulated depreciation and amortization	(714,908)	(786,075)
Total property and equipment, net	720,364	733,900
Goodwill	408,580	416,833
Intangible assets, net	76,529	84,982
Long-term assets of hospitals held for sale	26,773	6,851
Other long-term assets	109,953	88,833
Total assets	$2,081,710	$1,994,370
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,664	$5,683
Accounts payable	174,880	169,684
Accrued liabilities:
Accrued salaries and benefits	98,130	98,803
Accrued interest	31,206	19,915
Due to third-party payors	43,723	42,537
Current liabilities of hospitals held for sale	2,351	492
Other current liabilities	49,532	53,268
Total current liabilities	401,486	390,382
Long-term debt	1,317,985	1,241,142
Deferred income tax liabilities, net	32,075	31,474
Other long-term liabilities	136,916	108,996
Total liabilities	1,888,462	1,771,994
Redeemable noncontrolling interests	6,279	6,807
Equity:
Quorum Health Corporation stockholders' equity:
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value per share, 300,000,000 shares authorized; 30,203,170 shares issued and outstanding at March 31, 2017, and 29,482,050 shares issued and outstanding at December 31, 2016	3	3
Additional paid-in capital	539,727	537,911
Accumulated other comprehensive income (loss)	(2,638)	(2,760)
Accumulated deficit	(361,587)	(334,026)
Total Quorum Health Corporation stockholders' equity	175,505	201,128
Nonredeemable noncontrolling interests	11,464	14,441
Total equity	186,969	215,569
Total liabilities and equity	$2,081,710	$1,994,370

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2017

(In Thousands, Except Shares)

		Quorum Health Corporation Stockholders' Equity
					Accumulated
	Redeemable			Additional	Other			Nonredeemable
	Noncontrolling	Common Stock		Paid-in	Comprehensive	Accumulated	Parent's	Noncontrolling	Total
	Interests	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interests	Equity

Balance at December 31, 2016	$6,807	29,482,050	$3	$537,911	$(2,760)	$(334,026)	$—	$14,441	$215,569
Comprehensive income (loss)	(466)	—	—	—	122	(27,561)	—	822	(26,617)
Stock-based compensation expense	—	854,126	—	2,797	—	—	—	—	2,797
Cancellation of restricted stock awards for payroll tax withholdings on vesting shares	—	(133,006)	—	(1,028)	—	—	—	—	(1,028)
Cash distributions to noncontrolling investors	(15)	—	—	—	—	—	—	(3,799)	(3,799)
Adjustments to redemption values of redeemable noncontrolling interests investments	(47)	—	—	47	—	—	—	—	47
Balance at March 31, 2017	$6,279	30,203,170	$3	$539,727	$(2,638)	$(361,587)	$—	$11,464	$186,969

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF EQUITY

For the Three Months Ended March 31, 2016

(In Thousands, Except Shares)

		Quorum Health Corporation Stockholders' Equity
					Accumulated
	Redeemable			Additional	Other			Nonredeemable
	Noncontrolling	Common Stock		Paid-in	Comprehensive	Accumulated	Parent's	Noncontrolling	Total
	Interests	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interests	Equity

Balance at December 31, 2015	$8,958	—	$—	$—	$—	$—	$3,184	$12,759	$15,943
Comprehensive income (loss)	(392)	—	—	—	—	—	(5,002)	707	(4,295)
Transfers to Parent (prior to Spin-off)	—	—	—	—	—	—	5,002	—	5,002
Cash distributions to noncontrolling investors	(92)	—	—	—	—	—	—	(2,392)	(2,392)
Purchases of shares from noncontrolling investors	(31)	—	—	—	—	—	19	—	19
Adjustments to redemption values of redeemable noncontrolling interests investments	66	—	—	—	—	—	(66)	—	(66)
Noncontrolling interest in acquired entity	(174)	—	—	—	—	—	—	—	—
Balance at March 31, 2016	$8,335	—	$-	$-	$-	$-	$3,137	$11,074	$14,211

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$(27,205)	$(4,687)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,120	31,157
Non-cash interest expense	730	—
Provision for (benefit from) deferred income taxes	601	—
Stock-based compensation expense	2,797	—
Impairment of long-lived assets and goodwill	3,300	—
Loss (gain) on sale of hospitals, net	(870)	—
Changes in reserves for self-insurance claims, net of payments	4,212	7,990
Changes in reserves for legal, professional and settlement costs, net of payments	(3,651)	—
Other non-cash expense (income), net	(42)	(554)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Patient accounts receivable, net	(17,163)	(12,122)
Due from and due to third-party payors, net	11,041	12,339
Inventories, prepaid expenses and other current assets	(16,674)	(2,589)
Accounts payable and accrued liabilities	38,065	(7,626)
Long-term assets and liabilities, net	1,265	489
Net cash provided by (used in) operating activities	18,526	24,397

Cash flows from investing activities:
Capital expenditures for property and equipment	(23,217)	(12,840)
Capital expenditures for software	(1,506)	(2,526)
Proceeds from the sale of hospitals	4,282	—
Proceeds from other asset sales	—	858
Other investing activities	—	52
Net cash provided by (used in) investing activities	(20,441)	(14,456)

Cash flows from financing activities:
Borrowings (repayments) of revolving credit facilities, net	78,000	—
Borrowings of long-term debt	—	20
Repayments of long-term debt	(7,109)	(1,089)
Increase (decrease) in Due to Parent, net	—	(6,486)
Payments of debt issuance costs	(47)	—
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	(1,028)	—
Cash distributions to noncontrolling investors	(3,814)	(2,484)
Purchases of shares from noncontrolling investors	—	(12)
Net cash provided by (used in) financing activities	66,002	(10,051)

Net change in cash and cash equivalents	64,087	(110)
Cash and cash equivalents at beginning of period	25,455	1,106
Cash and cash equivalents at end of period	$89,542	$996

Supplemental cash flow information:
Interest payments, net	$15,468	$27,452
Income tax payments, net of refunds (after the Spin-off)	—	—
Non-cash purchases of property and equipment under capital lease obligations	—	2,023

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS AND SPIN-OFF

Description of the Business

The principal business of Quorum Health Corporation, a Delaware Corporation, and its subsidiaries (collectively, “QHC” or the “Company”) is to provide hospital and outpatient healthcare services in its markets across the United States. As of March 31, 2017, the Company owned or leased 35 hospitals in rural and mid-sized markets, which are located in 16 states and have a total of 3,399 licensed beds. The Company provides outpatient healthcare services through its hospitals and affiliated facilities, including urgent care centers, diagnostic and imaging centers, physician clinics and surgery centers. The Company’s wholly-owned subsidiary, Quorum Health Resources, LLC (“QHR”), provides management advisory and consulting services to non-affiliated hospitals located throughout the United States. Over 95% of the Company’s net operating revenues are attributable to its hospital operations business.

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

In connection with the Spin-off, QHC and CHS entered into a Separation and Distribution Agreement, a Tax Matters Agreement and an Employee Matters Agreement on April 29, 2016, which, collectively, governed or continue to govern the allocation of employees, assets and liabilities that were transferred to QHC from CHS, including but not limited to investments, working capital, property and equipment, employee benefits and deferred tax assets and liabilities. In addition, QHC and CHS entered into various transition services agreements and other ancillary agreements that govern certain relationships and activities of QHC and CHS for five years following the Spin-off. See Note 16 — Related Party Transactions for additional information on the agreements that exist between QHC and CHS after the Spin-off.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated and combined financial statements and accompanying notes of the Company presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). In the opinion of the Company’s management, the condensed consolidated and combined financial information presented herein includes all adjustments necessary to present fairly the results of operations, financial position and cash flows of the Company for the interim periods presented. Results of operations for interim periods should not be considered indicative of the results of operations expected for the full year ending December 31, 2017. Certain information and disclosures have been condensed or omitted as presented herein and as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim period presentation. The Company’s management believes the financial statements and disclosures presented herein are adequate in order to make the information presented not misleading. The condensed consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements and accompanying notes thereto for the year ended December 31, 2016, contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 12, 2017 (the “2016 Form 10-K”).

Prior to its separation from CHS on April 29, 2016, QHC did not operate as a separate company and stand-alone financial statements were not historically prepared; however, QHC was comprised of certain stand-alone legal entities for which discrete financial information was available under CHS’ ownership. The accompanying condensed consolidated and combined financial statements include amounts and disclosures for QHC that have been derived from the consolidated financial statements and accounting records of CHS for the periods prior to the Spin-off in combination with the amounts and disclosures related to the stand-alone financial statements and accounting records of QHC after the Spin-off. The accompanying condensed consolidated and combined financial statements may not necessarily be indicative of the results of operations, financial position and cash flows of QHC in the future or those that would have occurred had the Company operated on a stand-alone basis during the entirety of the periods

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

presented herein. See Note 16 — Related Party Transactions for additional information on the carve-out of financial information from CHS.

The Company’s financial statements have been prepared under the assumption that it will continue as a going concern. The Company has limited stand-alone operating history and has experienced net losses in each of the quarters subsequent to the Spin-off from CHS. On December 31, 2016, the Company adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements — Going Concern, which requires management to evaluate if there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern. As a result of adopting ASU No. 2014-15, management was required to evaluate the Company’s ability to comply with the Secured Net Leverage Ratio under its Senior Credit Facility for one year following the issuance of the financial statements for the three month period ended March 31, 2017. Although the Company was in compliance with its financial covenants as of March 31, 2017, the new standard requires management to base its evaluation about the ability to continue to comply with those covenants on results and events considered “probable” of occurring considering historical results, implemented plans, and executed agreements as of the date the financial statements are issued. In light of (i) the Company’s historical net operating results; (ii) delays in the approval by Centers for Medicare and Medicaid Services (“CMS”) of the California Hospital Quality Assurance Fee program for the 2017 to 2019 program period, which impacts the Company due to the inability to recognize any earned revenues until CMS approval of the program has been issued; and (iii) the amount of net operating losses from hospitals the Company intends to divest, management amended certain provisions of its Senior Credit Facility.

On April 11, 2017, the Company executed an agreement with its Senior Credit Facility lenders to amend certain provisions of its Senior Credit Facility (the “CS Amendment”) to, among other things, raise the maximum Secured Net Leverage Ratio (as defined in the credit agreement (the “CS Agreement”), among the Company, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent) to 4.75x from 4.25x for the period July 1, 2017 to December 31, 2018 (which was previously 4.25x for the period July 1, 2017 to June 30, 2018), at which point it drops to 4.00x for the remainder of the agreement. The CS Amendment also provides for additional Consolidated EBITDA add backs under the covenant calculation for certain items. For additional information related to the CS Amendment, see Note 7 — Long-term Debt. Management has concluded that the CS Amendment alleviates any substantial doubt about its ability to continue as a going concern for the one year period following the issuance of its financial statements for the three month period ended March 31, 2017. The Company is actively engaged in initiatives to divest underperforming hospitals and outpatient facilities, for which proceeds will be used to pay down the Company’s term loan under its credit facility.

For all defined terms related to the Company’s Senior Credit Facility, see Note 7 – Long-term Debt.

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

Intercompany transactions and accounts of the Company are eliminated in consolidation. Additionally, all significant transactions with CHS that occurred prior to the Spin-off were included in the consolidated and combined balance sheets within Due to Parent, net. This liability to CHS was settled in the Spin-off.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

In the third quarter of 2016, the Company reclassified and separately presented certain items in its consolidated and combined statements of cash flows. Specifically, changes in self-insurance reserves related to employee health, professional and general liability and workers’ compensation liability were reclassified to changes in reserves for self-insurance claims, net of payments, and changes in reserves for legal, professional and settlement costs were reclassified to changes in reserves for legal, professional and settlement costs, net of payments. The Company believes the current presentation more accurately distinguishes the changes in these liabilities

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

from changes in operating assets and liabilities considered to be part of its normal business operations. Both items are included in cash flows from operating activities.

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

Revenues and Accounts Receivable

Revenue Recognition

The Company recognizes revenues from patient services at its hospitals and affiliated facilities in the period services are performed and reports these revenues at the net realizable amount expected to be collected from patients and third-party payors. Billings and collections are outsourced to CHS under the transition services agreements that were entered into in connection with the Spin-off. See Note 16 — Related Party Transactions for additional information on these agreements.

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

The following table provides a summary of the components of net operating revenues, before the provision for bad debts (in thousands):

	Three Months Ended March 31,
	2017	2016

Operating revenues	$3,068,323	$3,080,653
Less: Contractual allowances	(2,371,292)	(2,361,035)
Less: Discounts	(109,086)	(105,134)
Total net operating revenues, before the provision for bad debts	$587,945	$614,484

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of net operating revenues, before the provision for bad debts, by payor source (dollars in thousands):

	Three Months Ended March 31,
	2017		2016
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$175,293	29.8%	$175,534	28.6%
Medicaid	96,669	16.4%	103,068	16.8%
Managed care and commercial plans	231,557	39.4%	244,284	39.8%
Self-pay	59,080	10.0%	64,754	10.5%
Non-patient	25,346	4.4%	26,844	4.3%
Total net operating revenues, before the provision for bad debts	$587,945	100.0%	$614,484	100.0%

Beginning in the second quarter of 2016, the Company began classifying its revenues related to Medicare Advantage Plans as Medicare revenues. As a result, the Company retroactively reclassified $41.7 million for the three months ended March 31, 2016 from managed care and commercial revenues to Medicare revenues. Revenues from Medicare Advantage Plans that are included in Medicare revenues in the table above were $48.3 million and $41.7 million for the three months ended March 31, 2017 and 2016, respectively.

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

Third-Party Program Reimbursements

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans are estimated and recorded in the period the related services are performed and are adjusted in future periods, as needed, until the final cost report settlements are determined. Previous program reimbursements and final cost report settlements are included in due from and due to third-party payors in the consolidated and combined balance sheets. Previously, these amounts were a component of other current assets and other current liabilities in the consolidated and combined balance sheets. During the three months ended March 31, 2017 and 2016, contractual allowance adjustments related to previous program reimbursements and final cost report settlements unfavorably impacted net operating revenues by $1.4 million and $1.8 million, respectively.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the components of amounts due from and due to third-party payors (in thousands):

	March 31,	December 31,
	2017	2016

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$23,573	$23,876
State supplemental payment programs	82,807	92,359
Total amounts due from third-party payors	$106,380	$116,235

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$34,675	$33,366
State supplemental payment programs	9,048	9,171
Total amounts due to third-party payors	$43,723	$42,537

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

The following table provides a summary of the portion of Medicaid reimbursements attributable to state supplemental payment programs (in thousands):

	Three Months Ended March 31,
	2017	2016

Medicaid revenues	$45,297	$52,215
Provider taxes and other expenses	16,893	19,426
Reimbursements attributable to state supplemental payment programs, net of expenses	$28,404	$32,789

The California Department of Health Care Services implemented the California Hospital Quality Assurance Fee (“HQAF”) program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients. Under the most recent phase of the program, covering the period January 2014 through December 2016, the Company recognized $11.0 million of Medicaid revenues and $2.7 million of provider taxes for the three months ended March 31, 2016 with no corresponding amounts for the three months ended March 31, 2017. The current program expired on December 31, 2016 and CMS has not approved a new program. Consistent with the first four phases of the HQAF program, the Company is not recognizing revenues under the pending program in 2017 or thereafter until CMS completes the approval process.

Charity Care

In the ordinary course of business, the Company provides services to patients who are financially unable to pay for hospital care. The related charges for those patients who are financially unable to pay that otherwise do not qualify for reimbursement from a governmental program are classified as charity care. The Company determines amounts that qualify for charity care primarily based on the patient’s household income relative to the poverty level guidelines established by the federal government. The Company’s policy is to not pursue collections for such amounts; therefore, the related charges are recorded in operating revenues at the standard billing rates and fully offset in contractual allowances. The gross amounts of charity care revenues were $12.5 million and $7.8 million for the three months ended March 31, 2017 and 2016, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Substantially all of the Company’s receivables are related to providing healthcare services to patients at its hospitals and affiliated outpatient facilities.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the components of accounts receivable before contractual allowances, discounts and allowance for doubtful accounts (dollars in thousands):

	March 31, 2017		December 31, 2016
	$ Amount	% of Total	$ Amount	% of Total

Third-parties	$2,050,321	75.8%	$1,930,103	74.6%
Self-pay	654,955	24.2%	656,373	25.4%
Total patient accounts receivable, gross	$2,705,276	100.0%	$2,586,476	100.0%

Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. The Company estimates the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category. The allowance percentage is based on a model that considers the historical write-off activity and is adjusted for expected recoveries and any anticipated changes in trends. The Company’s ability to estimate the allowance for doubtful accounts is not significantly impacted by the aging of accounts receivable, as management believes that substantially all of the risk exists at the point in time such accounts are identified as self-pay. For insured receivables, which are the non-self-pay receivables, the Company estimates the allowance for doubtful accounts based on a model that considers the uncontractualized portion of all accounts aging over 365 days from the date of patient discharge, reduced by an estimate for recoveries.

The following table provides a summary of the changes in the allowance for doubtful accounts (in thousands):

Three Months Ended
March 31,
2017

Balance at beginning of period	$360,796
Provision for bad debts	60,305
Amounts written off, net of recoveries	(63,904)
Balance at end of period	$357,197

Collections are impacted by the economic ability of patients to pay, the effectiveness of CHS’ billing and collection efforts, including their current policies on collections, and the ability of the Company to further attempt collection efforts. Billings and collections are outsourced to CHS under the transition services agreements that were established with the Spin-off. See Note 16 — Related Party Transactions for additional information on these agreements. Significant changes in payor mix, centralized business office operations, including the CHS shared service centers’ efforts in collecting the Company’s accounts receivable, economic conditions or trends in federal and state governmental healthcare coverage, among others, could affect the Company’s estimates of accounts receivable collectability. The Company also continually reviews its overall allowance adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues after the provision for bad debts, as well as by analyzing current period net operating revenues and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables, and the impact of recent acquisitions and dispositions.

Concentration of Credit Risk

The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s hospitals and affiliated facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s markets and non-governmental third-party payors, Medicare represents a significant concentration of credit risk from payors. Accounts receivable, net of contractual allowances, from Medicare were $72.8 million and $72.6 million, or 9.7% and 9.8% of total patient accounts receivable, net as of March 31, 2017 and December 31, 2016, respectively. Additionally, due to fiscal problems in the state of Illinois, the Company believes Illinois Medicaid represents a concentration of credit risk. The Company’s accounts receivable, net of contractual allowances, from Illinois Medicaid were $38.5 million and $34.8 million, or 5.1% and 4.7% of total patient accounts receivable, net as of March 31, 2017 and December 31, 2016, respectively.

The Company’s revenues are particularly sensitive to regulatory and economic changes in certain states where the Company generates significant revenues. Accordingly, any changes in the current demographic, economic, competitive or regulatory conditions in certain states in which revenues are significant could have an adverse effect on the Company’s results of operations, financial condition or cash flows. Changes to Medicaid and other government-managed payor programs in these states, including reductions in reimbursement rates or delays in reimbursement payments under state supplemental payment or other programs, could also have a similar adverse effect.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the states in which the Company generates more than 5% of total net patient revenues, before the provision for bad debts, as determined in each period (dollars in thousands):

	Number of	Three Months Ended March 31,
	Hospitals at	2017		2016
	March 31, 2017	$ Amount	% of Total	$ Amount	% of Total

Illinois	9	$203,372	36.1%	$201,851	34.3%
Oregon	1	52,996	9.4%	52,848	9.0%
Georgia	3	45,876	8.2%	54,254	9.2%
California	2	38,957	6.9%	51,045	8.7%
Kentucky	3	30,984	5.5%	30,892	5.3%
Alabama	2	28,629	5.1%	27,312	4.6%

Other Operating Expenses

The following table provides a summary of the major components of other operating expenses (in thousands):

	Three Months Ended March 31,
	2017	2016

Purchased services	$45,596	$44,438
Taxes and insurance	34,243	35,306
Medical specialist fees	28,463	24,350
Transition services agreements and allocations from Parent	16,282	16,257
Repairs and maintenance	11,443	11,236
Utilities	6,665	7,155
Management fees from Parent	—	8,826
Other miscellaneous operating expenses	20,732	16,895
Total other operating expenses	$163,424	$164,463

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

Prior to the Spin-off, QHC recorded a monthly corporate management fee from CHS that represented a portion of CHS’ corporate office costs, and this fee was included in other operating expenses. Following the Spin-off, the costs for corporate office functions are primarily included in salaries and benefits expenses in the consolidated and combined statements of income. See Note 16 — Related Party Transactions for additional information on the allocated costs from CHS.

General and Administrative Costs

Substantially all of the Company’s operating costs and expenses are “cost of revenues” items. Operating expenses that could be classified as general and administrative by the Company are costs related to corporate office functions, including, but not limited to tax, treasury, audit, risk management, legal, investor relations and human resources. These costs are primarily salaries and benefits expenses associated with these corporate office functions. General and administrative costs of the Company were $15.7 million and $12.0 million during the three months ended March 31, 2017 and 2016, respectively. Prior to the Spin-off, the majority of these costs were allocations from CHS. See Note 16 — Related Party Transactions for additional information on the allocated costs from CHS.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

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

The following table provides a summary of activity related to EHR incentives (in thousands):

	Three Months Ended March 31,
	2017	2016

Electronic health records incentives receivable at beginning of period	$4,189	$11,227
Electronic health records incentives earned	2,452	4,208
Cash incentive payments received	(842)	(7,625)
Adjustments to receivable based on final cost report settlement or audit	(221)	(1,925)
Electronic health records incentives receivable at end of period	$5,578	$5,885

Deferred revenue related to electronic health records incentives at beginning of period	$—	$—
Cash received and deferred during period	—	(4,693)
Recognition of deferred incentives as earned	—	—
Deferred revenue related to electronic health records incentives at end of period	$—	$(4,693)

Total electronic health records incentives earned during period	$2,452	$4,208
Total cash incentive payments received during period	842	12,318

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

Loss (Gain) on Sale of Hospitals, Net

Loss (gain) on sale of hospitals, net is the loss (gain) related to the Company’s divestiture of hospitals and their related ancillary facilities. It is calculated as the difference between the cash received from the sale and the carrying value of the associated net assets at the date of sale, less certain incremental direct selling costs.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Transaction Costs Related to the Spin-off

Transaction costs related to the Spin-off consists of QHC’s portion of the costs to effect the Spin-off and the costs associated with forming a new company. These costs include audit, management advisory and consulting costs, investment advisory costs, legal expenses and other miscellaneous costs.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent the Company believes that recovery is not likely, a valuation allowance is established. To the extent the Company establishes a valuation allowance or increases this allowance, the related expense is included in the provision for income taxes in the consolidated and combined statements of income. The Company classifies interest and penalties, if any, related to its tax positions as a component of income tax expense. See Note 11 — Income Taxes for information on the separate return method of accounting for income taxes that was used by the Company during the carve-out period.

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

Other Current Assets

Other current assets consists of the current portion of the insurance receivables from CHS related to professional and general liability and workers’ compensation liability insurance reserves that were indemnified by CHS in connection with the Spin-off, non-patient accounts receivable primarily related to QHR, receivables related to electronic health records incentives and other miscellaneous current assets.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

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

See Note 3 — Impairment of Long-Lived Assets and Goodwill for additional information related to impairment charges recorded in the condensed consolidated and combined statements of income for the three months ended March 31, 2017 and the year ended December 31, 2016.

Other Long-Term Assets

Other long-term assets consists of the long-term portion of the receivables from CHS related to professional and general liability and workers’ compensation liability insurance reserves that were indemnified by CHS in connection with the Spin-off, as well as deposits, investments in unconsolidated subsidiaries and other miscellaneous long-term assets.

Other Current Liabilities

Other current liabilities consists of the current portion of professional and general liability insurance reserves, including the portion indemnified by CHS in connection with the Spin-off, as well as property tax accruals, legal accruals, deferred revenue related to electronic health records incentives, physician guarantees and other miscellaneous current liabilities.

Professional and General Liability and Workers’ Compensation Liability Insurance Reserves

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

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

See Note 17 — Commitments and Contingencies for information related to the portion of the Company’s insurance reserves for workers’ compensation liability and professional and general liability that are indemnified by CHS and the related accounting treatment and presentation in the consolidated and combined financial statements.

Self-Insured Employee Health Benefits

The Company is self-insured for substantially all of the medical benefits of its employees. The Company maintains a liability for its current estimate of incurred but not reported employee health claims based on historical claims data provided by third-party administrators. The undiscounted reserve for self-insured employee health benefits was $8.8 million and $11.0 million as of March 31, 2017 and December 31, 2016, respectively and is included in accrued salaries and benefits in the consolidated and combined balance sheets. Expense each period is based on the actual claims received during the period plus any adjustment to the liability.

Prior to the Spin-off, QHC was allocated employee health expense as part of the monthly corporate overhead charges from CHS. The allocation was determined based on claims made by QHC employees during the period plus an estimate for the change in liability related to QHC employee health claims incurred but not reported. The liability was included in Due to Parent, net in the consolidated and combined balance sheets, as the related employee health insurance policy was owned by CHS. Employee health expense is included in salaries and benefits expenses in the consolidated and combined statements of income for all periods. See Note 16 — Related Party Transactions for additional information on corporate overhead costs from CHS prior to the Spin-off.

Noncontrolling Interests and Redeemable Noncontrolling Interests

The Company’s consolidated and combined financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that it controls. Certain of the Company’s consolidated subsidiaries have noncontrolling physician ownership interests with redemption features that require the Company to deliver cash upon the occurrence of certain events outside its control, such as the retirement, death, or disability of a physician-owner. The carrying amount of redeemable noncontrolling interests is recorded in the consolidated and combined balance sheets at the greater of: (1) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of cumulative net income (loss), net of cumulative amounts distributed, if any, or (2) the redemption value.

Assets and Liabilities of Hospitals Held for Sale

The Company reports separately from other assets on the consolidated and combined balance sheet those assets that meet the criteria for classification as held for sale. Generally, assets that meet the criteria include those for which the carrying amount will be settled principally through a sale transaction rather than through continuing use. The asset must be available for immediate sale in its present condition, subject to usual or customary terms, and the sale must be probable to occur in the next 12 months. Similarly, the liabilities of a disposal group are classified as held for sale upon meeting these criteria. Immediately following classification as held for sale, the Company remeasures these assets and liabilities and adjusts the value to the lesser of the carrying amount or fair value less costs to sell. The assets and liabilities classified as held for sale are no longer depreciated or amortized into expense. The carrying value of assets classified as held for sale are reported net of impairment charges in the consolidated and combined balance sheets as of March 31, 2017 and December 31, 2016.

Stock-Based Compensation

In connection with the Spin-off, the Company issued QHC restricted stock awards to all CHS restricted stock award holders as of the Record Date. Each holder of CHS restricted stock awards received one QHC restricted stock award for every four CHS restricted stock awards held. In addition, QHC employees that held CHS restricted stock awards were allowed to continue to hold the CHS awards under the same terms and conditions that existed prior to the Spin-off, excluding certain shares granted on March 1, 2016 that were canceled in connection with the Spin-off. The unrecognized compensation expense related to the vesting of the CHS restricted stock awards held by QHC employees was transferred to QHC with the Spin-off. As a result, the Company is responsible for recording stock-based compensation expense attributable to the unvested portion of CHS restricted stock awards held by QHC

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

employees and the unvested portion of all QHC restricted stock awards held by its employees, consisting of both QHC awards issued on the Record Date and additional awards granted under the Quorum Health Corporation 2016 Stock Award Plan (the “2016 Stock Award Plan”) following the Spin-off. See Note 14 — Stock-Based Compensation for additional information related to stock-based compensation.

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

Segment Reporting

The principal business of the Company is to provide healthcare services at its hospitals and affiliated facilities. The Company’s only other line of business is the hospital management advisory and consulting services it provides through QHR. The Company has determined that its hospital operations business meets the criteria for separate segment reporting. The financial information for QHR’s business does not meet the quantitative thresholds for separate segment reporting, and therefore has been combined with the Company’s corporate functions into the all other reportable segment. See Note 13 — Segments.

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Accounting for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. This ASU instead permits an entity to recognize goodwill impairment loss as the excess of a reporting unit’s carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment over goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The ASU is effective for the Company’s annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact this guidance may have on its consolidated and combined results of operations, financial position and cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows. ASU No. 2016-15 is effective retrospectively for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact this new guidance may have on its consolidated cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU are the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted this ASU on January 1, 2017. The adoption of this ASU had no material impact on the Company’s consolidated and combined results of operations, financial position and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. The ASU also modifies the lease

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company expects to adopt this ASU on January 1, 2018 and is currently evaluating its plan for adoption and the impact on its revenue recognition policies, procedures and internal control framework, and the resulting impact on its consolidated and combined results of operations, financial position and cash flows. The Company has established an implementation group for this ASU with an implementation plan to transition to the new standard and determine its impact during 2017. A significant element of executing this plan is the process of reviewing sources of revenue and evaluating the patient account population to determine the appropriate distribution of patient accounts into portfolios with similar collection experience that, when evaluated for collectability, will result in a materially consistent revenue amount for such portfolios as if each patient account was evaluated on a contract-by-contract basis. The Company expects this process will be completed later in 2017. The Company is also in the process of assessing the impact of the new standard on various reimbursement programs that represent variable consideration, including settlements with third party payors, disproportionate share payments, supplemental state Medicaid programs, bundled payment of care programs and other reimbursement programs in which the Company’s hospitals participate. Due to the many different forms of calculation and reimbursement that these programs take that vary from state to state, the application of the new accounting standard could have an impact on the revenue recognized for variable consideration. Moreover, industry guidance is continuing to develop around this issue, and any conclusions in the final industry guidance that is inconsistent with the Company’s application could result in changes to the Company’s expectations regarding the impact that this new accounting standard could have on the Company’s financial statements. Additionally, the adoption of the new accounting standard will impact the presentation on the Company’s statement of operations for a significant component of its provision for bad debts. After adoption of the new standard, the majority of what is currently classified as the provision for bad debts will be reflected as an implicit price concession as defined in the standard and therefore an adjustment to net patient revenue. The Company will continue to evaluate certain changes in collectability on its self-pay patient accounts receivable resulting from certain credit and collection issues not assessed at the date of service, including bankruptcy, and recognize such amounts in the provision for bad debts included in operating expenses on the statement of operations. The Company is in the process of evaluating the various approaches upon adoption and will finalize its selection in the second quarter of 2017. The Company cannot reasonably estimate at this time the quantitative impact that the adoption of this accounting standard will have on the financial statements of the Company.

NOTE 3 – IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

2017 Impairments

During the three months ended March 31, 2017, management made a decision to classify certain additional hospitals as held for sale. In connection with this decision, the Company evaluated the estimated relative fair value of the hospitals classified as held for sale in relation to the overall fair value of the hospital operations reporting unit utilizing a September 30, 2016 measurement date, which was the measurement date of the Company’s most recent annual goodwill impairment analysis, and recognized $3.3 million of impairment to long-lived assets and goodwill during the three months ended March 31, 2017, which consisted of $1.1 million of property and equipment, $0.8 million of capitalized software costs and $1.4 million of goodwill.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

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

NOTE 4 –DIVESTITURES

Trinity Hospital of Augusta

On March 30, 2017, the Company announced that it had entered into a definitive agreement to sell 231-bed Trinity Hospital of Augusta, and its affiliated outpatient facilities located in Augusta, Georgia. The Company anticipates completing the sale of this hospital in the second quarter of 2017.

Cherokee Medical Center

On March 31, 2017, the Company sold 60-bed Cherokee Medical Center and its affiliated outpatient facilities (“Cherokee”), located in Centre, Alabama, for $4.3 million. For the three months ended March 31, 2017 and 2016, the Company’s operating results included pre-tax losses of $0.9 million and $1.7 million, respectively, related to Cherokee. In addition to the above, the Company recorded a $0.8 million gain on the sale in the three months ended March 31, 2017. The Company also recorded $3.9 million and $2.0 million of impairment to property, equipment and capitalized software costs of Cherokee during the years ended December 31, 2016 and 2015, respectively.

Barrow Regional Medical Center

Effective December 31, 2016, the Company sold 56-bed Barrow Regional Medical Center and its affiliated outpatient facilities (“Barrow”), located in Winder, Georgia, for $6.6 million. For the three months ended March 31, 2017 and 2016, the Company’s operating results included a pre-tax gain of $0.6 million and a pre-tax loss of $2.9 million, respectively, related to Barrow. In addition to the above, the Company recorded a $1.2 million loss on the sale and $4.0 million of impairment to property, equipment and capitalized software costs of Barrow during the year ended December 31, 2016.

Sandhills Regional Medical Center

Effective December 1, 2016, the Company sold 64-bed Sandhills Regional Medical Center and its affiliated outpatient facilities (“Sandhills”), located in Hamlet, North Carolina, for $7.2 million. For the three months ended March 31, 2017 and 2016, the Company’s operating results included pre-tax losses of $0.6 million related to Sandhills. In addition to the above, the Company recorded a $1.0 million loss on the sale and $4.8 million of impairment to property, equipment and capitalized software costs of Sandhills during the year ended December 31, 2016.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

NOTE 5 – PROPERTY AND EQUIPMENT

The following table provides a summary of the components of property and equipment (in thousands):

	March 31,	December 31,
	2017	2016

Property and equipment, at cost:
Land and improvements	$80,846	$84,474
Building and improvements	756,040	782,892
Equipment and fixtures	532,830	592,463
Construction in progress	65,556	60,146
Total property and equipment, at cost	1,435,272	1,519,975
Less: Accumulated depreciation and amortization	(714,908)	(786,075)
Total property and equipment, net	$720,364	$733,900

Depreciation expense was $15.8 million and $22.4 million for the three months ended March 31, 2017 and 2016, respectively. See Note 6 — Goodwill and Intangible Assets for information on amortization expense recorded for property and equipment held under capital lease obligations. The total amount of assets held under capital lease obligations, at cost, was $29.1 million and $30.2 million at March 31, 2017 and December 31, 2016, respectively, and $26.9 million and $27.5 million, net of accumulated amortization, at March 31, 2017 and December 31, 2016, respectively.

Purchases of property and equipment accrued in accounts payable were $6.9 million and $15.7 million as of March 31, 2017 and December 31, 2016, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table provides a summary of changes in goodwill (in thousands):

Three Months Ended
March 31,
2017

Balance at beginning of period	$416,833
Reclassification to held-for-sale	(6,885)
Impairment	(1,368)
Balance at end of period	$408,580

Goodwill related to the hospital operations reporting unit was $375.3 million and $383.5 million as of March 31, 2017 and December 31, 2016, respectively. Goodwill related to the hospital management advisory and consulting services reporting unit was $33.3 million at both March 31, 2017 and December 31, 2016.

See Note 3 — Impairment of Long-Lived Assets and Goodwill for a discussion of the goodwill impairment charges recorded by the Company during the three months ended March 31, 2017 and the year ended December 31, 2016.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Intangible Assets

The following table provides a summary of intangible assets (in thousands):

	March 31,	December 31,
	2017	2016

Finite-lived intangible assets:
Capitalized software costs:
Cost	$164,006	$180,855
Accumulated amortization	(107,611)	(118,391)
Capitalized software costs, net	56,395	62,464
Physician guarantee contracts:
Cost	8,148	11,355
Accumulated amortization	(4,409)	(6,329)
Physician guarantee contracts, net	3,739	5,026
Other finite-lived intangible assets:
Cost	43,883	44,342
Accumulated amortization	(33,169)	(33,059)
Other finite-lived intangible assets, net	10,714	11,283
Total finite-lived intangible assets
Cost	216,037	236,552
Accumulated amortization	(145,189)	(157,779)
Total finite-lived intangible assets, net	$70,848	$78,773

Indefinite-lived intangible assets:
Tradenames	$4,000	$4,000
Medical licenses and other indefinite-lived intangible assets	1,681	2,209
Total indefinite-lived intangible assets	$5,681	$6,209

Total intangible assets:
Cost	$221,718	$242,761
Accumulated amortization	(145,189)	(157,779)
Total intangible assets, net	$76,529	$84,982

As of March 31, 2017, the Company had $3.2 million of capitalized software costs that are currently in the development stage. Amortization of these capitalized costs will begin once the software projects are complete and ready for their intended use.

Amortization Expense

The following table provides a summary of the components of amortization expense (in thousands):

	Three Months Ended March 31,
	2017	2016

Amortization of finite-lived intangible assets:
Capitalized software costs	$4,744	$6,595
Physician guarantee contracts	557	711
Other finite-lived intangible assets	569	757
Total amortization expense related to finite-lived intangible assets	5,870	8,063
Amortization of leasehold improvements and property and equipment assets held under capital lease obligations	456	683
Total amortization expense	$6,326	$8,746

As of March 31, 2017, the weighted-average remaining amortization period of the Company’s intangible assets subject to amortization, except for capitalized software costs and physician guarantee contracts, was approximately 5.3 years.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

NOTE 7 – LONG-TERM DEBT

The following table provides a summary of the components of long-term debt (in thousands):

	March 31,	December 31,
	2017	2016

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$39,000	$—
Term Loan Facility, maturing 2022	861,869	868,419
ABL Credit Facility, maturing 2021	39,000	—
Senior Notes, maturing 2023	400,000	400,000
Unamortized debt issuance costs and discounts	(46,831)	(48,764)
Capital lease obligations	25,224	25,588
Other debt	1,387	1,582
Total debt	1,319,649	1,246,825
Less: Current maturities of long-term debt	(1,664)	(5,683)
Total long-term debt	$1,317,985	$1,241,142

In connection with the Spin-off, the Company entered into two credit agreements and issued senior notes. In addition, the previous indebtedness with CHS, which was classified on the consolidated and combined balance sheets as Due to Parent, net was fully settled. See Note 1 — Description of the Business and Spin-off and Note 16 — Related Party Transactions for additional information on the use of proceeds from the new debt instruments and the settlement of Due to Parent, net.

Senior Credit Facility

On April 29, 2016, the Company entered into the CS Agreement, among the Company, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent. On April 11, 2017, the Company executed the CS Amendment with its Senior Credit Facility lenders to amend certain provisions of its Senior Credit Facility, as described below.

The CS Agreement initially provided for an $880 million senior secured term loan facility and a $100 million senior secured revolving credit facility. The Term Loan Facility was issued at a discount of $17.6 million, or 98% of par value, and has a maturity date of April 29, 2022, subject to customary acceleration events and repayment, extension or refinancing. The Revolving Credit Facility has a maturity date of April 29, 2021, subject to certain customary acceleration events and repayment, extension or refinancing. The CS Amendment reduced the Revolving Credit Facility’s borrowing capacity from $100 million to $87.5 million until December 31, 2017, at which time the borrowing capacity decreases to $75.0 million.

The CS Agreement contains customary covenants, including a maximum permitted Secured Net Leverage Ratio, as determined based on 12 month trailing Consolidated EBITDA, as defined in the CS Agreement. As of March 31, 3017 and December 31, 2016, the Company had a Secured Net Leverage Ratio of 3.83 to 1.00 and 3.93 to 1.00, respectively, implying additional borrowing capacity of $152.6 million as of March 31, 2017.  On April 11, 2017, the Company executed the CS Amendment with its Senior Credit Facility lenders to amend the calculation of the Secured Net Leverage Ratio beginning January 1, 2017 to December 31, 2018, among other provisions. The CS Amendment raised the maximum Secured Net Leverage Ratio required for the Company to remain in compliance for certain periods, and also changed the calculation of compliance for specified periods.

After giving effect to the CS Amendment, the maximum Secured Net Leverage Ratio permitted under the CS Agreement, as determined based on 12 month trailing Consolidated EBITDA and as defined in the CS Agreement, follows:

Maximum
Secured Net
Period	Leverage Ratio

Period from January 1, 2017 to June 30, 2017	4.50 to 1.00
Period from July 1, 2017 to December 31, 2018	4.75 to 1.00
Period from January 1, 2019 and thereafter	4.00 to 1.00

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

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

Prior to the CS Amendment, interest under the Term Loan Facility accrued, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%. The effective interest rate on the Term Loan Facility was 7.69% as of March 31, 2017. Following the CS Amendment, interest under the Term Loan Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. Interest under the Revolving Credit Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS Amendment. If the CS Amendment had been effective as of March 31, 2017, the effective interest rate on the Term Loan Facility would have been 8.73%.

Borrowings from the Revolving Credit Facility are used for working capital and general corporate purposes. As of March 31, 2017, the Company had $39.0 million outstanding under the Revolving Credit Facility and had $6.5 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation liability insurance as security for the payment of claims. As of March 31, 2017, the Company had borrowing capacity under its Revolving Credit Facility of $42.0 million.

ABL Credit Facility

On April 29, 2016, the Company entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among the Company, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). The available borrowings from the ABL Credit Facility, which are based on eligible patient accounts receivable, are used for working capital and general corporate purposes. As of March 31, 2017, the Company had $39.0 million outstanding on the ABL Credit Facility and borrowing capacity of $86.0 million.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

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

Senior Notes

On April 22, 2016, the Company issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations of the Company guaranteed on a senior basis by certain of the Company’s subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months.  The effective interest rate on the Senior Notes was 12.469% as of March 31, 2017.

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

On April 17, 2017, the Company launched an offer to exchange the 11.625% Senior Notes due 2023 (the “Initial Notes”) in the aggregate principal amount of $400 million, which are not registered under the Securities Act of 1933, as amended (the “Securities Act”), for a like principal amount of 11.625% Senior Notes due 2023 (the “Exchange Notes”), which have been registered under the Securities Act (the “Exchange Offer”). The Exchange Offer expires on May 17, 2017, unless extended by the Company. The Exchange Notes are substantially identical to the Initial Notes, except that the Exchange Notes will be registered under the Securities Act and will not be subject to the transfer restrictions and certain registration rights agreement provisions applicable to the Initial Notes.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Debt Issuance Costs and Discounts

The following table provides a summary of unamortized debt issuance costs and discounts (in thousands):

	March 31,	December 31,
	2017	2016

Debt issuance costs	$29,193	$29,146
Debt discounts	24,536	24,536
Total debt issuance costs and discounts	53,729	53,682
Less: Amortization of debt issuance costs and discounts	(6,898)	(4,918)
Total unamortized debt issuance costs and discounts	$46,831	$48,764

Capital Lease Obligations and Other Debt

The Company’s debt arising from capital lease obligations primarily relates to its new corporate office in Brentwood, Tennessee. As of March 31, 2017, this capital lease obligation was $18.5 million. The remainder of the Company’s capital lease obligations relate to property and equipment at its hospitals and corporate office. Other debt consists of physician loans and miscellaneous notes payable to banks.

Debt Maturities

The following table provides a summary of debt maturities for the next five years and thereafter (in thousands):

March 31,
2017

Remainder of 2017	$1,312
2018	7,786
2019	10,144
2020	10,245
2021	10,356
Thereafter	1,326,637
Total debt, excluding unamortized debt issuance costs and discounts	$1,366,480

Interest Expense, Net

The following table provides a summary of the components of interest expense, net (in thousands):

	Three Months Ended March 31,
	2017	2016

Senior Credit Facility:
Revolving Credit Facility	$139	$—
Term Loan Facility	14,641	—
ABL Credit Facility	256	—
Senior Notes	11,626	—
Amortization of debt issuance costs and discounts	1,980	—
All other interest expense (income), net	(1,112)	569
Total interest expense, net from long-term debt	27,530	569
Due to Parent, net	—	26,883
Total interest expense, net	$27,530	$27,452

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

NOTE 8 – OTHER LONG-TERM LIABILITIES

The following table provides a summary of the components of other long-term liabilities (in thousands):

	March 31,	December 31,
	2017	2016

Professional and general liability insurance reserves	$76,062	$74,194
Workers' compensation liability insurance reserves	19,862	17,416
Benefit plan liabilities	34,737	10,722
Deferred rent	3,586	4,001
Other miscellaneous long-term liabilities	2,669	2,663
Total other long-term liabilities	$136,916	$108,996

See Note 17 — Commitments and Contingencies for additional information about the Company’s insurance reserves.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s cash and cash equivalents, patient accounts receivable, amounts due from and due to third-party payors, and accounts payable approximate their fair values due to the short-term maturity of these financial instruments.

The Company recorded impairment charges related to long-lived assets and goodwill during the three months ended March 31, 2017 and the year ended December 31, 2016. See Note 3 — Impairment of Long-Lived Assets and Goodwill. The assessment of fair value was based on Level 3 inputs, as the valuation methodologies used to determine impairment were based on internal projections and unobservable inputs. The portion of impairment related to hospital assets held for sale was determined based on Level 2 inputs, as the valuation methodologies used to determine impairment considered letters of intent received on these hospitals.

The following table provides a summary of the carrying amounts and estimated fair values of the Company’s long-term debt (in thousands):

	March 31, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Revolving Credit Facility	$39,000	$39,000	$—	$—
Term Loan Facility	861,869	843,554	868,419	849,427
ABL Credit Facility	39,000	39,000	—	—
Senior Notes	400,000	349,456	400,000	334,720
Other debt	26,611	26,611	27,170	27,170
Total debt, excluding unamortized debt issuance costs and discounts	$1,366,480	$1,297,621	$1,295,589	$1,211,317
The Company considers its long-term debt instruments to be measured based on Level 2 inputs. Information about the valuation methodologies used in the determination of the fair values for the Company’s long-term debt instruments follows:

•

Term loan facility. The estimated fair value is based on publicly available trading activity and supported with information from the Company’s lending institutions regarding relevant pricing for trading activity.

•	Senior notes. The estimated fair value is based on the closing market price for these notes.
•

All other debt. The carrying amounts of the Company’s debt instruments, including the revolving credit facility, ABL credit facility, capital lease obligations, physician loans and miscellaneous notes payable to banks, approximate their estimated fair values due to the nature of these obligations.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

NOTE 10 – EQUITY

Preferred Stock

In connection with the Spin-off, the Company authorized 100,000,000 shares of preferred stock, par value of $0.0001 per share. No shares have been issued as of March 31, 2017. The Board has the discretion, subject to limitations prescribed by Delaware law and by its amended and restated certificate of incorporation, to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock, when and if issued.

Common Stock

In connection with the Spin-off, the Company authorized 300,000,000 shares of common stock, par value of $0.0001 per share, and issued 28,412,054 shares of common stock on April 29, 2016 to CHS stockholders of record on the Record Date, or April 22, 2016. The common stock began trading on the NYSE on May 2, 2016 under the ticker symbol “QHC.” As of March 31, 2017 and December 31, 2016, the Company had 30,203,170 shares and 29,482,050 shares, respectively, of common stock issued and outstanding.

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

Additional Paid-in Capital

In connection with the Spin-off, the Company issued common stock, as described above, to CHS stockholders. In addition, pursuant to the Separation and Distribution Agreement, CHS contributed capital in excess of par value of common stock of $530.6 million, in lieu of a cash settlement payment, related to the remaining intercompany indebtedness with CHS and the Parent’s equity attributable to CHS. See Note 1 — Description of the Business and Spin-off for a summary of the major transactions to effect the Spin-off.

Accumulated Deficit

Accumulated deficit of the Company, as shown on the consolidated and combined balance sheets as of March 31, 2017 and December 31, 2016, represents the Company’s cumulative net losses since the Spin-off date. The cumulative earnings and losses of the Company prior to the Spin-off were included in Due to Parent, net on the consolidated and combined balance sheets.

NOTE 11 – INCOME TAXES

The Company, or one of its subsidiaries, is subject to U.S. federal income tax and income tax of multiple state and local jurisdictions. The Company provides for income taxes based on the enacted tax laws and rates in jurisdictions in which it conducts its operations. Prior to the Spin-off, the Company was included in the consolidated federal, state and local income tax returns filed by CHS and calculated income taxes for the purpose of carve-out financial statements using the “separate return method.” The Company deemed the amounts that it would have paid to or received from the U.S. Internal Revenue Service and certain state jurisdictions, had QHC not been a member of CHS’ consolidated tax group, to be immediately settled with CHS through Due to Parent, net in the consolidated and combined balance sheets. The Company is filing its own consolidated federal, state and local income tax returns after the Spin-off.

The Company’s effective tax rates were (2.6)% and 26.3% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the Company’s effective tax rate for the three months ended March 31, 2017, when compared to the three months ended March 31, 2016, was primarily due to recording a valuation allowance against the deferred tax assets arising from the Company’s pre-tax loss in the 2017 period that are not more likely than not to be recognized.

The Company’s deferred income tax liabilities, net were $32.1 million as of March 31, 2017, compared to $31.5 million as of December 31, 2016, a $0.6 million increase. This increase was primarily due to a deferred tax provision for tax deductible amortization on indefinite-lived intangible assets and goodwill, net of a deferred tax benefit on the impairment of goodwill related to the reclassification of QHC hospitals to assets held for sale in the 2017 period.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records income tax benefits for all tax years subject to examination based on management’s evaluation of the facts, circumstances, and information available at the reporting date. The Company is not aware of any unrecognized tax benefits; therefore, it has not recorded any such amounts for the three months ended March 31, 2017 and 2016.

NOTE 12 – EARNINGS PER SHARE

The following table provides a summary of the computation of basic and diluted earnings (loss) per share (in thousands, except earnings per share and shares):

	Three Months Ended March 31,
	2017	2016

Numerator:
Net income (loss)	$(27,205)	$(4,687)
Less: Net income (loss) attributable to noncontrolling interests	356	315
Net income (loss) attributable to Quorum Health Corporation	$(27,561)	$(5,002)
Denominator:
Weighted-average shares outstanding - basic and diluted	27,800,597	28,412,054

Basic and diluted earnings (loss) per share attributable to Quorum Health Corporation stockholders	$(0.99)	$(0.18)

For comparative purposes, the Company used 28,412,054 shares as the number of basic and diluted shares outstanding for all periods prior to the Spin-off in calculating basic and diluted earnings (loss) per share. This number of shares represents the number of shares issued on the Spin-off date. Due to the net loss attributable to Quorum Health Corporation in the three months ended March 31, 2017 and March 31, 2016, no incremental shares are included in diluted earnings (loss) per share for these periods because the effect of the incremental shares would be anti-dilutive. No incremental shares were considered for any periods prior to the Spin-off.

NOTE 13 – SEGMENTS

The Company operates in two distinct operating segments, its hospital operations business and its hospital management advisory and healthcare consulting services business. The hospital operations segment includes the operations of the Company’s owned and leased hospitals and their affiliated outpatient facilities that provide inpatient and outpatient healthcare services. Prior to the Spin-off, management fees allocated from Parent were included in the hospital operations segment. Subsequent to the Spin-off, the Company began presenting general and administrative costs for corporate functions in the all other reportable segment. The hospital management advisory and healthcare consulting services segment includes the operations of QHR. Only the hospital operations segment meets the criteria as a separate reportable segment. The financial information for QHR has been combined with the Company’s corporate functions and reported below as part of the all other reportable segment.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

The following tables provide a summary of financial information related to the Company’s segments (in thousands):

	Three Months Ended March 31,
	2017	2016

Net operating revenues:
Hospital operations	$506,418	$527,424
All other	21,222	22,127
Total net operating revenues	$527,640	$549,551

Adjusted EBITDA:
Hospital operations	$37,466	$52,171
All other	(11,324)	4,053
Total Adjusted EBITDA	$26,142	$56,224

	March 31,	December 31,
	2017	2016

Assets:
Hospital operations	$1,812,402	$1,802,121
All other	269,308	192,249
Total assets	$2,081,710	$1,994,370

The following table provides a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2017	2016

Adjusted EBITDA	$26,142	$56,224
Interest expense, net	(27,530)	(27,452)
Provision for (benefit from) income taxes	(701)	1,674
Depreciation and amortization	(22,120)	(31,157)
Legal, professional and settlement costs	(535)	(241)
Impairment of long-lived assets and goodwill	(3,300)	—
Gain (loss) on sale of hospitals, net	870	—
Transaction costs related to the Spin-off	(31)	(3,735)
Net income (loss)	$(27,205)	$(4,687)

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

On February 22, 2017, the Compensation Committee of the Board of Directors (the “Compensation Committee”) granted 230,000 performance-based restricted stock awards to the Company’s executive officers. The grants were made pursuant to the 2016 Stock Award Plan and a performace-based restricted stock award agreement. If the performance-based objectives are attained in accordance with the targets set forth in the performance-based restricted stock award agreement, the restrictions on the restricted stock awards will lapse in equal installments on each of the first three anniversaries of the grant date.

On February 22, 2017, the Compensation Committee granted 230,000 time-based restricted stock awards to the Company’s executive officers, as well as 420,000 time-based restricted stock awards to certain employees of the Company. The grants were made pursuant to the 2016 Stock Award Plan and a restricted stock award agreement. The restrictions on the time-vested restricted stock awards will lapse in equal installments on each of the first three anniversaries of the grant date.

On May 3, 2016, the Compensation Committee granted 460,000 performance-based restricted stock awards to the Company’s executive officers. The grants were made pursuant to the 2016 Stock Award Plan and a performance-based restricted stock award agreement. If the performance-based objectives are attained in accordance with the targets set forth in the performance-based restricted stock award agreement, the restrictions on the restricted stock awards will lapse in equal installments on each of the first three anniversaries of the grant date.

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

The following table provides a summary of the activity related to unvested QHC restricted stock awards held by QHC and CHS employees during the three months ended March 31, 2017 that were distributed in the Spin-off (in shares):

	QHC Awards Distributed in Spin-off
	QHC Employees	CHS Employees	Total

Unvested restricted stock awards at December 31, 2016	52,462	621,525	673,987
Vested	(33,599)	(200,834)	(234,433)
Forfeited	(13,928)	(127,183)	(141,111)
Unvested restricted stock awards at March 31, 2017	4,935	293,508	298,443

The following table provides a summary of the activity related to unvested restricted stock awards during the three months ended March 31, 2017 that were granted to QHC employees subsequent to the Spin-off:

	QHC Awards Granted
	Subsequent to Spin-off
		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Unvested restricted stock awards at December 31, 2016	1,081,005	$12.77
Granted	880,000	8.54
Vested	—	—
Forfeited	(17,667)	12.77
Unvested restricted stock awards at March 31, 2017	1,943,338	$10.85

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Following the Spin-off, the Company began recording stock-based compensation expense related to the vesting of QHC restricted stock awards issued to QHC employees on the Spin-off date, CHS restricted stock awards held by QHC employees on the Spin-off date, and restricted stock awards granted by QHC on May 3, 2016. Stock-based compensation expense is recorded in salaries and benefits for periods following the Spin-off. Prior to the Spin-off, an estimated portion of CHS’ stock-based compensation expense was allocated to QHC through the monthly corporate management fee from CHS, which was recorded in other operating expenses in the consolidated and combined statements of income, and therefore is not included in stock-based compensation expense in the table below. The estimated costs allocated to QHC from CHS were $1.7 million for the three months ended March 31, 2016.

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification Topic 718, “Compensation — Stock Compensation.” Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service periods. Determining the fair value of stock-based awards at the grant date requires the exercise of judgment, including the number of stock-based awards that are expected to be forfeited. If actual forfeitures differ from the Company’s estimates, stock-based compensation expense and the Company’s results of operations would be impacted.

The following table provides a summary of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2017	2016

Stock-based compensation resulting from the Spin-off	$916	$—
Stock-based compensation related to grants following the Spin-off	1,881	—
Total stock-based compensation expense	$2,797	$—

As of March 31, 2017, the Company had unrecognized stock-based compensation expense related to the outstanding unvested QHC and CHS restricted stock awards held by QHC employees as of the Spin-off date and the QHC restricted stock awards granted subsequent to the Spin-off of $1.7 million and $14.4 million, respectively.

NOTE 15 – EMPLOYEE BENEFIT PLANS

Following the Spin-off, the Company maintains various benefit plans, including defined contribution plans, a defined benefit plan and deferred compensation plans, of which certain of the Company’s subsidiaries are the plan sponsors. The rights and obligations of these plans were transferred from CHS in connection with the Spin-off, pursuant to the Separation and Distribution Agreement.

Defined Contribution Plans

The Quorum Health Retirement Savings Plan (the “RSP”) is a defined contribution plan established on January 1, 2016 by CHS in anticipation of the Spin-off. Prior to the Spin-off, the cumulative liability for these benefit costs was recorded in Due to Parent, net. The assets and liabilities under this plan were transferred to QHC in connection with the Spin-off. The RSP covers the majority of the employees at the Company’s subsidiaries. The Company has other minor defined contribution plans at certain of its hospitals that cover employees under the terms of these individual plans. Total expense to the Company under all defined contribution plans was $2.9 million and $3.3 million for the three months ended March 31, 2017 and 2016, respectively. The benefit costs associated with the RSP are recorded as salaries and benefits expense in the consolidated and combined statements of income.

Deferred Compensation Plans

Certain QHC employees participated in CHS’ unfunded deferred compensation plans that allowed participants to defer receipt of a portion of their compensation. The election period for those employees continued under the CHS plan through December 31, 2016. In January, 2017, the assets and liabilities attributable to QHC employees of $22.9 million and $23.9 million, respectively, were transferred to a new plan established by QHC, as described below.

On August 18, 2016, the Compensation Committee of the Board adopted the Executive Nonqualified Excess Plan Adoption Agreement (the “Adoption Agreement”) and the Executive Nonqualified Excess Plan Document (the “Plan Document”), that together, the Adoption Agreement names as the QHCCS, LLC Nonqualified Deferred Compensation Plan (the “NQDCP”). The NQDCP is an unfunded, nonqualified deferred compensation plan that provides deferred compensation benefits for a select group of management, highly compensated employees and independent contractors of the Company’s wholly-owned subsidiary, QHCCS, LLC, a Delaware limited liability company (“QHCCS”), including the Company’s named executive officers. The NQDCP permits participants to defer

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

a portion of their annual base salary, service bonus and performance-based compensation, as well as up to 100% of their incentive compensation in any calendar year. In addition to participant deferrals, QHCCS and/or its affiliates may make discretionary credits to participants’ accounts for any year. As of March 31, 2017, the assets and liabilities under this plan were $22.5 million and $23.6 million, respectively, and are included in other long-term assets and other long-term liabilities in the consolidated and combined balance sheet.

Supplemental Executive Retirement Plan

On April 1, 2016, the Board adopted the Quorum Health Corporation Supplemental Executive Retirement Plan (the “Original SERP Plan”). Pursuant to the EMA between the Company and CHS, the Company assumed all liabilities for all obligations under the Original SERP Plan for the benefits of QHC employees, as defined in the Employee Matters Agreement, except that no additional benefits were to accrue under the Original SERP Plan following the Spin-off. The accrued benefit liability for the Original SERP Plan that was transferred to the Company in connection with the Spin-off was $6.0 million and is included in other long-term liabilities in the consolidated and combined balance sheet. There were no assets transferred to the Company related to the Original SERP Plan in connection with the Spin-off.

On May 24, 2016, the Board, upon recommendation of the Compensation Committee, approved the Company’s Amended and Restated Supplemental Executive Retirement Plan (the “Amended and Restated SERP”), in order to accrue additional benefits with respect to QHC Employees who otherwise qualify as “Participants” under the Amended and Restated SERP. The Amended and Restated SERP is a noncontributory non-qualified deferred compensation plan under Section 409A of the Internal Revenue Code. The benefit costs under both SERP plans were $0.5 million for the three months ended March 31, 2017, and are included in salaries and benefits in the consolidated and combined statements of income. The current and long-term portions of the benefit liability for the Amended and Restated SERP were $2.3 million and $7.6 million, respectively as of March 31, 2017. As of December 31, 2016, the current and long-term portions of the benefit liability were $2.3 million and $7.1 million, respectively. The current portion is included in accrued salaries and benefits and the long-term portion is included in other long-term liabilities in the consolidated and combined balance sheet.

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

Defined Benefit Pension Plan

QHC provides benefits to employees at one of its hospitals through a defined benefit plan (the “Pension Plan”). The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are in accordance with the minimum funding requirements of ERISA.  Benefit costs related to the Pension Plan was $0.1 million and less than $0.1 million for the three months ended March 31, 2017 and 2016, respectively. The Company recognizes the unfunded liability of the Pension Plan in other long-term liabilities in its consolidated and combined balance sheets. Unrecognized gains (losses) and prior service credits (costs) are recognized as other comprehensive income (loss). The accrued benefit liability for the Pension Plan was $1.2 million and $1.1 million at March 31, 2017 and December 31, 2016, respectively.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Accordingly, for the purposes of the carve-out financial statements related to the Spin-off, a combined opening balance sheet for the QHC hospitals and QHR was established. The combined opening balance sheet included the assets and liabilities of QHC hospitals and QHR, as reported by CHS, and a net liability to CHS, referred to as Due to Parent, net for the net investment held by CHS related to its contribution of these net assets. The operating results of the QHC hospitals and QHR prior to the Spin-off were derived from the CHS operating results for these entities. In addition, certain corporate overhead costs were allocated to QHC from CHS during the carve-out period for the purpose of estimating QHC’s share of these expenses.

Allocated Costs from CHS during the Carve-Out Period

CHS allocated costs to QHC during the carve-out period for a portion of its corporate overhead costs and any other costs related to QHC hospitals and QHR that were paid by CHS or covered by an agreement, policy or contract owned by CHS.

The following table provides a summary of allocated costs to QHC from CHS (in thousands):

Three Months Ended
March 31,
2016

Insurance costs	$33,760
Management fees from Parent	8,826
All other allocated costs	19,715
Total related party operating costs and expenses	$62,301

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

Following the Spin-off, the Company began performing corporate functions using internal resources or purchased services, certain of which are required to be provided by CHS pursuant to the transition services agreements and other ancillary agreements. See the section “Agreements with CHS Related to the Spin-off” below.

Due to Parent, Net

Prior to the Spin-off, Due to Parent, net in the consolidated and combined balance sheets represented the Company’s cumulative liability to CHS for the net assets of QHC hospitals and QHR, as well as an allocation of costs for corporate functions. See Note 1 — Description of the Business and Spin-off and in Note 2 — Basis of Presentation and Significant Accounting Policies for additional information on the types of transactions settled through Due to Parent, net during the carve-out period and the transactions that occurred to settle the liability in connection with the Spin-off.

During the carve-out period, QHC was charged interest on a monthly basis by CHS on the amount of Due to Parent, net outstanding at the end of each month. Interest rates were variable and ranged from 4% to 7% during the carve-out period. Interest expense was recorded as an increase in the Due to Parent, net liability and was deemed settled each month. For the three months ended March 31, 2016, interest expense related to Due to Parent, net was $26.9 million.

Agreements with CHS Related to the Spin-off

In connection with the Spin-off and as of April 29, 2016, the Company entered into certain agreements with CHS that allocated between the Company and CHS the various assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) that were previously part of CHS. In addition, these agreements govern certain relationships between, and activities of, the Company and CHS for a definitive period of time after the Spin-off, as specified by each individual agreement.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

The agreements were as follows:

•

Separation and Distribution Agreement. This agreement governed the principal actions of both the Company and CHS that needed to be taken in connection with the Spin-off. It also sets forth other agreements that govern certain aspects of the Company’s relationship with CHS following the Spin-off.

•

Tax Matters Agreement. This agreement governs respective rights, responsibilities and obligations of the Company and CHS after the Spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state and local income taxes, other tax matters and related tax returns.

•

Employee Matters Agreement. This agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of both the Company and CHS. It also allocated liabilities and responsibilities relating to employment matters, employee compensation and benefit plans and programs as of the Spin-off date.

In addition to the agreements referenced above, the Company entered into certain transition services agreements and other ancillary agreements with CHS defining agreed upon services to be provided by CHS to certain or all QHC hospitals, as determined by each agreement, commencing on the Spin-off date. The agreements generally have terms of five years.

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

•

Receivables Collection Agreement (“PASI”). This agreement defines services to be provided by CHS’ wholly-owned subsidiary, PASI, which currently serves as a third-party collection agency to QHC related to accounts receivable collections of both active and bad debt accounts of QHC hospitals, including both receivables that existed as of the Spin-off date and those that have occurred since the Spin-off date. Services include, but are not limited to, self-pay collections, insurance follow-up, collection letters and calls, payment arrangements, payment posting, dispute resolution and credit balance research. Fees are based on the type of service and are calculated based on a percentage of recoveries.

•

Billing and Collection Agreement (“PPSI”). This agreement defines services to be provided by CHS related to collections of accounts receivable generated by the Company’s affiliated outpatient healthcare facilities. Services include, but are not limited to, self-pay collections, insurance follow-up, collection letters and calls, payment arrangements, payment posting, dispute resolution and credit balance research. Fees are based on the type of service and are calculated based on a percentage of recoveries.

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

The total expenses recorded by the Company under transition services agreements with CHS following the Spin-off combined with the allocations from CHS for these same services prior to the Spin-off were $16.3 million for both the three months ended March 31, 2017 and 2016. The Company is disputing certain charges under the transition services agreements with CHS.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

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

•

Blue Island, Illinois – Patient Status. On October 9, 2015, the Company’s hospital in Blue Island, Illinois received a CID from the Office of the United States Attorney in Chicago, Illinois concerning allegations of upcoding observation and other outpatient services and improperly falsifying inpatient admission orders. The CID requested medical records and documentation concerning status change from observation to inpatient. The Company is unable to predict the outcome of this investigation. However, it is reasonably possible that the Company may incur a loss in connection with this investigation. The Company is unable to reasonably estimate the amount or range of such reasonably possible loss given that the matter is still at an early stage. Under some circumstances, any losses incurred in connection with an adverse resolution in this investigation could be material. The Company is fully cooperating with this investigation.

Commercial Litigation and Other Lawsuits

•

Zwick Partners LP and Aparna Rao, Individually and On Behalf of All Others Similarly Situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller and Michael J. Culotta. On September 9, 2016, a shareholder filed a purported class action in the United States District Court for the

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Middle District of Tennessee against the Company and certain of its officers. The Amended Complaint purports to be brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of the Company between May 2, 2016 and August 10, 2016 and alleges that the Company and certain of its officers violated federal securities laws, including Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of the Company’s business, operations and compliance policies. Plaintiff filed a Second Amended Complaint on April 17, 2017 adding additional defendants, Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss in connection with this matter. The Company is unable to reasonably estimate the amount or range of such reasonably possible loss given that the matter is still at an early stage. Under some circumstances, any losses incurred in connection with adverse outcomes in this matter could be material.

•

Quorum Health Resources, LLC v. Hancock Medical Center. The matter relates to an arbitration claim and counterclaim for breach of contract and negligence arising out of a Management Services Agreement between QHR and the hospital. Arbitration in this case began on April 11, 2016 and concluded on April 22, 2016. On July 28, 2016, the arbitrator returned an Interim Award of $9.4 million in favor of Hancock Medical Center on various claims at issue in the arbitration. Both parties filed a motion for reconsideration of the Interim Award. On January 15, 2017, the arbitrator returned a final award of $12.6 million. The award is subject to a self-insured retention and excess insurance arrangements limiting the Company’s liability to $5.0 million. At December 31, 2016, the Company had a liability of $12.6 million and an insurance receivable of $8.9 million related to this matter. The award was paid in full on February 15, 2017 for $3.8 million.

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

Prior to the Spin-off, CHS provided professional and general liability insurance and workers’ compensation liability insurance to QHC and indemnified QHC from losses under these insurance arrangements related to its hospital operations business. The liabilities for claims related to QHC’s hospital operations business were determined based on an actuarial study of QHC’s operations and historical claims experience at its hospitals. Corresponding receivables from CHS were established to reflect the indemnification by CHS for each of these liabilities for claims that related to events and circumstances that occurred prior to the Spin-off date.

After the Spin-off, QHC entered into its own professional and general liability insurance and workers’ compensation liability insurance arrangements to mitigate the risk for claims exceeding its self-insured retention levels. The Company maintains a self-insured retention level for professional and general liability claims of $5 million per claim and maintains a $0.5 million per claim, high deductible program for workers’ compensation. Due to the differing nature of its business, the Company maintains separate insurance arrangements related to its subsidiary, QHR. The self-insured retention level for QHR is $6 million for professional and general liability insurance.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

The following tables provide a summary of the Company’s insurance reserves related to professional and general liability claims and workers’ compensation liability claims, distinguished between those indemnified by CHS and those related to the Company’s self-insurance risks (in thousands):

	March 31, 2017
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$25,570	$56,515	$25,570	$56,515
All other self-insurance reserves	—	—	799	19,547
Total insurance reserves for professional and general liability	25,570	56,515	26,369	76,062
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	4,486	17,979	4,486	17,979
All other self-insurance reserves	—	—	2,072	1,883
Total insurance reserves for workers' compensation liability	4,486	17,979	6,558	19,862
Total self-insurance reserves	$30,056	$74,494	$32,927	$95,924

	December 31, 2016
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$17,580	$59,652	$17,580	$59,652
All other self-insurance reserves	—	—	230	14,542
Total insurance reserves for professional and general liability	17,580	59,652	17,810	74,194
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	4,863	15,958	4,863	15,958
All other self-insurance reserves	—	—	1,736	1,458
Total insurance reserves for workers' compensation liability	4,863	15,958	6,599	17,416
Total self-insurance reserves	$22,443	$75,610	$24,409	$91,610

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

Physician Recruiting Commitments

As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to a physician in excess of the amount earned in his or her practice, up to the amount of the income guarantee. The income guarantee period over which the Company agrees to subsidize a physician’s income is typically one year and the commitment period over which the physician agrees to practice in the designated community is typically three years. Under the terms of the agreements, such payments are recoverable by the Company from physicians who do not fulfill their commitment periods. The Company’s recorded liabilities related to these income guarantee agreements were $1.3 million and $1.6 million at March 31, 2017 and December 31, 2016, respectively, which are included in other current liabilities on the consolidated and combined balance sheets. At March 31, 2017, the maximum potential amount of future payments under these guarantees in excess of the liabilities recorded was $1.9 million.

Construction and Capital Commitments

The Company is building a new patient tower and expanding surgical capacity at McKenzie – Willamette Medical Center, its hospital in Springfield, Oregon. During the three months ended March 31, 2017 and March 31, 2016, the Company incurred costs of $11.7 million and $6.9 million, respectively, related to this project. As of March 31, 2017, the Company has incurred a total of $60.6 million of costs for this project. The total estimated cost of this project, including equipment costs, is estimated to be approximately $105.0 million. The project is expected to be completed in early 2018.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

NOTE 18 - SUBSEQUENT EVENTS

On April 6, 2017, the Company used the proceeds from the sale of Cherokee to pay down $4.3 million of additional principal on the Term Loan Facility.

On April 11, 2017, the Company executed an agreement with its lenders pursuant to its Senior Credit Facility to amend the calculation of the Secured Net Leverage Ratio beginning January 1, 2017 to December 31, 2018, among other provisions. See Note 7 — Long-term Debt for additional information on the Company’s Senior Credit Facility and the terms of the CS Amendment.

On April 17, 2017, the Company launched an offer to exchange the 11.625% Senior Notes due 2023 in the aggregate principal amount of $400 million, which are not registered under the Securities Act of 1933, as amended, for a like principal amount of 11.625% Senior Notes due 2023, which have been registered under the Act. The Exchange Offer expires on May 17, 2017, unless extended by the Company. The Exchange Notes are substantially identical to the Initial Notes, except that the Exchange Notes will be registered under the Securities Act and will not be subject to the transfer restrictions and certain registration rights agreement provisions applicable to the Initial Notes.

On May 12, 2017, the Company announced that it has a definitive agreement to sell 45-bed McKenzie Regional Hospital, located in McKenzie, TN, and 45-bed Henderson County Community Hospital, located in Lexington, TN.  The definitive agreement covers both hospitals and their affiliated outpatient facilities.  The Company currently anticipates completing the sale of these hospitals in the third quarter of 2017.

NOTE 19 - GUARANTOR AND NON-GUARANTOR SUPPLEMENTAL INFORMATION

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

The accounting policies used in the preparation of this financial information are consistent with the accompanying condensed consolidated and combined financial statements of the Company, except as follows:

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

Following the Spin-off, the Company’s intercompany activity consists primarily of daily cash transfers, the allocation of certain expenses and expenditures paid by the parent issuer on behalf of its subsidiaries, and the push down of investment in its subsidiaries. The parent issuer’s investment in its subsidiaries reflects the activity of the period beginning April 29, 2016 through March 31, 2017. Likewise, the parent issuer’s equity in earnings of unconsolidated affiliates represents the Company’s earnings for the same post-spin period.

Prior to the Spin-off, the Company’s intercompany activity consisted primarily of cash transfers and the allocation of certain expenses among the various subsidiaries, as well as the pushdown of the Guarantors’ investment in the subsidiary non-guarantors. Due to and due from Parent activity consist of the allocation of certain expenses and expenditures paid by CHS on behalf of QHC entities.

The Company’s subsidiaries generally do not purchase services from one another; thus, the intercompany and due to and due from parent activity do not represent revenue generating transactions. Intercompany transactions eliminate in consolidation.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Statement of Income (Loss)

Three Months Ended March 31, 2017

(In Thousands)

	Parent	Other	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Operating revenues, net of contractual allowances and discounts	$—	$449,000	$138,945	$—	$587,945
Provision for bad debts	—	49,559	10,746	—	60,305
Net operating revenues	—	399,441	128,199	—	527,640
Operating costs and expenses:
Salaries and benefits	—	181,022	83,580	—	264,602
Supplies	—	45,873	17,949	—	63,822
Other operating expenses	—	129,310	34,114	—	163,424
Depreciation and amortization	—	18,528	3,592	—	22,120
Rent	—	7,098	5,004	—	12,102
Electronic health records incentives earned	—	(1,457)	(995)	—	(2,452)
Legal, professional and settlement costs	—	535	—	—	535
Impairment of long-lived assets and goodwill	—	3,300	—	—	3,300
Loss (gain) on sale of hospitals, net	—	—	(870)	—	(870)
Transaction costs related to the Spin-off	—	23	8	—	31
Total operating costs and expenses	—	384,232	142,382	—	526,614
Income (loss) from operations	—	15,209	(14,183)	—	1,026
Interest expense, net	28,584	(1,056)	2	—	27,530
Equity in earnings of affiliates	(1,747)	2,578	—	(831)	—
Income (loss) before income taxes	(26,837)	13,687	(14,185)	831	(26,504)
Provision for (benefit from) income taxes	724	362	(385)	—	701
Net income (loss)	(27,561)	13,325	(13,800)	831	(27,205)
Less: Net income (loss) attributable to noncontrolling interests	—	—	356	—	356
Net income (loss) attributable to Quorum Health Corporation	$(27,561)	$13,325	$(14,156)	$831	$(27,561)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Statement of Income (Loss)

Three Months Ended March 31, 2016

(In Thousands)

	Parent	Other	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Operating revenues, net of contractual allowances and discounts	$—	$459,747	$154,737	$—	$614,484
Provision for bad debts	—	48,355	16,578	—	64,933
Net operating revenues	—	411,392	138,159	—	549,551
Operating costs and expenses:
Salaries and benefits	—	172,202	84,660	—	256,862
Supplies	—	44,781	18,880	—	63,661
Other operating expenses	—	131,459	33,004	—	164,463
Depreciation and amortization	—	25,490	5,667	—	31,157
Rent	—	7,021	5,528	—	12,549
Electronic health records incentives earned	—	(3,999)	(209)	—	(4,208)
Legal, professional and settlement costs	—	241	—	—	241
Transaction costs related to the Spin-off	—	2,798	937	—	3,735
Total operating costs and expenses	—	379,993	148,467	—	528,460
Income (loss) from operations	—	31,399	(10,308)	—	21,091
Interest expense, net	—	25,540	1,912	—	27,452
Income (loss) before income taxes	—	5,859	(12,220)	—	(6,361)
Provision for (benefit from) income taxes	—	1,542	(3,216)	—	(1,674)
Net income (loss)	—	4,317	(9,004)	—	(4,687)
Less: Net income (loss) attributable to noncontrolling interests	—	—	315	—	315
Net income (loss) attributable to Quorum Health Corporation	$—	$4,317	$(9,319)	$—	$(5,002)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2017

(In Thousands)

	Parent	Other	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$(27,561)	$13,325	$(13,800)	$831	$(27,205)
Amortization and recognition of unrecognized pension cost components, net of income taxes	122	122	—	(122)	122
Comprehensive income (loss)	(27,439)	13,447	(13,800)	709	(27,083)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	356	—	356
Comprehensive income (loss) attributable to Quorum Health Corporation	$(27,439)	$13,447	$(14,156)	$709	$(27,439)

Condensed Consolidating and Combining Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2016

(In Thousands)

	Parent	Other	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Net income (loss)	$—	$4,317	$(9,004)	$—	$(4,687)
Amortization and recognition of unrecognized pension cost components, net of income taxes	—	—	—	—	—
Comprehensive income (loss)	—	4,317	(9,004)	—	(4,687)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	315	—	315
Comprehensive income (loss) attributable to Quorum Health Corporation	$—	$4,317	$(9,319)	$—	$(5,002)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Balance Sheet

March 31, 2017

(In Thousands)

	Parent	Other	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$77,938	$11,399	$205	$—	$89,542
Patient accounts receivable, net of allowance for doubtful accounts	—	307,656	88,374	—	396,030
Inventories	—	43,610	9,758	—	53,368
Prepaid expenses	—	18,033	4,562	—	22,595
Due from third-party payors	—	98,789	7,591	—	106,380
Current assets of hospitals held for sale	—	5,810	3,257	—	9,067
Other current assets	—	41,860	20,669	—	62,529
Total current assets	77,938	527,157	134,416	—	739,511
Intercompany receivable	3	204,933	111,078	(316,014)	—
Property and equipment, net	—	604,882	115,482	—	720,364
Goodwill	—	248,733	159,847	—	408,580
Intangible assets, net	—	67,003	9,526	—	76,529
Long-term assets of hospitals held for sale	—	17,083	9,690	—	26,773
Other long-term assets	—	87,551	22,402	—	109,953
Net investment in subsidiaries	1,489,043	—	—	(1,489,043)	—
Total assets	$1,566,984	$1,757,342	$562,441	$(1,805,057)	$2,081,710
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$1,411	$253	$—	$1,664
Accounts payable	205	154,156	20,519	—	174,880
Accrued liabilities:
Accrued salaries and benefits	—	68,333	29,797	—	98,130
Accrued interest	31,206	—	—	—	31,206
Due to third-party payors	—	42,155	1,568	—	43,723
Current liabilities of hospitals held for sale	—	1,420	931	—	2,351
Other current liabilities	268	39,125	10,139	—	49,532
Total current liabilities	31,679	306,600	63,207	—	401,486
Long-term debt	1,293,038	24,579	368	—	1,317,985
Intercompany payable	34,687	155,949	125,378	(316,014)	—
Deferred income tax liabilities, net	32,075	—	—	—	32,075
Other long-term liabilities	—	173,817	24,282	(61,183)	136,916
Total liabilities	1,391,479	660,945	213,235	(377,197)	1,888,462
Redeemable noncontrolling interests	—	—	6,279	—	6,279
Equity:
Quorum Health Corporation stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	3	—	—	—	3
Additional paid-in capital	539,727	1,319,960	428,054	(1,748,014)	539,727
Accumulated other comprehensive income (loss)	(2,638)	(2,638)	—	2,638	(2,638)
Accumulated deficit	(361,587)	(220,925)	(96,591)	317,516	(361,587)
Total Quorum Health Corporation stockholders' equity	175,505	1,096,397	331,463	(1,427,860)	175,505
Nonredeemable noncontrolling interests	—	—	11,464	—	11,464
Total equity	175,505	1,096,397	342,927	(1,427,860)	186,969
Total liabilities and equity	$1,566,984	$1,757,342	$562,441	$(1,805,057)	$2,081,710

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Balance Sheet

December 31, 2016

(In Thousands)

	Parent	Other	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$21,609	$3,498	$348	$—	$25,455
Patient accounts receivable, net of allowance for doubtful accounts	—	277,155	103,530	—	380,685
Inventories	—	46,318	11,806	—	58,124
Prepaid expenses	—	17,874	5,154	—	23,028
Due from third-party payors	—	109,793	6,442	—	116,235
Current assets of hospitals held for sale	—	1,502	—	—	1,502
Other current assets	—	41,673	16,269	—	57,942
Total current assets	21,609	497,813	143,549	—	662,971
Intercompany receivable	3	126,035	84,827	(210,865)	—
Property and equipment, net	—	624,457	109,443	—	733,900
Goodwill	—	252,433	164,400	—	416,833
Intangible assets, net	—	73,404	11,578	—	84,982
Long-term assets of hospitals held for sale	—	6,851	—	—	6,851
Other long-term assets	—	72,967	15,866	—	88,833
Net investment in subsidiaries	1,485,213	—	—	(1,485,213)	—
Total assets	$1,506,825	$1,653,960	$529,663	$(1,696,078)	$1,994,370
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,819	$1,560	$304	$—	$5,683
Accounts payable	158	147,521	22,005	—	169,684
Accrued liabilities:
Accrued salaries and benefits	—	69,896	28,907	—	98,803
Accrued interest	19,915	—	—	—	19,915
Due to third-party payors	—	40,595	1,942	—	42,537
Current liabilities of hospitals held for sale	—	492	—	—	492
Other current liabilities	—	46,002	7,266	—	53,268
Total current liabilities	23,892	306,066	60,424	-	390,382
Long-term debt	1,215,836	24,899	407	-	1,241,142
Intercompany payable	34,495	86,084	90,286	(210,865)	—
Deferred income tax liabilities, net	31,474	—	—	—	31,474
Other long-term liabilities	—	144,950	22,651	(58,605)	108,996
Total liabilities	1,305,697	561,999	173,768	(269,470)	1,771,994
Redeemable noncontrolling interests	—	—	6,807	—	6,807
Equity:
Quorum Health Corporation stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	3	—	—	—	3
Additional paid-in capital	537,911	1,333,347	412,705	(1,746,052)	537,911
Accumulated other comprehensive income (loss)	(2,760)	(2,760)	-	2,760	(2,760)
Accumulated deficit	(334,026)	(238,626)	(78,058)	316,684	(334,026)
Total Quorum Health Corporation stockholders' equity	201,128	1,091,961	334,647	(1,426,608)	201,128
Nonredeemable noncontrolling interests	—	—	14,441	—	14,441
Total equity	201,128	1,091,961	349,088	(1,426,608)	215,569
Total liabilities and equity	$1,506,825	$1,653,960	$529,663	$(1,696,078)	$1,994,370

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Statement of Cash Flows

Three Months Ended March 31, 2017

(In Thousands)

	Parent	Other	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(15,121)	$36,105	$(2,458)	$—	$18,526

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(9,537)	(13,680)	—	(23,217)
Capital expenditures for software	—	(1,269)	(237)	—	(1,506)
Proceeds from the sale of hospitals	—	—	4,282	—	4,282
Changes in intercompany balances with affiliates, net	—	(15,901)	—	15,901	—
Net cash provided by (used in) investing activities	—	(26,707)	(9,635)	15,901	(20,441)

Cash flows from financing activities:
Borrowings (repayments) of revolving credit facilities, net	78,000	—	—	—	78,000
Repayments of long-term debt	(6,550)	(469)	(90)	—	(7,109)
Payments of debt issuance costs	(47)	—	—	—	(47)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(1,028)	—	—	(1,028)
Cash distributions to noncontrolling investors	—	—	(3,814)	—	(3,814)
Changes in intercompany balances with affiliates, net	47	—	15,854	(15,901)	—
Net cash provided by (used in) financing activities	71,450	(1,497)	11,950	(15,901)	66,002

Net change in cash and cash equivalents	56,329	7,901	(143)	—	64,087
Cash and cash equivalents at beginning of period	21,609	3,498	348	—	25,455
Cash and cash equivalents at end of period	$77,938	$11,399	$205	$—	$89,542

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Statement of Cash Flows

Three Months Ended March 31, 2016

(In Thousands)

	Parent	Other	Non-
	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$—	$44,593	$(20,196)	$—	$24,397

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(11,393)	(1,447)	—	(12,840)
Capital expenditures for software	—	(1,849)	(677)	—	(2,526)
Proceeds from asset sales	—	—	858	—	858
Other investing activities	—	(52)	104	—	52
Net cash provided by (used in) investing activities	—	(13,294)	(1,162)	—	(14,456)

Cash flows from financing activities:
Borrowings of long-term debt	—	20	—	—	20
Repayments of long-term debt	—	(937)	(152)	—	(1,089)
Increase (decrease) in Due to Parent, net	—	(30,361)	23,875	—	(6,486)
Cash distributions to noncontrolling investors	—	—	(2,484)	—	(2,484)
Purchases of shares from noncontrolling investors	—	—	(12)	—	(12)
Net cash provided by (used in) financing activities	—	(31,278)	21,227	—	(10,051)

Net change in cash and cash equivalents	—	21	(131)	—	(110)
Cash and cash equivalents at beginning of period	—	524	582	—	1,106
Cash and cash equivalents at end of period	$—	$545	$451	$—	$996

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition, results of operations and cash flows, together with the unaudited condensed consolidated and combined financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q, as well as the audited consolidated and combined financials statements and accompanying notes, and additionally the sections entitled “Business” and “Risk Factors,” included in our Annual Report on Form 10-K (the “2016 Annual Report on Form 10-K”). The financial information discussed below and included in our 2016 Annual Report on Form 10-K may not necessarily reflect what our results of operations, financial position and cash flows would have been had we been a stand-alone company for the entirety of the periods presented herein or what our results of operations, financial position and cash flows may be in the future. Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “QHC” and the “Company” refer to the consolidated and combined business operations of the hospitals and Quorum Health Resources, LLC (“QHR”) that CHS spun off to Quorum Health Corporation on April 29, 2016. Additionally, all references to “CHS” and “Parent” refer to Community Health Systems, Inc. and its consolidated subsidiaries. References to our financial statements and financial outlook are on a consolidated and combined basis unless otherwise noted.

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

These factors include, but are not limited to, the following:

•	general economic and business conditions, both nationally and in the regions in which we operate;
•	risks associated with our substantial indebtedness, leverage and debt service obligations, including our ability to comply with our debt covenants, including our senior credit facility, as amended;
•	the ability to achieve operating and financial targets and to control the costs of providing services if patient volumes are lower than expected;
•	the ability to achieve the anticipated benefits of the Spin-off;
•

the impact of the 2016 federal elections, which may lead to the repeal of or significant changes to the Affordable Care Act, its implementation or its interpretation, as well as changes in other federal, state or local laws or regulations affecting the healthcare industry;

•

the success and long-term viability of healthcare insurance exchanges, which may be impacted by whether a sufficient number of payors participate, as well as the impact of the 2016 federal elections on the Affordable Care Act;

•

the extent to which states support or implement changes to Medicaid programs, utilize healthcare insurance exchanges or alter the provision of healthcare to state residents through regulation or otherwise;

•	the extent to which regulatory and economic changes occur in Illinois, where a material portion of our revenues are concentrated;
•	demographic changes;
•	the failure to comply with governmental regulations;
•

the impact of certain outsourcing functions, and the ability of CHS, as provider of our billing and collection services pursuant to the transition services agreements, to timely and appropriately bill and collect;

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

•	changes in reimbursement rates paid by federal or state healthcare programs, including Medicare and Medicaid, or commercial payors, and the timeliness of reimbursement payments;

•	any potential impairments in the carrying values of long-lived assets and goodwill or the shortening of the useful lives of long-lived assets;
•	the effects related to the continued implementation of the sequestration spending reductions and the potential for future deficit reduction legislation;
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

•	liabilities and other claims asserted against us, including self-insured malpractice claims;
•	competition;
•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers;
•	changes in medical or other technology;
•	changes in U.S. generally accepted accounting principles, including the impacts of adopting newly issued accounting standards;
•	the availability and terms of capital to fund acquisitions, replacement facilities or other capital expenditures;
•

our ability to successfully make acquisitions or complete divestitures and the timing thereof, our ability to complete any such acquisitions or divestitures on desired terms or at all, and our ability to realize the intended benefits from any such acquisitions or divestitures;

•	the impact of seasonal or severe weather conditions or earthquakes;
•	our ability to obtain adequate levels of professional and general liability and workers’ compensation liability insurance;
•	the effects related to outbreaks of infectious diseases;
•	the impact of external, criminal cyber-attacks or security breaches;
•	our ability to manage effectively our arrangements with third-party vendors for key non-clinical business functions and services;
•	our ability to maintain certain accreditations at our existing facilities and any future facilities we may acquire; and
•	the risk factors included in our other filings with the SEC and included in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Overview

As of March 31, 2017, we owned or leased a diversified portfolio of 35 hospitals in rural and mid-sized markets, which are located in 16 states and have a total of 3,399 licensed beds. Our hospitals provide a broad range of hospital and outpatient healthcare services, including general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services. For the hospitals that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. We also operate QHR, a leading hospital management advisory and healthcare consulting services business. For our management advisory and consulting services business, we are paid by the non-affiliated hospitals utilizing our services. Over 95% of our net operating revenues are attributable to our hospital operations business.

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

Our business strategy includes an ongoing strategic review of our hospitals based upon analysis of financial performance, current competitive conditions, expected demographic trends, joint venture opportunities and capital allocation requirements. As part of this strategy, we are actively engaging in initiatives, among others, to divest underperforming hospitals, reduce our debt and refine our portfolio to a more sustainable group of hospitals with higher operating margins. We sold two hospitals in December 2016 for combined proceeds of $13.7 million, one hospital in March 2017 for proceeds of $4.3 million, and have targeted an additional 11 hospitals that we intend to divest in the next twelve to fifteen months. For the three months ended March 31, 2017 and 2016, the hospital divested in 2017 and the eleven potential divestitures had net operating losses of $20.2 million and $13.1 million, respectively. See “— Overview — Recent Divestiture Activity” below for additional information on our divestitures activities.

Financial Overview

Our net operating revenues for the three months ended March 31, 2017 decreased $22.0 million to $527.6 million, compared to $549.6 million for the three months ended March 31, 2016, a 4.0% decrease. The $22.0 million decrease was primarily attributable to a $12.8 million decrease in net operating revenues resulting from the two hospitals divested in 2016 and an $11.0 million decrease resulting from our inability to accrue in the 2017 period for the California Hospital Quality Assurance Fee (“HQAF”) program revenues for the 2017 to 2019 program period pending approval by CMS. Income from operations for the three months ended March 31, 2017 was $1.0 million, compared to $21.1 million for the three months ended March 31, 2016. Income from operations decreased $8.3 million, net of provider taxes, related to the California HQAF program, $7.1 million related to Cherokee Medical Center (sold on March 31, 2017) and the eleven other potential divestitures, and increased $3.6 million as a result of the two hospitals divested in 2016. Our operating results for the three months ended March 31, 2017 reflect a 5.3% decrease in total admissions and a 4.9% decrease in total adjusted admissions compared to the same period in 2016. Excluding the two hospitals divested in 2016 and the impact of leap day in the three months ended March 31, 2016, same-facility admissions decreased 0.6% and adjusted admissions increased 0.4% for the three months ended March 31, 2017 compared to the same period in 2016.

The Spin-off

On April 29, 2016, CHS completed the spin-off of 38 hospitals, including their affiliated outpatient facilities, and QHR to form Quorum Health Corporation (the “Spin-off”) through the distribution of 100% of QHC common stock to CHS stockholders of record on April 22, 2016 (the “Record Date”). Each CHS stockholder received a distribution of one share of QHC common stock for every four shares of CHS common stock held as of the Record Date, plus cash in lieu of fractional shares. Our common stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “QHC” on May 2, 2016.

In connection with the Spin-off, we issued $400 million in aggregate principal amount of 11.625% Senior Notes due 2023 (the “Senior Notes”) on April 22, 2016 and entered into a credit agreement on April 29, 2016, consisting of an $880 million senior secured term loan facility (the “Term Loan Facility”) and a $100 million senior secured revolving credit facility (the “Revolving Credit Facility”), or on a combined basis referred to as the “Senior Credit Facility.” In addition, we entered into a $125 million senior secured asset-based revolving credit facility. The net offering proceeds of the Senior Notes, together with the net borrowings under the Term Loan Facility, were used to make a $1.2 billion payment from QHC to CHS and to pay our transaction and financing fees and expenses.

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

Agreements with CHS Related to the Spin-off

In connection with the Spin-off and effective as of the Spin-off date, we entered into certain agreements with CHS that at the time of Spin-off governed the allocation to us of various assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) that were previously part of CHS. In addition, these agreements govern certain relationships and activities between QHC and CHS for a definitive period of time after the Spin-off date, as specified by each individual agreement.

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

•

Eligibility Screening Services Agreement. This agreement defines services to be provided by CHS for financial and program criteria screening related to Medicaid or other program eligibility for pure self-pay patients. Fees are based on a fixed charge for each hospital receiving services

We recorded total expenses under transition services agreements with CHS following the Spin-off combined with the allocations from CHS for these same services prior to the Spin-off were $16.3 million for both the three months ended March 31, 2017 and 2016.

We are currently engaged in preliminary discussions with CHS related to the transition of certain of our transition services agreements related to billing and collections and eligibility screening services. We are seeking to bring these services in-house; however, we are unable to provide any assurances as to the timing of such an agreement or whether such agreement will be reached. We are also disputing certain charges under the transition services agreements with CHS.

Recent Divestiture Activity

On March 30, 2017, we announced that we have a definitive agreement to sell 231-bed Trinity Hospital of Augusta and its affiliated outpatient facilities, located in Augusta, Georgia. We currently anticipate completing the sale of this hospital in the second quarter of 2017.

On March 31, 2017, we sold 60-bed Cherokee Medical Center and its affiliated outpatient facilities (“Cherokee”), located in Centre, Alabama, for proceeds of $4.3 million. For the three months ended March 31, 2017 and 2016, our operating results included pre-tax losses of $0.9 million and $1.7 million, respectively, related to Cherokee. In addition to the above, we recorded a $0.8 million gain on the sale in the three months ended March 31, 2017.

On May 12, 2017, we announced that we have a definitive agreement to sell 45-bed McKenzie Regional Hospital, located in McKenzie, TN, and 45-bed Henderson County Community Hospital, located in Lexington, TN.  The definitive agreement covers both hospitals and their affiliated outpatient facilities.  We currently anticipate completing the sale of these hospitals in the third quarter of 2017.

Affordable Care Act

The Affordable Care Act, as currently structured, mandates that substantially all U.S. citizens maintain health insurance coverage, while expanding access to coverage through a combination of private sector health insurance reforms and public program expansion. In recent years, most of the states that have experienced the greatest reductions in rates of uninsured individuals have been those that expanded Medicaid coverage and established healthcare insurance exchanges at the state level. The outcome of the 2016 federal elections cast considerable uncertainty on the future of the Affordable Care Act, and it is unclear whether the trend of increased coverage will continue. In addition, several private health insurers have withdrawn, or have announced their intent to withdraw, from the healthcare insurance exchanges, which may threaten the stability of those marketplaces. Government efforts to repeal or change the Affordable Care Act may have an adverse effect on our business, results of operations, cash flow, capital resources and liquidity.

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

The rules, regulations and laws imposed on the U.S. healthcare industry are subject to ongoing and frequent changes with little or no notice and are often interpreted and applied differently by various regulatory agencies. Each change or conflicting interpretation may require us to make changes at our hospitals and other healthcare facilities related to aspects such as space usage, equipment, technology, staffing and service lines. We may also be required to revise or implement operating policies and procedures that were previously believed to be compliant. The cost of compliance with governmental laws and regulations is a significant component of our overall operating costs. Furthermore, these costs have been rising in recent years due to new regulatory requirements and increasing enforcement provisions. Management anticipates that compliance costs will continue to grow in the foreseeable future. The U.S. healthcare industry has seen a number of ongoing investigations related to patient referrals, physician recruiting and employment practices, cost reporting and billing practices, medical necessity of inpatient admissions, physician office leasing, laboratory and home healthcare services, physician ownership of hospitals and other healthcare providers, and joint ventures involving hospitals and physicians. Hospitals continue to be one of the primary focus areas of the Department of Health and Human Services Office of Inspector General (“OIG”), the Department of Justice (“DOJ”) and other governmental fraud and abuse regulatory authorities and programs.

Basis of Presentation

Our financial statements have been prepared under the assumption that QHC will continue as a going concern. We have limited stand-alone operating history and have experienced net losses in each of the quarters in 2016 subsequent to the Spin-off from CHS. See “—Liquidity and Capital Resources – Financial Outlook” for additional information on the CS Amendment and other factors impacting our future earnings projections.

Prior to our separation from CHS, QHC did not operate as a separate company and stand-alone financial statements were not historically prepared; however, QHC was comprised of certain stand-alone legal entities for which discrete financial information was available under CHS’ ownership. Our accompanying consolidated and combined financial statements include amounts and disclosures for QHC that have been derived from the consolidated financial statements and accounting records of CHS for the periods prior to the Spin-off in combination with the amounts and disclosures related to the stand-alone financial statements and accounting records of QHC after the Spin-off. See Note 16 — Related Party Transactions in the accompanying financial statements for additional information on the carve-out of financial information from CHS.

The statement of income for the three months ended March 31, 2016, includes expense allocations for certain corporate functions provided by CHS to QHC, including, but not limited to, executive and divisional management, employee benefits administration, treasury, accounting, risk management, audit, legal, procurement, human resources, information technology support and other administrative support services. These expenses were allocated to QHC based on direct usage or benefit where identifiable, with the remainder allocated to QHC using ratios based on revenues, expenses or licensed beds. Following the Spin-off, we began performing corporate functions using internal resources or purchased services, certain of which are required to be provided by CHS pursuant to the transition services agreements and other ancillary agreements.

Our financial statements as of and for the three months ended March 31, 2016 include certain reclassifications to conform to the presentation as of and for the three months ended March 31, 2017. These reclassifications had no net effect on our results of operations, financial position or cash flows reported in the Quarterly Report on Form 10-Q for the three months ended March 31, 2016. See Note 2 – Basis of Presentation and Significant Accounting Policies – Reclassifications in the accompanying financial statements.

Revenues

We generate revenues by providing healthcare services at our hospitals and affiliated outpatient service facilities to patients seeking medical treatment. Hospital revenues depend on, among other factors, inpatient occupancy and acuity levels, the volume of outpatient procedures and the charges and negotiated reimbursement rates for the healthcare services provided. Our primary sources of payment for patient healthcare services are third-party payors, including the Medicare and Medicaid programs, Medicare and Medicaid managed care programs, commercial insurance companies, other managed care programs, workers’ compensation carriers and employers. Self-pay revenues are the portion of our revenues generated from providing healthcare services to patients who do not have health insurance coverage as well as the patient responsibility portion of charges that are not covered for an individual by a health insurance program or plan. We generate revenues related to our QHR business when management advisory and consulting services are provided. We report these revenues at their net realizable value. We generate other non-patient revenues primarily from rental income and hospital cafeteria sales.

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

The following tables provide a summary of our net operating revenues, before the provision for bad debts, for the three months ended March 31, 2017 and 2016, and on a sequential basis for the current period, by payor source (dollars in thousands):

	Three Months Ended March 31,
	2017		2016
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$175,293	29.8%	$175,534	28.6%
Medicaid	96,669	16.4%	103,068	16.8%
Managed care and commercial	231,557	39.4%	244,284	39.8%
Self-pay	59,080	10.0%	64,754	10.5%
Non-patient	25,346	4.4%	26,844	4.3%
Total net operating revenues, before the provision for bad debts	$587,945	100.0%	$614,484	100.0%

	Three Months Ended
	March 31, 2017		December 31, 2016
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$175,293	29.8%	$167,238	28.2%
Medicaid	96,669	16.4%	104,243	17.6%
Managed care and commercial	231,557	39.4%	238,195	40.1%
Self-pay	59,080	10.0%	58,091	9.7%
Non-patient	25,346	4.4%	26,088	4.4%
Total net operating revenues, before the provision for bad debts	$587,945	100.0%	$593,855	100.0%

The second table above includes an $11.4 million change in estimate we recorded as of December 31, 2016 to reduce the net realizable value of patient accounts receivable due to increasing delays associated with collections on accounts receivable under the Illinois Medicaid program. This change in estimate impacted contractual allowances associated with Medicaid revenues.

Beginning in the second quarter of 2016, we began classifying our revenues related to Medicare Advantage Plans as Medicare revenues. As a result, we retroactively reclassified $41.7 million for the three months ended March 31, 2016 from managed care and commercial revenues to Medicare revenues.  Revenues from Medicare Advantage Plans included in Medicare revenues were $48.3 million and $41.7 million, respectively, or 27.6% and 23.8% as a percentage of total Medicare revenues, respectively. For the three months ended December 31, 2016, revenues from Medicare Advantage Plans included in Medicare revenues were $43.2 million, or 25.8% as a percentage of total Medicare revenues. Revenues from Medicaid managed care programs are included in Medicaid revenues in the tables above, which is consistent with our presentation in prior periods.

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

Electronic Health Record Incentive Payments

Pursuant to the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, we are eligible to receive incentive payments under the Medicare and Medicaid programs related to our hospitals and physician clinics that demonstrate meaningful use of certified EHR technology. These payments are available for a maximum period of five or six years, depending on the program. If we fail to demonstrate meaningful use, we are subject to payment reductions. We incur both capital expenditures and operating expenses in connection with the implementation of EHR technology initiatives. The amount and timing of these expenditures does not directly correlate with the timing of the receipt of EHR payments or the recognition of EHR incentives as earned. We record EHR incentives in our statements of income as a reduction to our operating costs and expenses. As we move toward our full implementation of certified EHR technology, our EHR incentives will decline and ultimately end. For the three months ended March 31, 2017 and 2016, our EHR incentives earned were $2.5 million and $4.2 million, respectively. We anticipate that we will earn approximately $5 million of EHR incentives for the full year 2017.

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts and related disclosures. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The critical accounting estimates and judgments presented below are not intended to be a comprehensive list of all our accounting policies that require estimates, but are limited to those that involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts in our financial statements are appropriate. If actual results differ from these assumptions and considerations, the resulting impact could have a material adverse effect on our results of operations and financial condition.

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

We use a third-party automated contractual allowance system to calculate our contractual allowances each month. Contractual allowances are calculated utilizing historical paid claims data by payor source, which is uploaded into the system each month. The key assumptions used by the system to calculate the current period estimated contractual allowances are derived on a payor-specific basis from the estimated contractual reimbursement percentage and historical paid claims data. The automated contractual allowance system does not include patient account level information, as it estimates an average contractual allowance for each payor source. Due to the complexities involved in the contractual allowance estimates, actual reimbursement payments we receive from third-party payors could be different than the amounts we estimated and recorded. If the actual contractual reimbursement percentages by payor source differed by 1% from our estimated contractual reimbursement percentages, our net loss for the three months ended March 31, 2017 would have changed by $20.0 million. If we applied a 1% differential to our patient accounts receivable due from governmental, managed care and commercial third-party payors as of March 31, 2017, patient accounts receivable, net would have changed by $20.5 million.

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans are estimated and recorded in the period patient services are performed and any revisions to estimates of previous program reimbursements are recorded in subsequent periods until the final cost report settlements are determined. We account for cost report settlements in contractual allowances in our statements of income and record these amounts as due from and due to third-party payors on our balance sheets. During the three months ended March 31, 2017 and 2016, contractual allowance adjustments related to previous program reimbursements and final cost report settlements unfavorably impacted our net operating revenues by $1.4 million and $1.8 million for the three months ended March 31, 2017 and 2016, respectively.

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

The following table shows the portion of our Medicaid reimbursements attributable to state supplemental payment programs for the three months ended March 31, 2017 and 2016, and on a sequential basis for the current quarter (in thousands):

	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	December 31,
	2017	2016	2017	2016

Medicaid revenues	$45,297	$52,215	$45,297	$58,380
Provider taxes and other expenses	16,893	19,426	16,893	19,026
Reimbursements attributable to state supplemental payment programs, net of expenses	$28,404	$32,789	$28,404	$39,354

The California Department of Health Care Services implemented the HQAF Program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients. Under the most recent phase of the program, covering the period January 2014 through December 2016, we recognized $11.5 million and $11.0 million of Medicaid revenues for the three months ended December 31, 2016 and March 31, 2016, respectively, and $2.8 million and $2.7 million of provider taxes, for the three months ended December 31, 2016 and March 31, 2016, respectively. We have not recognized any revenues related to the HQAF program in 2017.

In November 2016, California voters approved a state constitutional amendment measure that extends indefinitely the statute that imposes fees on California hospitals seeking federal matching funds. However, the current program expired on December 31, 2016 and CMS has not approved a new program. Consistent with the first four phases of the HQAF Program, we will not recognize any revenues under the new program until CMS completes the approval process. HQAF funding levels are based in part on Medi-Cal utilization. As a result, changes in coverage of individuals under the Medi-Cal program could affect the revenues and cash flows of our California hospitals under future phases of the HQAF Program. We are currently estimating the 2017 to 2019 HQAF Program will be approved in the fourth quarter of 2017 and that our revenues will be approximately $21 million for the year ended December 31, 2017, all of which we anticipate will be recorded in the fourth quarter. We cannot provide any assurances of the amount of revenues our hospitals may receive from or the timing of CMS’ approval of the 2017 to 2019 HQAF Program, the timing of the related cash flows, or that the program will be approved at all.

The following table provides a summary of the components of due from and due to third-party payors (in thousands):

	March 31,	December 31,
	2017	2016

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$23,573	$23,876
State supplemental payment programs	82,807	92,359
Total amounts due from third-party payors	$106,380	$116,235

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$34,675	$33,366
State supplemental payment programs	9,048	9,171
Total amounts due to third-party payors	$43,723	$42,537

Provision for Bad Debts and Allowance for Doubtful Accounts

The following table provides a summary of patient accounts receivable, before contractual allowances, discounts and allowance for doubtful accounts, by payor source (dollars in thousands):

	March 31, 2017		December 31, 2016
	$ Amount	% of Total	$ Amount	% of Total

Third-parties	$2,050,321	75.8%	$1,930,103	74.6%
Self-pay	654,955	24.2%	656,373	25.4%
Total patient accounts receivable, gross	$2,705,276	100.0%	$2,586,476	100.0%

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of CHS’ collection efforts, including their current policies on collections, and our own efforts to further attempt collection. As previously stated, billings and collections are outsourced to CHS under the transition services agreements that were put in place with the Spin-off. See Note 16 — Related Party Transactions in the accompanying financial statements for additional information on these agreements. Significant changes in payor mix, economic conditions or trends in federal and state governmental healthcare coverage, among other things, could affect our collection levels and are considered in our estimate of the allowance for doubtful accounts each period. We also continually review our overall allowance adequacy by monitoring historical cash collections experience, revenue trends by payor classification and days revenue outstanding.

Our policy is to write off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with practices within the U.S. healthcare industry. We had approximately $421.0 million and $420.3 million of past due patient account balances at March 31, 2017 and December 31, 2016, respectively, being pursued by secondary collection agencies, excluding accounts being pursued by PASI under the transition services agreement. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by these secondary collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections of any account balances previously written off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

For self-pay receivables, the total amount of contractual allowances, discounts and the allowance for doubtful accounts that reduces these receivables to their net carrying value as recorded in the balance sheets was $574.3 million and $571.7 million as of March 31, 2017 and December 31, 2016, respectively. If our self-pay receivables being pursued by secondary collection agencies were included in both gross self-pay receivables and the allowance for doubtful accounts above, the allowance for doubtful accounts related to self-pay receivables as a percentage of gross self-pay receivables would have been 92.5% and 92.1% at March 31, 2017 and December 31, 2016, respectively. If our actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in recoveries, our net loss for the three months ended March 31, 2017 would have changed by $6.4 million. If we applied a 1% differential to our estimate of the allowance for doubtful accounts related to self-pay receivables as of March 31, 2017, our patient accounts receivable, net would have changed by $6.5 million.

Days revenue outstanding related to patients accounts receivable, excluding amounts recorded as due to third-party payors, was 68 days as of March 31, 2017 and December 31, 2016. The portion of our allowance for doubtful accounts representing an adjustment for expected recoveries of self-pay receivables aged over 365 days that have been placed with outside collection agencies was 6 days as of March 31, 2017.

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

We perform our annual goodwill impairment evaluation in the fourth quarter of each year. For our annual evaluation, we estimate the fair value of each of our reporting units utilizing two modeling approaches, a discounted cash flow model and an earnings multiple model. The discounted cash flow model applies a discount rate to our cash flow forecasts that is based on our best estimate of our weighted-average cost of capital. The earnings multiple model applies a market supported multiple to EBITDA. Both models are based on our best estimate of future revenues and operating costs and expenses as of the testing date. Additionally, the results of both models are reconciled to our consolidated market capitalization, which considers the amount a potential buyer would be required to pay, in the form of a control premium, to gain sufficient ownership to set policies, direct operations and control management decisions of our company

During the three months ended March 31, 2017, management made a decision to classify certain additional hospitals as held for sale. In connection with this decision, we evaluated the estimated relative fair value of the hospitals classified as held for sale in relation to the overall fair value of the hospital operations reporting unit utilizing a September 30, 2016 measurement date, which was the measurement date of our most recent annual goodwill impairment analysis, and recognized $3.3 million of impairment to long-lived assets and goodwill during the three months ended March 31, 2017, which consisted of $1.1 million of property and equipment, $0.8 million of capitalized software costs and $1.4 million of goodwill. See Note 3 — Impairment of Long-Lived Assets and Goodwill in our accompanying financial statements.

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

A portion of our reserves for workers’ compensation and professional and general liability claims included on our balance sheet relates to incurred but not report claims prior to the Spin-off. These claims were fully indemnified by CHS under the terms of the Separation and Distribution Agreement. As a result, we have a corresponding receivable from CHS related to these claims on our balance sheet. See Note 17 — Commitments and Contingencies for tables that summarize the receivables and liabilities associated with these insurance reserves as of March 31, 2017 and December 31, 2016.

Income Taxes

The breadth of our operations and the complexity of tax regulations require assessments of uncertainties and judgments in estimating the amount of income taxes that we will ultimately pay. The amount of final income taxes ultimately paid by us is dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal and state tax audits in the normal course of business.

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

See Note 11 — Income Taxes in our accompanying financial statements for additional information on the use of the separate return method of accounting for income taxes that we used during the carve-out period.

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Accounting for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. This ASU instead permits an entity to recognize goodwill impairment loss as the excess of a reporting unit's carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment over goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The ASU is effective for our annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact this guidance may have on our results of operations, financial position and cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification of certain cash receipts and cash payments on the statement of cash flows. ASU No. 2016-15 is effective retrospectively for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. We are currently evaluating the impact this new guidance may have on our cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation, which was issued to simplify some of the accounting guidance for share-based compensation. Among the areas impacted by the amendments in this ASU are the accounting for income taxes related to share-based payments, accounting for forfeitures, classification of awards as equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  We adopted this ASU on January 1, 2017. The adoption of this ASU had no material impact on our results of operations, financial position and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. The ASU also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We expect to adopt this ASU on January 1, 2019. We utilize a number of leases to support our operations. As such, the adoption of this ASU is expected to have a significant impact on our financial position. We are currently evaluating the quantitative and qualitative impact the adoption of this ASU will have on our operations, policies and procedures. We are additionally evaluating any modifications to our leasing strategy in response to the requirements of this standard.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. We expect to adopt this ASU on January 1, 2018 and are currently evaluating our plan for adoption and the impact on our revenue recognition policies, procedures and internal control framework, and the resulting impact on our results of operations, financial position and cash flows. We have established an implementation group for this ASU with an implementation plan to transition to the new standard and determine its impact during 2017. A significant element of executing this plan is the process of reviewing sources of revenue and evaluating the patient account population to determine the appropriate distribution of patient accounts into portfolios with similar collection experience that, when evaluated for collectability, will result in a materially consistent revenue amount for such portfolios as if each patient account was evaluated on a contract-by-contract basis. We expect that this process will be completed later in 2017. We are also in the process of assessing the impact of the new standard on various reimbursement programs that represent variable consideration, including settlements with third party payors, disproportionate share payments, supplemental state Medicaid programs, bundled payment of care programs and other reimbursement programs in which our hospitals participate. Due to the many different forms of calculation and reimbursement that these programs take that vary from state to state, the application of the new accounting standard could have an impact on the revenue recognized for variable consideration. Moreover, industry guidance is continuing to develop around this issue, and any conclusions in the final industry guidance that is inconsistent with our application could result in changes to our expectations regarding the impact that this new accounting standard could have on our financial statements. Additionally, the adoption of the new accounting standard will impact the presentation on our statement of operations for a significant component of our provision for bad debts. After adoption of the new standard, the majority of what is currently classified as the provision for bad debts will be reflected as an implicit price concession as defined in the standard and therefore an adjustment to net patient revenue. We will continue to evaluate certain changes in collectability on our self-pay patient accounts receivable resulting from certain credit and collection issues not assessed at the date of service, including bankruptcy, and recognize such amounts in the provision for bad debts included in operating expenses on the statement of operations. We are in the process of evaluating the various approaches upon adoption and will finalize our selection in the second quarter of 2017. We cannot reasonably estimate at this time the quantitative impact that the adoption of this accounting standard will have on our financial statements.

Results of Operations

A summary of our results of operations, including certain operating and financial data for the three months ended March 31, 2017 and 2016, and on a sequential basis for the current quarter, is included below. The definitions of certain terms used throughout the remainder of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” follows:

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

Same-facility. Same-facility financial and operating data, as presented in the comparative discussions herein, includes hospitals that are owned or leased during all periods. Our same-facility operating results for the three months ended March 31, 2017 and 2016, and the three months ended December 31, 2016, which are reported herein, have been adjusted to exclude the operating results of Sandhills and Barrow, which we sold on December 1, 2016 and December 31, 2016, respectively.

Bps Variance. In certain tables and discussions below, we have included a variance column that represents the subtraction of the basis points in the prior period percentage of revenues column from the basis points in the current period percentage of revenues column.

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

Hospital Operations Man-Hours per Adjusted Admission. Hospital operations man-hours per adjusted admission is calculated as total paid employed and contract labor hours, including both hospitals and affiliated outpatient facilities including clinics, divided by adjusted admissions. It is used by management as a measure of productivity.

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

EBITDA. EBITDA is a non-GAAP financial measure that consists of net income (loss) attributable to Quorum Health Corporation before interest, income taxes, depreciation and amortization and after adding back net income (loss) attributable to noncontrolling interests.

Adjusted EBITDA. Adjusted EBITDA, also a non-GAAP financial measure, is EBITDA adjusted to add back the effect of certain legal, professional and settlement costs, impairment of long-lived assets and goodwill, net gain (loss) on sale of hospitals, transaction costs related to the Spin-off, severance costs for post-spin headcount reductions and the change in estimate as of December 31, 2016 related to collectability of patient accounts receivable. We use Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by our management to assess the operating performance of our hospital operations business and to make decisions on the allocation of resources. Additionally, management utilizes Adjusted EBITDA in assessing our consolidated results of operations and in comparing our results of operations between periods.

Adjusted EBITDA, Adjusted for Divestitures. Adjusted EBITDA, Adjusted for Divestitures, also a non-GAAP financial measure, is further adjusted to exclude the effect of negative EBITDA of hospitals divested. We present Adjusted EBITDA, Adjusted for Divestitures because management believes this measure provides investors and other users of our financial statements with additional information about how management assesses the results of operations.

Adjusted EBITDA, Adjusted for Potential Divestitures. Adjusted EBITDA, Adjusted for Potential Divestitures, also a non-GAAP financial measure, is further adjusted to exclude the effect of negative EBITDA of potential hospitals we intend to divest. We present Adjusted EBITDA, Adjusted for Potential Divestitures because management believes this measure provides investors and other users of our financial statements with additional information about how management assesses the results of operations.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table provides a summary of our results of operations, both in dollars and as a percentage of net operating revenues (dollars in thousands):

	Three Months Ended March 31,
	2017		2016
	$	% of	$	% of
	Amount	Revenues	Amount	Revenues

Operating revenues, net of contractual allowances and discounts	$587,945		$614,484
Provision for bad debts	60,305		64,933
Net operating revenues	527,640	100.0%	549,551	100.0%
Operating costs and expenses:
Salaries and benefits	264,602	50.1%	256,862	46.7%
Supplies	63,822	12.1%	63,661	11.6%
Other operating expenses	163,424	31.1%	164,463	30.0%
Depreciation and amortization	22,120	4.2%	31,157	5.7%
Rent	12,102	2.3%	12,549	2.3%
Electronic health records incentives earned	(2,452)	(0.5)%	(4,208)	(0.8)%
Legal, professional and settlement costs	535	0.1%	241	—%
Impairment of long-lived assets and goodwill	3,300	0.6%	—	—%
Loss (gain) on sale of hospitals, net	(870)	(0.2)%	—	—%
Transaction costs related to the Spin-off	31	—%	3,735	0.7%
Total operating costs and expenses	526,614	99.8%	528,460	96.2%
Income (loss) from operations	1,026	0.2%	21,091	3.8%
Interest expense, net	27,530	5.2%	27,452	5.0%
Income (loss) before income taxes	(26,504)	(5.0)%	(6,361)	(1.2)%
Provision for (benefit from) income taxes	701	0.2%	(1,674)	(0.3)%
Net income (loss)	(27,205)	(5.2)%	(4,687)	(0.9)%
Less: Net income (loss) attributable to noncontrolling interests	356	—%	315	—%
Net income (loss) attributable to Quorum Health Corporation	$(27,561)	(5.2)%	$(5,002)	(0.9)%

The following table reconciles Adjusted EBITDA, Adjusted EBITDA, Adjusted for Divestitures and Adjusted EBITDA, Adjusted for Potential Divestitures, to net income (loss) attributable to Quorum Health Corporation, the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2017	2016

Net income (loss) attributable to Quorum Health Corporation	$(27,561)	$(5,002)
Net income (loss) attributable to noncontrolling interests	356	315
Interest expense, net	27,530	27,452
Provision for (benefit from) income taxes	701	(1,674)
Depreciation and amortization	22,120	31,157
EBITDA	23,146	52,248
Legal, professional and settlement costs	535	241
Impairment of long-lived assets and goodwill	3,300	—
Loss (gain) on sale of hospitals, net	(870)	—
Transaction costs related to the Spin-off	31	3,735
Adjusted EBITDA	26,142	56,224
Negative EBITDA of divested hospitals	696	3,385
Adjusted EBITDA, Adjusted for Divestitures	26,838	59,609
Negative EBITDA of potential divestitures	7,098	2,356
Adjusted EBITDA, Adjusted for Potential Divestitures	$33,936	$61,965

Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended March 31,
	2017	2016	$ Variance	% Variance

Consolidated and combined:
Net patient revenues, before the provision for bad debts	$562,599	$587,640	$(25,041)	(4.3)%
Provision for bad debts	60,305	64,933	(4,628)	(7.1)%
Total net patient revenues	502,294	522,707	(20,413)	(3.9)%
Non-patient revenues	25,346	26,844	(1,498)	(5.6)%
Total net operating revenues	$527,640	$549,551	$(21,911)	(4.0)%
Net patient revenues per adjusted admission	$8,834	$8,741	$93	1.1%
Net operating revenues per adjusted admission	$9,280	$9,190	$90	1.0%

Same-facility:
Net patient revenues, before the provision for bad debts	$562,671	$568,259	$(5,588)	(1.0)%
Provision for bad debts	60,945	58,780	2,165	3.7%
Total net patient revenues	501,726	509,479	(7,753)	(1.5)%
Non-patient revenues	25,321	26,647	(1,326)	(5.0)%
Total net operating revenues	$527,047	$536,126	$(9,079)	(1.7)%
Net patient revenues per adjusted admission	$8,824	$8,890	$(66)	(0.7)%
Net operating revenues per adjusted admission	$9,269	$9,355	$(86)	(0.9)%

The following table provides information related to our net operating revenues, before the provision for bad debts, by payor source (dollars in thousands):

	Three Months Ended March 31,
	2017		2016		2017 vs 2016
	$ Amount	% of Total	$ Amount	% of Total	$ Variance	bps Variance

Consolidated and combined:
Medicare	$175,293	29.8%	$175,534	28.6%	$(241)	1.2%
Medicaid	96,669	16.4%	103,068	16.8%	(6,399)	(0.4)%
Managed care and commercial	231,557	39.4%	244,284	39.8%	(12,727)	(0.4)%
Self-pay	59,080	10.0%	64,754	10.5%	(5,674)	(0.5)%
Non-patient	25,346	4.4%	26,844	4.3%	(1,498)	0.1%
Total net operating revenues, before the provision for bad debts	$587,945	100.0%	$614,484	100.0%	$(26,539)

Same-facility:
Medicare	$175,405	29.8%	$169,960	28.6%	$5,446	1.2%
Medicaid	96,053	16.3%	101,064	17.0%	(5,011)	(0.7)%
Managed care and commercial	231,386	39.4%	238,295	40.0%	(6,909)	(0.6)%
Self-pay	59,827	10.2%	58,941	9.9%	886	0.3%
Non-patient	25,321	4.3%	26,647	4.5%	(1,326)	(0.2)%
Total net operating revenues, before the provision for bad debts	$587,992	100.0%	$594,906	100.0%	$(6,914)

The following table provides information related to certain drivers of our net operating revenues:

	Three Months Ended March 31,
	2017	2016	Variance	% Variance

Consolidated and combined:
Number of licensed beds at end of period	3,399	3,577	(178)	(5.0)%
Admissions	23,656	24,992	(1,336)	(5.3)%
Adjusted admissions	56,860	59,801	(2,941)	(4.9)%
Emergency room visits	172,939	184,934	(11,995)	(6.5)%
Medicare case mix index	1.39	1.37	0.02	1.1%

Same-facility:
Number of licensed beds at end of period	3,399	3,487	(88)	(2.5)%
Admissions	23,656	24,134	(478)	(2.0)%
Adjusted admissions	56,860	57,308	(448)	(0.8)%
Emergency room visits	172,939	176,050	(3,111)	(1.8)%
Medicare case mix index	1.39	1.37	0.02	1.1%

Net operating revenues for the three months ended March 31, 2017 decreased $22.0 million compared to the three months ended March 31, 2016. Net patient revenues, before the provision for bad debts, decreased $25.0 million, or 4.3%. Of this decrease, $19.5 million related to the hospitals divested in December 2016 and $11.0 million related to our inability in the 2017 period to accrue for the California HQAF program revenues. Excluding these items, our net patient revenues increased approximately $8.0 million from a favorable payor rate variance, partially offset by an unfavorable volume variance of approximately $2.5 million for these comparative periods. The net operating revenues of the three divested hospitals and eleven potential divestitures decreased $19.0 million in the 2017 period, when compared to the 2016 period. Net operating revenues for our remaining hospitals decreased $3.0 million in the 2017 period, when compared to the 2016 period. We experienced declines in admissions and adjusted admissions for Cherokee and the eleven potential divestitures of 4.8% and 2.9%, respectively. For our remaining facilities we experienced a decrease in admissions of 0.6% and an increase in adjusted admissions of 0.3%. We estimate that when excluding the impact of leap day in the three months ended March 31, 2016, same-facility admissions decreased 0.6% and same-facility adjusted admissions increased 0.4%. Non-patient revenues decreased $1.5 million in the 2017 period compared to the 2016 period, primarily related to our management advisory and consulting services business.

Provision for Bad Debts

The provision for bad debts for the three months ended March 31, 2017 decreased $4.6 million, or 7.1%, compared to the three months ended March 31, 2016. Of this decrease, $6.8 million related to the hospitals divested in 2016, and was partially offset by an increase in the provision for bad debts of $2.2 million primarily as a result of a shift toward patients with higher deductible plans. As a percentage of net operating revenues, the provision for bad debts was 11.4% and 11.8% for the three months ended March 31, 2017 and 2016, respectively.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended March 31,
	2017	2016	$ Variance	% Variance

Salaries and benefits	$264,602	$256,862	$7,740	3.0%
Hospital operations salaries and benefits	$243,632	$249,507	$(5,875)	(2.4)%
Hospital operations salaries and benefits per adjusted admission	$4,285	$4,172	$113	2.7%
Hospital operations man-hours per adjusted admission	103.7	102.1	1.6	1.6%

Salaries and benefits increased $7.7 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Salaries and benefits decreased $7.9 million due to the hospitals divested in December 2016. After consideration of the divestitures, our salaries and benefits increased $15.6 million increase which included $7.7 million related to hospital operations, including $2.9 million of increased costs at our physician clinics as a result of recruitment efforts, and the remainder primarily due to corporate salaries and benefits. Prior to the Spin-off, management fees were allocated to QHC for corporate functions of CHS and were included in other operating expenses. The portion of our salaries and benefits expenses related to the corporate office was $9.1 million in the three months ended March 31, 2017, which included stock-based compensation expense of $2.8 million.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admissions amounts):

	Three Months Ended March 31,
	2017	2016	$ Variance	% Variance

Supplies	$63,822	$63,661	$161	0.3%
Supplies per adjusted admission	$1,122	$1,065	$57	5.4%

Supplies expense was relatively flat for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016. A decrease in supplies expense of $1.6 million related to the hospitals divested in 2016 was offset by a decline in rebates and administrative fee reimbursements from the renegotiated contract with our group purchasing organization in connection with the Spin-off. As a percentage of net operating revenues, supplies expense increased 50 bps to 12.1% for the three months ended March 31, 2017, compared to 11.6% for the three months ended March 31, 2016.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	$ Variance	% Variance

Purchased services	$45,596	$44,438	$1,158	2.6%
Taxes and insurance	34,243	35,306	(1,063)	(3.0)%
Medical specialist fees	28,463	24,350	4,113	16.9%
Transition services agreements and allocations from Parent	16,282	16,257	25	0.2%
Repairs and maintenance	11,443	11,236	207	1.8%
Utilities	6,665	7,155	(490)	(6.8)%
Management fees from Parent	—	8,826	(8,826)	(100.0)%
Other miscellaneous operating expenses	20,732	16,895	3,837	22.7%
Total other operating expenses	$163,424	$164,463	$(1,039)

Other operating expenses decreased $1.0 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Other operating expenses decreased $8.8 million due to the portion of management fees from Parent that included salaries and benefits for corporate functions in the 2016 period for which the comparative expense in the 2017 period is included in salaries and benefits. Our corporate office expenses, including salaries, wages and benefits, were $15.7 million for the three months ended March 31, 2017 which corresponds to the allocated management and other fees from Parent of $12.0 million for the three months ended March 31, 2016. Additionally, we recorded $2.7 million of provider taxes in the 2016 period related to the California HQAF program with no comparable expenses in the 2017 period. The remaining change related to increases in medical specialist fees resulting from renegotiated contracts related to emergency room services and subsidies to various third parties, including hospitalists, increases in purchased services related to audit and consulting services due to the delay in filing our 2016 Annual Report on Form 10-K of approximately $1.7 million, and an increase in other miscellaneous operating expenses primarily related to contract labor of $2.9 million. Other operating expenses decreased $5.5 million related to hospitals divested in 2016. We are disputing certain charges under the transition services agreements with our former Parent.

Depreciation and Amortization

Depreciation and amortization expense decreased $9.0 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. As a percentage of net operating revenues, depreciation and amortization was 4.2% and 5.7% for the respective periods. The decrease in depreciation and amortization was primarily due to the reclassification of long-lived assets as held for sale in 2016 that were not subsequently depreciated or amortized, and the impairments to long-lived assets in 2016 that reduced depreciation and amortization in the 2017 period compared to the 2016 period.

Rent

Rent expense decreased $0.4 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. As a percentage of net operating revenues, rent expense was comparable for these periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned decreased $1.8 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the decrease in activity as we move closer toward full implementation of EHR.

See Note 2 — Basis of Presentation and Significant Accounting Policies in the accompanying financial statements for additional information on EHR.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs increased $0.3 million to $0.5 million for the three months ended March 31, 2017, compared to $0.2 million for the three months ended March 31, 2016. These costs included legal costs and related settlements, if any, related to regulatory claims, government investigations into reimbursement payments, claims associated with QHR contracts and projects approved by the Board.

Impairment of Long-Lived Assets and Goodwill

We recognized $3.3 million of impairment to long-lived assets and goodwill in the three months ended March 31, 2017 which related to additional hospitals classified as held for sale during the first quarter of 2017. As part of this process, we evaluated the estimated relative fair value of the hospitals classified as held for sale in relation to the overall fair value of our hospital operations reporting unit utilizing a September 31, 2016 measurement date, which was the measurement date of our most recent annual goodwill impairment analysis.

Loss (Gain) on Sale of Hospitals, Net

A gain of $0.8 million was recognized on the sale of Cherokee Medical Center during the three months ended March 31, 2017. See Note 4 — Divestitures in the accompanying financial statements for additional information on divestitures.

Interest Expense, Net

The following table provides information related to interest expense, net (in thousands):

	Three Months Ended March 31,
	2017	2016

Senior Credit Facility:
Revolving Credit Facility	$139	$—
Term Loan Facility	14,641	—
ABL Credit Facility	256	—
Senior Notes	11,626	—
Amortization of debt issuance costs and discounts	1,980	—
All other interest expense (income), net	(1,112)	569
Total interest expense, net from long-term debt	27,530	569
Due to Parent, net	—	26,883
Total interest expense, net	$27,530	$27,452

Interest expense, net increased $0.1 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Prior to the Spin-off, we were charged interest on the amounts due to CHS at various rates ranging from 4% to 7%. Interest computations on this indebtedness were based on the outstanding balance of Due to Parent, net at the end of each month. This debt with CHS was extinguished on April 29, 2016. Interest expense for periods following the Spin-off is calculated based on the terms of the credit agreements and senior notes. The effective interest rates for our Senior Credit Facility and Senior Notes were approximately 7.7% and 12.5%, respectively, at March 31, 2017. See Liquidity and Capital Resources below and Note 7 – Long-Term Debt in the accompanying financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $0.7 million for the three months ended March 31, 2017 and the benefit from income taxes was $1.7 million for the three months ended March 31, 2016. Our effective tax rates were (2.6)% and 26.3% for the respective periods. The decrease in our effective tax rate for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 was primarily due to recording a valuation allowance against the deferred tax assets arising from our pre-tax loss in the 2017 period that are not more likely than not to be recognized.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests was $0.4 million and $0.3 million in the three months ended March 31, 2017 and 2016, respectively. As a percentage of net operating revenues, it was relatively flat.

Three Months Ended March 31, 2017 Compared to Three Months Ended December 31, 2016

We have disclosed a comparison of our operating results on a sequential basis for the current quarter because we believe that this information is meaningful due to the impact the Spin-off, transition services agreements and potential divestitures that we are able to target now that we are an independent company.

The following table provides a summary of our results of operations, both in dollars and as a percentage of net operating revenues (dollars in thousands):

	Three Months Ended
	March 31, 2017		December 31, 2016
	$	% of	$	% of
	Amount	Revenues	Amount	Revenues

Operating revenues, net of contractual allowances and discounts	$587,945		$593,855
Provision for bad debts	60,305		78,615
Net operating revenues	527,640	100.0%	515,240	100.0%
Operating costs and expenses:
Salaries and benefits	264,602	50.1%	268,559	52.1%
Supplies	63,822	12.1%	66,829	13.0%
Other operating expenses	163,424	31.1%	163,276	31.8%
Depreciation and amortization	22,120	4.2%	26,434	5.1%
Rent	12,102	2.3%	11,966	2.3%
Electronic health records incentives earned	(2,452)	(0.5)%	(1,691)	(0.3)%
Legal, professional and settlement costs	535	0.1%	1,166	0.2%
Impairment of long-lived assets and goodwill	3,300	0.6%	41,470	8.0%
Loss (gain) on sale of hospitals, net	(870)	(0.2)%	2,150	0.4%
Transaction costs related to the Spin-off	31	—%	44	—%
Total operating costs and expenses	526,614	99.8%	580,203	112.6%
Income (loss) from operations	1,026	0.2%	(64,963)	(12.6)%
Interest expense, net	27,530	5.2%	28,684	5.6%
Income (loss) before income taxes	(26,504)	(5.0)%	(93,647)	(18.2)%
Provision for (benefit from) income taxes	701	0.2%	(3,555)	(0.7)%
Net income (loss)	(27,205)	(5.2)%	(90,092)	(17.5)%
Less: Net income (loss) attributable to noncontrolling interests	356	—%	574	0.1%
Net income (loss) attributable to Quorum Health Corporation	$(27,561)	(5.2)%	$(90,666)	(17.6)%

The following table reconciles Adjusted EBITDA, Adjusted EBITDA, Adjusted for Divestitures and Adjusted EBITDA, Adjusted for Potential Divestitures, to net income (loss) attributable to Quorum Health Corporation, the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended
	March 31, 2017	December 31, 2016

Net income (loss) attributable to Quorum Health Corporation	$(27,561)	$(90,666)
Net income (loss) attributable to noncontrolling interests	356	574
Interest expense, net	27,530	28,684
Provision for (benefit from) income taxes	701	(3,555)
Depreciation and amortization	22,120	26,434
EBITDA	23,146	(38,529)
Legal, professional and settlement costs	535	1,166
Impairment of long-lived assets and goodwill	3,300	41,470
Loss (gain) on sale of hospitals, net	(870)	2,150
Transaction costs related to the Spin-off	31	44
Severance costs for post-spin headcount reductions	—	1,617
Change in estimate related to collectability of patient accounts receivable	—	22,799
Adjusted EBITDA	26,142	30,717
Negative EBITDA of divested hospitals	696	10,015
Adjusted EBITDA, Adjusted for Divestitures	26,838	40,732
Negative EBITDA of potential divestitures	7,098	5,733
Adjusted EBITDA, Adjusted for Potential Divestitures	$33,936	$46,465

Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended
	March 31, 2017	December 31, 2016	$ Variance	% Variance

Consolidated:
Net patient revenues, before the provision for bad debts	$562,599	$567,767	$(5,168)	(0.9)%
Provision for bad debts	60,305	78,615	(18,310)	(23.3)%
Total net patient revenues	502,294	489,152	13,142	2.7%
Non-patient revenues	25,346	26,088	(742)	(2.8)%
Total net operating revenues	$527,640	$515,240	$12,400	2.4%
Net patient revenues per adjusted admission	$8,834	$8,551	$283	3.3%
Net operating revenues per adjusted admission	$9,280	$9,007	$273	3.0%

Same-facility:
Net patient revenues, before the provision for bad debts	$562,671	$554,379	$8,292	1.5%
Provision for bad debts	60,945	69,782	(8,837)	(12.7)%
Total net patient revenues	501,726	484,597	17,129	3.5%
Non-patient revenues	25,321	25,919	(598)	(2.3)%
Total net operating revenues	$527,047	$510,516	$16,531	3.2%
Net patient revenues per adjusted admission	$8,824	$8,747	$77	0.9%
Net operating revenues per adjusted admission	$9,269	$9,215	$54	0.6%

The following table provides information related to our net operating revenues, before the provision for bad debts, by payor source (dollars in thousands):

	Three Months Ended
	March 31, 2017		December 31, 2016		First Quarter vs Fourth Quarter
	$ Amount	% of Total	$ Amount	% of Total	$ Variance	bps Variance

Consolidated:
Medicare	$175,293	29.8%	$167,238	28.2%	$8,055	1.6%
Medicaid	96,669	16.4%	104,243	17.6%	(7,574)	(1.2)%
Managed care and commercial	231,557	39.4%	238,195	40.1%	(6,638)	(0.7)%
Self-pay	59,080	10.0%	58,091	9.7%	989	0.3%
Non-patient	25,346	4.4%	26,088	4.4%	(742)	(0.0)%
Total net operating revenues, before the provision for bad debts	$587,945	100.0%	$593,855	100.0%	$(5,910)

Same-facility:
Medicare	$175,405	29.8%	$163,411	28.2%	$11,994	1.6%
Medicaid	96,053	16.3%	103,206	17.8%	(7,153)	(1.5)%
Managed care and commercial	231,386	39.4%	234,181	40.3%	(2,795)	(0.9)%
Self-pay	59,827	10.2%	53,581	9.2%	6,246	1.0%
Non-patient	25,321	4.3%	25,919	4.5%	(598)	(0.2)%
Total net operating revenues, before the provision for bad debts	$587,992	100.0%	$580,298	100.0%	$7,694
The following table provides information related to certain drivers of our net operating revenues:

	Three Months Ended
	March 31, 2017	December 31, 2016	Variance	% Variance

Consolidated:
Number of licensed beds at end of period	3,399	3,459	(60)	(1.7)%
Admissions	23,656	23,200	456	2.0%
Adjusted admissions	56,860	57,202	(342)	(0.6)%
Emergency room visits	172,939	174,754	(1,815)	(1.0)%
Medicare case mix index	1.39	1.41	(0.02)	(1.4)%

Same-facility:
Number of licensed beds at end of period	3,399	3,489	(90)	(2.6)%
Admissions	23,656	22,686	970	4.3%
Adjusted admissions	56,860	55,402	1,458	2.6%
Emergency room visits	172,939	167,617	5,322	3.2%
Medicare case mix index	1.39	1.41	(0.02)	(1.4)%

Net operating revenues for the three months ended March 31, 2017 increased $12.4 million compared to the three months ended December 31, 2016. Net patient revenues, before the provision for bad debts, decreased $5.2 million, or 0.9%. Of this decrease, $13.5 million related to the hospitals divested in December 2016 and $11.5 million related to our inability in the 2017 period to accrue for the California HQAF program revenues. Excluding these items, our net patient revenues increased approximately $3.3 million resulting from a favorable payor rate variance and $16.5 million from a favorable volume variance for these comparative periods. The net operating revenues of the three divested hospitals and eleven potential divestitures decreased $3.6 million in the 2017 period, when compared to the three months ended December 31, 2016. The net operating revenue of our remaining hospitals increased $16.0 million in the 2017 period when compared to the three months ended December 31, 2016. We experienced increases in admissions and adjusted admissions for Cherokee and the eleven potential divestitures of 3.2% and 3.1%, respectively. For our remaining hospitals, we experienced an increase in admissions and adjusted admissions of 4.8% and 2.4%, respectively. Non-patient revenues decreased $0.7 million in the 2017 period compared to the three months ended December 31, 2016, primarily related to our management advisory and consulting services business.

Provision for Bad Debts

The provision for bad debts decreased $18.3 million, or 23.3%, for the three months ended March 31, 2017 compared to the three months ended December 31, 2016. This decrease is primarily due to the negative impact of the $11.4 million change in estimate we recorded at December 31, 2016, related to our assessment of the collectability of our managed care and commercial accounts receivable aged greater than one year based on a review of historical cash collections for these accounts. Excluding this change in estimate, the provision for bad debts decreased $6.9 million, consisting of a $9.5 million decrease related to hospitals divested in 2016 and a $2.6 million increase primarily related to higher patient co-pays and deductibles in the 2017 period compared to the three months ended December 31, 2016.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands):

	Three Months Ended
	March 31, 2017	December 31, 2016	$ Variance	% Variance

Salaries and benefits	$264,602	$268,559	$(3,957)	(1.5)%
Hospital operations salaries and benefits	$243,632	$242,745	$887	0.4%
Hospital operations salaries and benefits per adjusted admission	$4,285	$4,244	$41	1.0%
Hospital operations man-hours per adjusted admission	103.7	108.2	(4.5)	(4.1)%

Salaries and benefits decreased $4.0 million during the three months ended March 31, 2017 compared to the three months ended December 31, 2016. Of this decrease, $6.4 million related to hospitals divested in 2016. Salaries and benefits increased $5.5 million related to hospital operations, including $4.3 million related to increased costs at physician clinics as a result of recruitment efforts at these facilities, partially offset by decreases in corporate salaries and benefits, as well as salaries and benefits related to our management advisory and consulting services business.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended
	March 31, 2017	December 31, 2016	$ Variance	% Variance

Supplies	$63,822	$66,829	$(3,007)	(4.5)%
Supplies per adjusted admission	$1,122	$1,168	$(46)	(3.9)%

Supplies expense for the three months ended March 31, 2017 decreased $3.0 million compared to the three months ended December 31, 2016. Of this decrease, $1.6 million related to hospitals divested in 2016. In addition, we wrote off approximately $1.2 million of obsolete inventory in the fourth quarter of 2016 with no comparable adjustment in the 2017 period. As a percentage of net operating revenues, supplies expense was 12.1% and 13.0% for the three months ended March 31, 2017 and December 31, 2016, respectively.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Three Months Ended
	March 31, 2017	December 31, 2016	$ Variance	% Variance

Purchased services	$45,596	$47,356	$(1,760)	(3.7)%
Taxes and insurance	34,243	35,518	(1,275)	(3.6)%
Medical specialist fees	28,463	29,460	(997)	(3.4)%
Transition services agreements	16,282	14,249	2,033	14.3%
Repairs and maintenance	11,443	11,410	33	0.3%
Utilities	6,665	7,307	(642)	(8.8)%
Other miscellaneous operating expenses	20,732	17,976	2,756	15.3%
Total other operating expenses	$163,424	$163,276	$148

Other operating expenses increased $0.1 million for the three months ended March 31, 2017 compared to the three months ended December 31, 2016. Other operating expenses decreased $4.8 million related to hospitals divested in 2016 and $2.8 million related to provider taxes recorded during the three months ended December 31, 2016 related to the California HQAF program with no comparable expenses in the first quarter of 2017. The remaining change related to increases in purchased services related to audit and consulting services due to the delay in filing our 2016 Annual Report on Form 10-K of approximately $1.7 million and an increase in other miscellaneous operating expenses, primarily related to costs associated with our management advisory and consulting services business. We are disputing certain charges under the transition services agreements with our former Parent.

Depreciation and Amortization

Depreciation and amortization expense decreased $4.3 million during the three months ended March 31, 2017 compared to the three months ended December 31, 2016. As a percentage of net operating revenues, depreciation and amortization was 4.2% and 5.1% for the respective periods. The decrease in depreciation and amortization was primarily due to long-lived assets reclassified as held for sale in 2016 that were not subsequently depreciated or amortized, and the impairment of long-lived assets in 2016 that reduced depreciation and amortization in the 2017 period compared to the three months ended December 31, 2016.

Rent

Rent expense was relatively flat during the three months ended March 31, 2017 compared to the three months ended December 31, 2016. As a percentage of net operating revenues, rent expense was comparable for the respective periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned increased $0.8 million during the three months ended March 31, 2017 compared to the three months ended December 31, 2016.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs were $0.5 million in the three months ended March 31, 2017 and $1.2 million in the three months ended December 31, 2016. As a percentage of net operating revenues, legal, professional and settlement costs were 0.1% and 0.2% for the respective periods.

Impairment of Long-Lived Assets and Goodwill

We recognized $3.3 million of impairment to long-lived assets and goodwill in the three months ended March 31, 2017 which related to additional hospitals classified as held for sale during the 2017 period, as discussed above.

We recognized $41.5 million of impairment for long-lived assets and goodwill in the three months ended December 31, 2016. We finalized our step two goodwill impairment analysis in the fourth quarter of 2016, which resulted in impairment of $2.7 million related to our hospital operations reporting unit. In addition to the above, we experienced a decline in operating results at several of our hospitals in the fourth quarter of 2016. This led management to perform additional testing for impairment utilizing a December 31, 2016 measurement date. As a result of this analysis, we recorded additional impairment of $38.8 million related to held for use assets in the fourth quarter of 2016

Interest Expense, Net

The following table provides information related to interest expense, net (in thousands):

	Three Months Ended
	March 31, 2017	December 31, 2016

Senior Credit Facility:
Revolving Credit Facility	$139	$121
Term Loan Facility	14,641	15,108
ABL Credit Facility	256	140
Senior Notes	11,626	11,626
Amortization of debt issuance costs and discounts	1,980	2,035
All other interest expense (income), net	(1,112)	(346)
Total interest expense, net	$27,530	$28,684

Interest expense, net decreased $1.2 million for the three months ended March 31, 2017 compared to the three months ended December 31, 2016, primarily due to the repayments on our Term Loan Facility with the proceeds from the sales of Barrow and Sandhills.

Provision for (Benefit from) Income Taxes

We had an income tax provision of $0.7 million in the three months ended March 31, 2017 compared to an income tax benefit of $3.6 million in the three months ended December 31, 2016. Our effective tax rates were (2.6)% and 3.8% for the respective periods. The decrease in our effective tax rate for the three months ended March 31, 2017 when compared to the three months ended December 31, 2016 was primarily due to recording a valuation allowance against the deferred tax assets arising from our pre-tax loss in the 2017 period that are not more likely than not to be recognized.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests decreased $0.2 million for the three months ended March 31, 2017 compared to the three months ended December 31, 2016.

Liquidity and Capital Resources

Financial Outlook

Our primary sources of liquidity are cash flows from operations, proceeds from divestitures and available borrowing capacity under our revolving credit facilities. We believe that these amounts will be adequate to service our existing debt and finance internal growth and fund capital expenditures over the next 12 months and into the foreseeable future. Borrowings under our revolving credit facilities are intended to be used for working capital and general corporate purposes.

Our business strategy includes an ongoing strategic review of our hospitals based upon analysis of financial performance, current competitive conditions, expected demographic trends, joint venture opportunities and capital allocation requirements. As part of this strategy, we are actively engaging in initiatives, among others, to divest underperforming hospitals, reduce our debt and refine our portfolio to a more sustainable group of hospitals with higher operating margins. We had proceeds of $13.7 million from the sale of two hospitals in December 2016 and proceeds of $4.3 million from the sale of one hospital as of March 31, 2017. We have targeted an additional 11 hospitals that we intend to divest in the next twelve to fifteen months. For the three months ended March 31, 2017, we experienced net operating losses of $20.2 million from this group of 14 hospitals.

Our financial statements have been prepared under the assumption that we will continue as a going concern. We have limited stand-alone operating history and have experienced net losses each quarter since the Spin-off. The net losses have been primarily due to impairment charges related to our hospital operations business, the negative impact of a fourth quarter of 2016 change in estimate related to the collectability of patient accounts receivable, higher than expected operating costs since the Spin-off associated with the transition services agreements with CHS and other third-party contracts in comparison to the allocated costs from CHS during the carve-out period prior to the Spin-off and due to the net operating losses from the group of hospitals that have been divested or are currently targeted by our management for divestiture.

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

On April 11, 2017, we executed the CS Amendment to, among other things, raise the maximum Secured Net Leverage Ratio, as defined in the CS Agreement, to 4.75x from 4.25x for the period July 1, 2017 to December 31, 2018 (which was previously 4.25x for the period July 1, 2017 to June 30, 2018), at which point it drops to 4.00x for the remainder of the agreement. The CS Amendment also provides for additional Consolidated EBITDA add backs under the covenant calculations for certain items. For additional details of the CS Amendment, see “—Long-Term Debt” below. Management concluded that the CS Amendment alleviated any substantial doubt about our ability to continue as a going concern for the one year period following the issuance of our financial statements for the three month period ended March 31, 2017 in this Quarterly Report on Form 10-Q. We are actively engaged in initiatives to divest underperforming hospitals and outpatient facilities, for which proceeds will be used to pay down the term loan under our credit facility.

Statements of Cash Flows

Our statement of cash flows for the three months ended March 31, 2017 when compared to the same 2016 period, was significantly impacted by the completion of the Spin-off on April 29, 2016. Following the Spin-off, we own and manage our own cash depository and disbursement bank accounts and have borrowing capacity, as well as principal and interest obligations, under our new debt structure. Prior to the Spin-off, our cash activity was managed through Due to Parent, net under CHS’ cash management program and interest on our indebtedness with CHS was accumulated in the Due to Parent, liability.

The following table provides a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Variance

Net cash provided by (used in) operating activities	$18,526	$24,397	$(5,871)
Net cash provided by (used in) investing activities	(20,441)	(14,456)	(5,985)
Net cash provided by (used in) financing activities	66,002	(10,051)	76,053
Net change in cash and cash equivalents	$64,087	$(110)	$64,197

Net cash provided by operating activities was $18.5 million for the three months ended March 31, 2017 compared to $24.4 million for the three months ended March 31, 2016, a decrease of $5.9 million. This decrease in cash flows from operating activities was primarily due to the decline in net operating revenues of $22.0 million and increased patient accounts receivable of $17.2 million, net of divestitures, both of which were partially offset by $31.2 million of accrued interest on our Credit Facilities and Senior Notes that did not exist in the 2016 period. Interest on Due to Parent, net in the 2016 period was recognized in financing activities on the cash flow statement.

Net cash used in investing activities increased $6.0 million to $20.4 million in the three months ended March 31, 2017 from $14.5 million in the three months ended March 31, 2016. Our expenditures for property and equipment increased $10.4 million primarily due to the construction of the patient tower and expanded surgical capacity at our Springfield, Oregon hospital. In addition, we had proceeds of $4.3 million in the 2017 period from the sale of Cherokee with no comparable divestitures in the 2016 period.

Net cash provided by financing activities was $66.0 million for the three months ended March 31, 2017 compared to net cash used in financing activities of $10.1 million in the three months ended March 31, 2016. In the 2017 period, we had net borrowings on our Credit Facilities of $78.0 million, partially offset by $6.6 million of payments on the Term Loan Facility utilizing the proceeds from the Barrow divestiture. All other debt repayments in both the three months ended March 31, 2017 and 2016 primarily related to capital lease obligations for buildings and equipment. In the 2016 period, we had net repayments of $6.5 million on the Due to Parent, net liability with CHS. This liability was fully settled in conjunction with the Spin-off.

Capital Expenditures

Capital expenditures for property, equipment and software were $24.7 million and $15.4 million for the three months ended March 31, 2017 and 2016, respectively. In addition, we had $6.9 million and $15.7 million of capital expenditures related to property and equipment accrued in accounts payable at March 31, 2017 and December 31, 2016, respectively. Capital expenditures during the three months ended March 31, 2017 and 2016 primarily related to the patient tower project, as described below, and to purchases of equipment and minor renovations at our hospitals and investments in information systems infrastructure. In the 2016 period, we also had costs related to furniture and fixtures for our corporate office.

We are building a new patient tower and expanding the surgical capacity at our hospital in Springfield, Oregon. During the three months ended March 31, 2017 and 2016, we incurred costs of $11.7 million and $6.9 million, respectively, related to this project. As of March 31, 2017, we have incurred a total of $60.6 million of costs for this project. The total estimated cost for this project, including equipment costs, is estimated to be approximately $105 million. The project is expected to be completed in early 2018. As of March 31, 2017, we have no other material capital commitments.

Capital Resources

Our net working capital as of March 31, 2017 and December 31, 2016 was $338.0 million and $272.6 million, respectively. The $65.4 million increase primarily related to increased cash and cash equivalents arising from the net $78.0 million of borrowings from our credit facilities during the three months ended March 31, 2017.

Long-Term Debt

The following table provides a summary of activity related to our long-term debt (in thousands):

	Three Months Ended March 31, 2017
		Borrowings
	Total	of			Amortization
	Debt	Long-Term		Payments	of Debt	Total
	at	Debt,	Repayments	of Debt	Issuance	Debt
	Beginning	Excluding	of Long	Issuance	Costs and	at End
	of Period	Discounts	Term Debt	Costs	Discounts	of Period

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$39,000	$—	$—	$—	$39,000
Term Loan Facility, maturing 2022	868,419	—	(6,550)	—	—	861,869
ABL Credit Facility, maturing 2021	—	133,000	(94,000)	—	—	39,000
Senior Notes, maturing 2023	400,000	—	—	—	—	400,000
Unamortized debt issuance costs and discounts	(48,764)	—	—	(47)	1,980	(46,831)
Capital lease obligations	25,588	—	(364)	—	—	25,224
Other debt	1,582	—	(195)	—	—	1,387
Total debt	1,246,825	172,000	(101,109)	(47)	1,980	1,319,649
Less: Current maturities of long-term debt	(5,683)	—		—	—	(1,664)
Total long-term debt	$1,241,142	$172,000	$(101,109)	$(47)	$1,980	$1,317,985

The following table provides a summary of our long-term debt, allocated between fixed and variable debt (dollars in thousands):

	March 31, 2017
	$	% of
	Amount	Total Debt

Fixed	$426,611	31.2%
Variable	939,869	68.8%
Total debt, excluding debt issuance costs and discounts	$1,366,480	100.0%

Senior Credit Facility

On April 29, 2016, we entered into a credit agreement, among us, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent. On April 11, 2017, we executed an agreement with our Senior Credit Facility lenders to amend certain provisions of our Senior Credit Facility, as described below.

The CS Agreement initially provided for an $880 million senior secured term loan facility and a $100 million senior secured revolving credit facility. The Term Loan Facility was issued at a discount of $17.6 million, or 98% of par value, and has a maturity date of April 29, 2022, subject to customary acceleration events and repayment, extension or refinancing. The Revolving Credit Facility has a maturity date of April 29, 2021, subject to certain customary acceleration events and repayment, extension or refinancing. The CS Amendment reduced the Revolving Credit Facility’s borrowing capacity from $100 million to $87.5 million until December 31, 2017, at which time the borrowing capacity decreases to $75.0 million.

The CS Agreement contains customary covenants, including a maximum permitted Secured Net Leverage Ratio, as determined based on 12 month trailing Consolidated EBITDA, as defined in the CS Agreement. As of March 31, 2017 and December 31, 2016, we had a Secured Net Leverage Ratio of 3.83 to 1.00 and 3.93 to 1.00, respectively, implying additional borrowing capacity of $152.6 million as of March 31, 2017. On April 11, 2017, we executed the CS Amendment with our Senior Credit Facility lenders to amend the calculation of the Secured Net Leverage Ratio beginning January 1, 2017 to December 31, 2018, among other provisions. The CS Amendment raised the maximum Secured Net Leverage Ratio required of us to remain in compliance, and also changed the calculation of compliance for specified periods.

After giving effect to the CS Amendment, the maximum Secured Net Leverage Ratio permitted under the CS Agreement, as determined based on 12 month trailing Consolidated EBITDA and as defined in the CS Agreement, follows:

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

•

Through December 31, 2018, we are allowed to incur Permitted Additional Debt, as defined in the CS Agreement, as long as our Total Leverage Ratio, adjusted for the Permitted Additional Debt, is below 4.50 to 1.00. After December 31, 2018, we may incur Permitted Additional Debt, as long as our Total Leverage Ratio, adjusted for the Permitted Additional Debt, is below 5.50 to 1.00.

Prior to the CS Amendment, interest under the Term Loan Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%. The effective interest rate on the Term Loan Facility was 7.69% as of March 31, 2017. Following the CS Amendment, interest under the Term Loan Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. Interest under the Revolving Credit Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS Amendment. If the CS Amendment was effective as of March 31, 2017, the effective interest rate on the Term Loan Facility would have been 8.73%.

As of March 31, 2017, we had $39.0 million outstanding on the Revolving Credit Facility. In addition, we had $6.5 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation liability insurance as security for the payment of claims. As of March 31, 2017, we had a borrowing capacity under our Revolving Credit Facility of $42.0 million.

ABL Credit Facility

On April 29, 2016, we entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among us, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). As of March 31, 2017, we had $39.0 million outstanding on the ABL Credit Facility and borrowing capacity of $86.0 million.

On April 11, 2017, we executed an amendment to the UBS Agreement with its lender party thereto, which aligned the provisions of the UBS Agreement with the CS Amendment. There were no changes to the USB Agreement that impacts our interest or covenant calculations associated with the ABL Credit Facility. The ABL Credit Facility has a maturity date of April 29, 2021, subject to customary acceleration events and repayment, extension or refinancing. Interest under the ABL Credit Facility accrues, at our option, at a base rate or LIBOR, subject to statutory reserves and a floor of 0%, except that all swingline borrowings will accrue interest based on the base rate, plus an applicable margin determined by the average excess availability under the ABL Credit Facility for the fiscal quarter immediately preceding the date of determination. The applicable margin ranges from 1.75% to 2.25% for LIBOR advances and from 0.75% to 1.25% for base rate advances.

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

Credit Agreement Covenants

In addition to the specific covenants described above, the Credit Agreements contain customary negative covenants, which limit our ability to, among other things, incur additional indebtedness, create liens, make investments, transfer assets and merge or acquire assets, and make restricted payments, including dividends and distributions, and specified payments on other indebtedness. They include customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary Employee Retirement Income Security Act (“ERISA”) events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Agreements also contain customary affirmative covenants and representations and warranties.

Senior Notes

On April 22, 2016, we issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations guaranteed on a senior basis by certain of our subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months. The effective interest rate on the Senior Notes was 12.469% as of March 31, 2017.

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

On April 17, 2017, we launched an offer to exchange the 11.625% Senior Notes due 2023 (the “Initial Notes”) in the aggregate principal amount of $400 million, which are not registered under the Securities Act of 1933, as amended (the “Securities Act”), for a like principal amount of 11.625% Senior Notes due 2023 (the “Exchange Notes”), which have been registered under the Securities Act (the “Exchange Offer.” The Exchange Offer expires on May 17, 2017, unless extended by us. The Exchange Notes are substantially identical to the Initial Notes, except that the Exchange Notes will be registered under the Securities Act and will not be subject to the transfer restrictions and certain registration rights agreement provisions applicable to the Initial Notes.

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

The following table provides a summary of the redemption dates and prices related to the Senior Notes:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

The following table provides a summary of unamortized debt issuance costs and discounts follows (in thousands):

	March 31,	December 31,
	2017	2016

Debt issuance costs	$29,193	$29,146
Debt discounts	24,536	24,536
Total debt issuance costs and discounts	53,729	53,682
Less: Amortization of debt issuance costs and discounts	(6,898)	(4,918)
Total unamortized debt issuance costs and discounts	$46,831	$48,764

Capital Lease Obligations and Other Debt

Our debt from capital lease obligations primarily relates to our corporate office in Brentwood, Tennessee. As of March 31, 2017, this capital lease obligation was $18.5 million. The remainder of our capital lease obligations primarily relate to property and equipment at our hospitals and corporate office. Other debt consists of physician loans and miscellaneous notes payable to banks.

Debt Maturities

The following table provides a summary of our debt maturities for the next five years and thereafter (in thousands):

March 31, 2017

Remainder of 2017	$1,312
2018	7,786
2019	10,144
2020	10,245
2021	10,356
Thereafter	1,326,637
Total debt, excluding unamortized debt issuance costs and discounts	$1,366,480

Noncontrolling Interests and Redeemable Noncontrolling Interests

Our financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that we control. Accordingly, we have recorded noncontrolling interests in the earnings and equity of such entities. Certain of our consolidated subsidiaries have noncontrolling physician ownership interests with redemption features that require us to deliver cash upon the occurrence of certain events outside our control, such as the retirement, death, or disability of a physician-owner. We record the carrying amount of redeemable noncontrolling interests at the greater of: (1) the initial carrying amount increased or decreased for the noncontrolling interests' share of cumulative net income (loss), net of cumulative amounts distributed, if any, or (2) the redemption value. As of March 31, 2017, we had redeemable noncontrolling interests of $6.3 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. In connection with the Spin-off, on April 29, 2016, we entered into two credit agreements, the Senior Credit Facility and the ABL Credit Facility, that subject us to variable interest rates. As of March 31, 2017, we had outstanding principal amount of debt, excluding unamortized debt issuance costs and discounts, of $939.9 million which was subject to variable rates of interest. If the interest rate on our variable rate long-term debt outstanding as of March 31, 2017, after taking into consideration the 1% floor on our Term Loan Facility, was 100 basis points higher for the duration of a three-month period, the additional interest expense impacting net income (loss) would have been $(9.3) million, or $(0.33) per basic and diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

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

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

•

Blue Island, Illinois – Patient Status. On October 9, 2015, our hospital in Blue Island, Illinois received a CID from the Office of the United States Attorney in Chicago, Illinois concerning allegations of upcoding observation and other outpatient services and improperly falsifying inpatient admission orders. The CID requests medical records and documentation concerning status change, from observation to inpatient. We are unable to predict the outcome of this investigation. However, it is reasonably possible that we may incur a loss in connection with this investigation. We are unable to reasonably estimate the amount or range of such reasonably possible loss given that the matter is still at an early stage. Under some circumstances, any losses incurred in connection with an adverse resolution in this investigation could be material. We are fully cooperating with this investigation.

Commercial Litigation and Other Lawsuits

•

Zwick Partners LP and Aparna Rao, Individually and On Behalf of All Others Similarly Situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller and Michael J. Culotta. On September 9, 2016, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against us and certain of our officers. The Amended Complaint purports to be brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of the Company between May 2, 2016 and August 10, 2016 and alleges that we and certain of our officers violated federal securities laws, including Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of our business, operations and compliance policies. Plaintiff filed a Second Amended Complaint on April 17, 2017 adding additional defendants, Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss given that the matter is still at an early stage. Under some circumstances, any losses incurred in connection with adverse outcomes in this matter could be material.

•

Quorum Health Resources, LLC v. Hancock Medical Center. The matter relates to an arbitration claim and counterclaim for breach of contract and negligence arising out of a Management Services Agreement between QHR and the hospital. Arbitration in this case began on April 11, 2016 and concluded on April 22, 2016. On July 28, 2016, the arbitrator returned an Interim Award of $9.4 million in favor of Hancock Medical Center on various claims at issue in the arbitration. Both parties filed a motion for reconsideration of the Interim Award. On January 15, 2017, the arbitrator returned a final award of $12.6 million. The award is subject to a self-insured retention and excess insurance arrangements limiting our liability to $5.0 million. At December 31, 2016, we had a liability of $12.6 million and an insurance receivable of $8.9 million related to this matter. The award was paid in full on February 15, 2017 for $3.8 million.

•

United Tort Claimants v. Quorum Health Resources, LLC (U.S. Bankruptcy Court for the District of New Mexico); Douthitt-Dugger, et al. v. Quorum Health Resources, LLC (Bernalillo County, New Mexico District Court). Plaintiffs in these cases underwent surgical procedures at Gerald Champion Regional Medical Center in New Mexico that they contend were experimental and performed by an unqualified doctor. Their lawsuits, originally filed on June 11, 2010, against the doctors, QHR and the hospital are pending in state court and in federal bankruptcy court in New Mexico. Subject to an adverse result in the insurance coverage litigation referenced below, in 2012, QHR resolved plaintiffs’ claims for QHR’s liability exceeding insurance limits, and for liability not covered by insurance, for $5.1 million. Litigation of plaintiffs’ claims against QHR has continued, and the trial of the claims of most of the plaintiffs is proceeding in phases in a bankruptcy court bench trial. During the liability phase, on December 23, 2016, the federal bankruptcy court in New Mexico ruled that QHR was 16.5% at fault for plaintiffs’ injuries. The final phase, to determine plaintiffs’ damages and QHR offsets, is likely to be tried later in 2017. The New Mexico state court has set March 8, 2018 as the trial date for plaintiffs’ claims against QHR. QHR is vigorously defending the actions. QHR’s insurer Lexington Insurance Company is providing a defense in these cases, subject to a reservation of rights. Lexington has sued QHR in Williamson County, Tennessee seeking a declaration that plaintiffs’ claims and the cost of defending QHR are not covered by Lexington. (Lexington Insurance Company v. Quorum Health Resources, LLC, et al. (Williamson County, Tennessee Chancery Court)). No trial date has been set for Lexington’s claim against QHR to nullify insurance coverage, which QHR also is vigorously defending.

Corporate Integrity Agreement

On August 4, 2014, CHS became subject to the terms of a five-year Corporate Integrity Agreement (“CIA”) with the OIG arising from a civil settlement with the U.S. Department of Justice, other federal agencies and identified relators that concluded previously announced investigations and litigation related to short stay admissions through emergency departments at certain of their affiliated hospitals. The OIG has required us to be bound by the same terms of the CHS CIA commencing on the date of the Spin-off and applying to us for the remainder of the five-year compliance term required of CHS, which terminates on August 4, 2019.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in the 2016 Annual Report on From 10-K.

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
Michael J. Culotta
Executive Vice President and
Chief Financial Officer
(principal financial officer and principal accounting officer)

By:	/s/ Stan E. Hunt
Stanley E. Hunt
Senior Vice President and Corporate Controller

Date: May 15, 2017

Index to Exhibits

No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensation plan or arrangement.