Form 10-Q
period 2017-06-30
Quorum Health Corp
filed 2017-08-09
CIK 1650445

fSep2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number    001-37550

QUORUM HEALTH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-4725208
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1573 Mallory Lane Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip code)

(615) 221-1400

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

As of August 4, 2017, there were 30,297,524 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

QUORUM HEALTH CORPORATION

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Earnings per Share and Shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Operating revenues, net of contractual allowances and discounts	$585,215	$598,163	$1,173,160	$1,212,647
Provision for bad debts	55,069	68,426	115,374	133,359
Net operating revenues	530,146	529,737	1,057,786	1,079,288
Operating costs and expenses:
Salaries and benefits	265,309	264,886	529,911	521,748
Supplies	64,112	64,136	127,934	127,797
Other operating expenses	157,613	163,185	321,037	327,648
Depreciation and amortization	20,586	31,463	42,706	62,620
Rent	12,152	12,545	24,254	25,094
Electronic health records incentives earned	(1,777)	(4,247)	(4,229)	(8,455)
Legal, professional and settlement costs	3,934	5,447	4,469	5,688
Impairment of long-lived assets and goodwill	12,900	250,400	16,200	250,400
Loss (gain) on sale of hospitals, net	(4,321)	—	(5,191)	—
Transaction costs related to the Spin-off	—	1,177	31	4,912
Total operating costs and expenses	530,508	788,992	1,057,122	1,317,452
Income (loss) from operations	(362)	(259,255)	664	(238,164)
Interest expense, net	30,458	29,276	57,988	56,728
Income (loss) before income taxes	(30,820)	(288,531)	(57,324)	(294,892)
Provision for (benefit from) income taxes	(245)	(44,565)	456	(46,239)
Net income (loss)	(30,575)	(243,966)	(57,780)	(248,653)
Less: Net income (loss) attributable to noncontrolling interests	55	1,095	411	1,410
Net income (loss) attributable to Quorum Health Corporation	$(30,630)	$(245,061)	$(58,191)	$(250,063)

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(1.09)	$(8.63)	$(2.08)	$(8.80)
Weighted-average shares outstanding:
Basic and diluted	28,145,215	28,412,720	27,977,738	28,412,389

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income (loss)	$(30,575)	$(243,966)	$(57,780)	$(248,653)
Amortization and recognition of unrecognized pension cost components, net of income taxes	120	(3,810)	242	(3,810)
Comprehensive income (loss)	(30,455)	(247,776)	(57,538)	(252,463)
Less: Comprehensive income (loss) attributable to noncontrolling interests	55	1,095	411	1,410
Comprehensive income (loss) attributable to Quorum Health Corporation	$(30,510)	$(248,871)	$(57,949)	$(253,873)

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(In Thousands, Except Par Value per Share and Shares)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$22,405	$25,455
Patient accounts receivable, net of allowance for doubtful accounts of $340,197 and $360,796 at June 30, 2017 and December 31, 2016, respectively	409,217	380,685
Inventories	54,269	58,124
Prepaid expenses	27,641	23,028
Due from third-party payors	97,172	116,235
Current assets of hospitals held for sale	5,813	1,502
Other current assets	48,329	57,942
Total current assets	664,846	662,971
Property and equipment, at cost	1,436,407	1,519,975
Less: Accumulated depreciation and amortization	(724,929)	(786,075)
Total property and equipment, net	711,478	733,900
Goodwill	409,781	416,833
Intangible assets, net	77,694	84,982
Long-term assets of hospitals held for sale	14,381	6,851
Other long-term assets	109,321	88,833
Total assets	$1,987,501	$1,994,370
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,649	$5,683
Accounts payable	170,862	169,684
Accrued liabilities:
Accrued salaries and benefits	94,381	98,803
Accrued interest	10,142	19,915
Due to third-party payors	38,881	42,537
Current liabilities of hospitals held for sale	1,391	492
Other current liabilities	47,163	53,268
Total current liabilities	364,469	390,382
Long-term debt	1,284,721	1,241,142
Deferred income tax liabilities, net	31,729	31,474
Other long-term liabilities	141,756	108,996
Total liabilities	1,822,675	1,771,994
Redeemable noncontrolling interests	5,614	6,807
Equity:
Quorum Health Corporation stockholders' equity:
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value per share, 300,000,000 shares authorized; 30,297,524 shares issued and outstanding at June 30, 2017, and 29,482,050 shares issued and outstanding at December 31, 2016	3	3
Additional paid-in capital	541,774	537,911
Accumulated other comprehensive income (loss)	(2,518)	(2,760)
Accumulated deficit	(392,217)	(334,026)
Total Quorum Health Corporation stockholders' equity	147,042	201,128
Nonredeemable noncontrolling interests	12,170	14,441
Total equity	159,212	215,569
Total liabilities and equity	$1,987,501	$1,994,370

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF EQUITY

For the Six Months Ended June 30, 2017

(In Thousands, Except Shares)

		Quorum Health Corporation Stockholders' Equity
					Accumulated
	Redeemable			Additional	Other			Nonredeemable
	Noncontrolling	Common Stock		Paid-in	Comprehensive	Accumulated	Parent's	Noncontrolling	Total
	Interests	Shares	Amount	Capital	Income (loss)	Deficit	Equity	Interests	Equity

Balance at December 31, 2016	$6,807	29,482,050	$3	$537,911	$(2,760)	$(334,026)	$—	$14,441	$215,569
Comprehensive income (loss)	(1,127)	—	—	—	242	(58,191)	—	1,538	(56,411)
Stock-based compensation expense	—	1,033,324	—	5,328	—	—	—	—	5,328
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(217,850)	—	(1,489)	—	—	—	—	(1,489)
Cash distributions to noncontrolling investors	(42)	—	—	—	—	—	—	(3,809)	(3,809)
Adjustments to redemption values of redeemable noncontrolling interests investments	(24)	—	—	24	—	—	—	—	24
Balance at June 30, 2017	$5,614	30,297,524	$3	$541,774	$(2,518)	$(392,217)	$—	$12,170	$159,212

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF EQUITY

For the Six Months Ended June 30, 2016

(In Thousands, Except Shares)

		Quorum Health Corporation Stockholders' Equity
					Accumulated
	Redeemable			Additional	Other			Nonredeemable
	Noncontrolling	Common Stock		Paid-in	Comprehensive	Accumulated	Parent's	Noncontrolling	Total
	Interests	Shares	Amount	Capital	Income (loss)	Deficit	Equity	Interests	Equity

Balance at December 31, 2015	$8,958	—	$—	$—	$—	$—	$3,184	$12,759	$15,943
Comprehensive income (loss)	(296)	—	—	—	(3,810)	(234,951)	(15,112)	1,706	(252,167)
Transfers to Parent (prior to Spin-off)	—	—	—	—	—	—	15,112	—	15,112
Change in equity related to the Spin-off	—	28,412,054	3	518,518	—	—	(3,137)	—	515,384
Stock-based compensation expense	—	1,078,005	—	1,897	—	—	—	—	1,897
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(812)	—	(28)	—	—	—	—	(28)
Cash distributions to noncontrolling investors	(255)	—	—	—	—	—	—	(2,392)	(2,392)
Purchases of shares from noncontrolling investors	(31)	—	—	—	—	—	19	—	19
Adjustments to redemption values of redeemable noncontrolling interests investments	117	—	—	(51)	—	—	(66)	—	(117)
Noncontrolling interest in acquired entity	(133)	—	—	—	—	—	—	—	—
Balance at June 30, 2016	$8,360	29,489,247	$3	$520,336	$(3,810)	$(234,951)	$—	$12,073	$293,651

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Cash flows from operating activities:
Net income (loss)	$(30,575)	$(243,966)	$(57,780)	$(248,653)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,586	31,463	42,706	62,620
Non-cash interest expense	700	729	1,430	729
Provision for (benefit from) deferred income taxes	(346)	(47,451)	255	(47,451)
Stock-based compensation expense	2,531	1,897	5,328	1,897
Impairment of long-lived assets and goodwill	12,900	250,400	16,200	250,400
Loss (gain) on sale of hospitals, net	(4,321)	—	(5,191)	—
Changes in reserves for self-insurance claims, net of payments	7,042	8,901	11,254	16,891
Changes in reserves for legal, professional and settlement costs, net of payments	—	4,642	(3,651)	4,642
Other non-cash expense (income), net	47	(33)	5	(587)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Patient accounts receivable, net	(13,186)	4,911	(30,349)	(7,211)
Due from and due to third-party payors, net	4,366	(6,538)	15,407	5,355
Inventories, prepaid expenses and other current assets	8,942	5,103	(7,732)	2,277
Accounts payable and accrued liabilities	(36,773)	36,072	1,292	29,129
Long-term assets and liabilities, net	606	(9,334)	1,871	(8,845)
Net cash provided by (used in) operating activities	(27,481)	36,796	(8,955)	61,193

Cash flows from investing activities:
Capital expenditures for property and equipment	(15,925)	(20,367)	(39,142)	(33,207)
Capital expenditures for software	(1,663)	(1,278)	(3,169)	(3,804)
Acquisitions, net of cash acquired	(1,887)	—	(1,887)	—
Proceeds from the sale of hospitals	15,874	—	20,156	—
Other investing activities	—	492	—	1,402
Net cash provided by (used in) investing activities	(3,601)	(21,153)	(24,042)	(35,609)

Cash flows from financing activities:
Borrowings (repayments) of revolving credit facilities, net	(28,000)	—	50,000	—
Borrowings of long-term debt	72	1,255,500	72	1,255,520
Repayments of long-term debt	(4,738)	(3,188)	(11,847)	(4,277)
Increase (decrease) in Due to Parent, net	—	31,669	—	25,183
Payments of debt issuance costs	(2,891)	(28,003)	(2,938)	(28,003)
Cash paid to Parent related to the Spin-off	—	(1,217,336)	—	(1,217,336)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	(461)	27	(1,489)	27
Cash distributions to noncontrolling investors	(37)	(163)	(3,851)	(2,647)
Purchases of shares from noncontrolling investors	—	—	—	(12)
Net cash provided by (used in) financing activities	(36,055)	38,506	29,947	28,455

Net change in cash and cash equivalents	(67,137)	54,149	(3,050)	54,039
Cash and cash equivalents at beginning of period	89,542	996	25,455	1,106
Cash and cash equivalents at end of period	$22,405	$55,145	$22,405	$55,145

Supplemental cash flow information:
Interest payments, net	$51,104	$8,894	$66,572	$36,347
Income tax payments, net of refunds (after the Spin-off)	28	34	28	34
Non-cash purchases of property and equipment under capital lease obligations	54	3,097	54	5,120

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS AND SPIN-OFF

Description of the Business

The principal business of Quorum Health Corporation, a Delaware corporation, and its subsidiaries (collectively, “QHC” or the “Company”) is to provide hospital and outpatient healthcare services in its markets across the United States. As of June 30, 2017, the Company owned or leased a diversified portfolio of 34 hospitals in rural and mid-sized markets, which are located in 16 states and have a total of 3,168 licensed beds. The Company provides outpatient healthcare services through its hospitals and affiliated facilities, including urgent care centers, diagnostic and imaging centers, physician clinics and surgery centers. The Company’s wholly-owned subsidiary, Quorum Health Resources, LLC (“QHR”), provides management advisory and healthcare consulting services to non-affiliated hospitals located throughout the United States. Over 95% of the Company’s net operating revenues are attributable to its hospital operations business.

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

The Company’s financial statements have been prepared under the assumption that it will continue as a going concern. The Company has limited stand-alone operating history and has experienced net losses in each of the quarters subsequent to the Spin-off from CHS. On December 31, 2016, the Company adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements — Going Concern, which requires management to evaluate if there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern. As a result of adopting ASU No. 2014-15, management was required to evaluate the Company’s ability to comply with the Secured Net Leverage Ratio under its Senior Credit Facility for one year following the issuance of the financial statements for the six month period ended June 30, 2017. Although the Company was in compliance with its financial covenants as of June 30, 2017, the new standard requires management to base its evaluation about the ability to continue to comply with those covenants on results and events considered “probable” of occurring considering historical results, implemented plans, and executed agreements as of the date the financial statements are issued. In light of (i) the Company’s historical net operating results; (ii) delays in the approval by Centers for Medicare & Medicaid Services (“CMS”) of the California Hospital Quality Assurance Fee (“HQAF”) program for the 2017 to 2019 program period, which impacts the Company due to the inability to recognize any earned revenues until CMS approval of the program has been issued; and (iii) the amount of net operating losses from hospitals the Company intends to divest, management amended certain provisions of its Senior Credit Facility.

On April 11, 2017, the Company executed an agreement with its Senior Credit Facility lenders to amend certain provisions of its Senior Credit Facility (the “CS Amendment”) to, among other things, raise the maximum Secured Net Leverage Ratio (as defined in the credit agreement (the “CS Agreement”), among the Company, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent) to 4.75x from 4.25x for the period July 1, 2017 to December 31, 2018 (which was previously 4.25x for the period July 1, 2017 to June 30, 2018), at which point it drops to 4.00x for the remainder of the agreement. The CS Amendment also provides for additional Consolidated EBITDA add-backs under the covenant calculation for certain items. For additional information related to the CS Amendment, see Note 7 — Long-term Debt. Management has concluded that the CS Amendment alleviates any substantial doubt about its ability to continue as a going concern for the one year period following the issuance of its financial statements for the six month period ended June 30, 2017. The Company is actively engaged in initiatives to divest underperforming hospitals and outpatient facilities, for which proceeds will be used to pay down the Company’s term loan under its credit facility.

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

Revenues and Accounts Receivable

Revenue Recognition

The Company recognizes revenues from patient services at its hospitals and affiliated outpatient facilities in the period services are performed and reports these revenues at the net realizable amount expected to be collected from patients and third-party payors. Billings and collections are outsourced to CHS under the transition services agreements that were entered into in connection with the Spin-off. See Note 16 — Related Party Transactions for additional information on these agreements.

The amounts collected for patient services are generally less than established billing rates, or standard billing charges, due to contractual agreements with third-party payors, governmental programs that require reduced billing rates, discounts offered as incentives for payment, and a portion related to bad debts. The Company recognizes revenues related to its QHR business when management advisory and consulting services are provided and reports these revenues at the net realizable amount expected to be collected from the non-affiliated hospital clients.

The following table provides a summary of the components of net operating revenues, before the provision for bad debts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Operating revenues	$3,023,793	$3,042,786	$6,092,116	$6,123,439
Less: Contractual allowances	(2,336,287)	(2,335,554)	(4,707,578)	(4,696,589)
Less: Discounts	(102,291)	(109,069)	(211,378)	(214,203)
Total net operating revenues, before the provision for bad debts	$585,215	$598,163	$1,173,160	$1,212,647

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

The following tables provide a summary of net operating revenues, before the provision for bad debts, by payor source (dollars in thousands):

	Three Months Ended June 30,
	2017		2016
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$160,167	27.4%	$167,549	28.0%
Medicaid	107,341	18.3%	113,283	18.9%
Managed care and commercial plans	238,448	40.7%	230,595	38.6%
Self-pay	55,310	9.5%	59,171	9.9%
Non-patient	23,949	4.1%	27,565	4.6%
Total net operating revenues, before the provision for bad debts	$585,215	100.0%	$598,163	100.0%

	Six Months Ended June 30,
	2017		2016
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$335,460	28.6%	$343,083	28.3%
Medicaid	204,010	17.4%	216,351	17.8%
Managed care and commercial plans	470,005	40.0%	474,879	39.2%
Self-pay	114,390	9.8%	123,925	10.2%
Non-patient	49,295	4.2%	54,409	4.5%
Total net operating revenues, before the provision for bad debts	$1,173,160	100.0%	$1,212,647	100.0%

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

Third-Party Program Reimbursements

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans are estimated and recorded in the period the related services are performed and are adjusted in future periods, as needed, until the final cost report settlements are determined. Previous program reimbursements and final cost report settlements are included in due from and due to third-party payors in the consolidated and combined balance sheets. Previously, these amounts were a component of other current assets and other current liabilities in the consolidated and combined balance sheets. Contractual allowance adjustments related to previous program reimbursements and final cost report settlements favorably (unfavorably) impacted net operating revenues $1.4 million and $(2.5) million during the three months ended June 30, 2017 and 2016, respectively, and less than $(0.1) million and $(4.4) million during the six months ended June 30, 2017 and 2016, respectively.

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

The following table provides a summary of the components of amounts due from and due to third-party payors (in thousands):

	June 30,	December 31,
	2017	2016

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$22,182	$23,876
State supplemental payment programs	74,990	92,359
Total amounts due from third-party payors	$97,172	$116,235

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$31,535	$33,366
State supplemental payment programs	7,346	9,171
Total amounts due to third-party payors	$38,881	$42,537

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

The following table provides a summary of the portion of Medicaid reimbursements attributable to state supplemental payment programs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Medicaid revenues	$46,381	$55,105	$91,678	$107,320
Provider taxes and other expenses	17,230	18,604	34,123	38,030
Reimbursements attributable to state supplemental payment programs, net of expenses	$29,151	$36,501	$57,555	$69,290

The California Department of Health Care Services implemented the HQAF program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients. Under the most recent phase of the program, covering the period January 2014 through December 2016, the Company recognized $11.3 million of Medicaid revenues and $2.7 million of provider taxes for the three months ended June 30, 2016 and $22.3 million of Medicaid revenues and $5.4 million of provider taxes for the six months ended June 30, 2016. The current program expired on December 31, 2016 and CMS has not approved a new program. Consistent with the first four phases of the HQAF program, the Company is not recognizing revenues under the pending program in 2017 or thereafter until CMS completes the approval process.

Charity Care

In the ordinary course of business, the Company provides services to patients who are financially unable to pay for hospital care. The related charges for those patients who are financially unable to pay that otherwise do not qualify for reimbursement from a governmental program are classified as charity care. The Company determines amounts that qualify for charity care primarily based on the patient’s household income relative to the poverty level guidelines established by the federal government. The Company’s policy is to not pursue collections for such amounts; therefore, the related charges are recorded in operating revenues at the standard billing rates and fully offset in contractual allowances in the same period. The gross amounts of charity care revenues were $7.5 million and $7.0 million for the three months ended June 30, 2017 and 2016, respectively, and $20.0 million and $14.8 million for the six months ended June 30, 2017 and 2016, respectively.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Accounts Receivable and Allowance for Doubtful Accounts

Substantially all of the Company’s receivables are related to providing healthcare services to patients at its hospitals and affiliated outpatient facilities.

The following table provides a summary of the components of patient accounts receivable, before contractual allowances, discounts and allowance for doubtful accounts (dollars in thousands):

	June 30, 2017		December 31, 2016
	$ Amount	% of Total	$ Amount	% of Total

Third-parties	$2,119,455	77.3%	$1,930,103	74.6%
Self-pay	621,630	22.7%	656,373	25.4%
Total patient accounts receivable, gross	$2,741,085	100.0%	$2,586,476	100.0%

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

The following table provides a summary of the changes in the allowance for doubtful accounts (in thousands):

Six Months Ended
June 30, 2017

Balance at beginning of period	$360,796
Provision for bad debts	115,374
Amounts written off, net of recoveries	(135,973)
Balance at end of period	$340,197

Collections are impacted by the economic ability of patients to pay, the effectiveness of CHS’ billing and collection efforts, including their current policies on collections, and the ability of the Company to further attempt collection efforts. Billings and collections are outsourced to CHS under the transition services agreements that were established with the Spin-off. See Note 16 — Related Party Transactions for additional information on these agreements. Significant changes in payor mix, centralized business office operations, including the CHS shared service centers’ efforts in collecting the Company’s accounts receivable, economic conditions or trends in federal and state governmental healthcare coverage, among others, could affect the Company’s estimates of accounts receivable collectability. The Company also continually reviews its overall allowance adequacy by monitoring historical cash collections as a percentage of trailing net operating revenues after the provision for bad debts, as well as by analyzing current period net operating revenues and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables, and the impact of recent acquisitions and divestitures.

Concentration of Credit Risk

The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s hospitals and affiliated facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s markets and non-governmental third-party payors, Medicare represents a significant concentration of credit risk from payors. Accounts receivable, net of contractual allowances, from Medicare were $73.4 million and $72.6 million, or 9.8% and 9.8% of total patient accounts receivable, net as of June 30, 2017 and December 31, 2016, respectively. Additionally, due to fiscal problems in the state of Illinois, the Company believes Illinois Medicaid represents a concentration of credit risk. The Company’s accounts receivable, net of contractual allowances, from Illinois Medicaid were $47.6 million and $34.8 million, or 6.4% and 4.7% of total patient accounts receivable, net as of June 30, 2017 and December 31, 2016, respectively. The Company’s state supplemental program receivables from Illinois Medicaid were $18.1 million and $16.6 million, or 18.6% and 14.3% of total due from third-party payors, as of June 30, 2017 and December 31, 2016, respectively.

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

The following table provides a summary of the states in which the Company generated more than 5% of total net patient revenues, before the provision for bad debts, as determined in each period (dollars in thousands):

	Number of	Six Months Ended June 30,
	Hospitals at	2017		2016
	June 30, 2017	$ Amount	% of Total	$ Amount	% of Total

Illinois	9	$414,132	36.8%	$399,049	34.5%
Oregon	1	106,514	9.5%	104,810	9.0%
Georgia	2	88,276	7.9%	107,469	9.3%
California	2	81,238	7.2%	101,562	8.8%
Kentucky	3	61,443	5.5%	59,375	5.1%

Other Operating Expenses

The following table provides a summary of the major components of other operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Purchased services	$43,843	$44,636	$89,439	$90,120
Taxes and insurance	33,610	34,261	67,853	69,567
Medical specialist fees	28,888	25,182	57,351	49,532
Transition services agreements and allocations from Parent	15,986	17,841	32,268	34,098
Repairs and maintenance	9,759	10,730	21,202	21,966
Utilities	6,727	7,001	13,392	14,156
Management fees from Parent	—	2,966	—	11,792
Other miscellaneous operating expenses	18,800	20,568	39,532	36,417
Total other operating expenses	$157,613	$163,185	$321,037	$327,648

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

General and Administrative Costs

Substantially all of the Company’s operating costs and expenses are “cost of revenues” items. Operating expenses that could be classified as general and administrative by the Company are costs related to corporate office functions, including, but not limited to tax, treasury, audit, risk management, legal, investor relations and human resources. These costs are primarily salaries and benefits expenses associated with these corporate office functions. General and administrative costs of the Company were $14.5 million and $11.7 million during the three months ended June 30, 2017 and 2016, respectively, and $30.1 million and $23.7 million during the six

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

months ended June 30, 2017 and 2016, respectively. Prior to the Spin-off, the majority of these costs were allocations from CHS. See Note 16 — Related Party Transactions for additional information on the allocated costs from CHS.

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

The following table provides a summary of activity related to EHR incentives (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Electronic health records incentives receivable at beginning of period	$5,578	$5,885	$4,189	$11,227
Electronic health records incentives earned	1,777	608	4,229	4,816
Cash incentive payments received	(4,624)	(5,124)	(5,466)	(12,749)
Adjustments to receivable based on final cost report settlement or audit	(475)	604	(696)	(1,321)
Electronic health records incentives receivable at end of period	$2,256	$1,973	$2,256	$1,973

Deferred revenue related to electronic health records incentives at beginning of period	$—	$(4,693)	$—	$—
Cash received and deferred during period	(256)	—	(256)	(4,693)
Recognition of deferred incentives as earned	—	3,639	—	3,639
Deferred revenue related to electronic health records incentives at end of period	$(256)	$(1,054)	$(256)	$(1,054)

Total electronic health records incentives earned during period	$1,777	$4,247	$4,229	$8,455
Total cash incentive payments received during period	4,880	5,124	5,722	17,442

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Legal, Professional and Settlement Costs

Legal, professional and settlement costs in the consolidated and combined statements of income primarily include legal costs and related settlements, if any, related to regulatory claims, government investigations into reimbursement payments and claims associated with QHR’s hospital management contracts. Professional costs include legal costs for investigations, data gathering and analysis associated with investigation projects approved by the Company’s Board of Directors (the “Board”).

Loss (Gain) on Sale of Hospitals, Net

Loss (gain) on sale of hospitals, net is the loss (gain) related to the Company’s divestiture of hospitals and their related outpatient facilities. It is calculated as the difference between the cash received from the sale and the carrying value of the associated net assets at the date of sale, less certain incremental direct selling costs.

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

See Note 3 — Impairment of Long-Lived Assets and Goodwill for additional information related to impairment charges recorded in the condensed consolidated and combined statements of income for the six months ended June 30, 2017 and the year ended December 31, 2016.

Other Long-Term Assets

Other long-term assets consists of the long-term portion of the receivables from CHS related to professional and general liability and workers’ compensation liability insurance reserves that were indemnified by CHS in connection with the Spin-off, as well as deferred compensation plan assets, deposits, investments in unconsolidated subsidiaries and other miscellaneous long-term assets.

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

Professional and General Liability and Workers’ Compensation Liability Insurance Reserves

As part of the business of owning and operating hospitals, the Company is subject to legal actions alleging liability on its part. To mitigate a portion of this risk, the Company maintains insurance exceeding a self-insured retention level for these types of claims. The Company’s self-insurance reserves reflect the current estimate of all outstanding losses, including incurred but not reported losses, based on actuarial calculations as of period end. The loss estimates included in the actuarial calculations may change in the future based on updated facts and circumstances. The Company’s insurance expense includes the actuarially determined estimate of losses for the current year, including claims incurred but not reported, the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections, the insurance premiums for losses in excess of the Company’s self-insured retention levels, the administrative costs of the insurance programs, and interest expense related to the discounted portion of the liability. The Company’s reserves for professional and general liability and workers’ compensation claims are based on semi-annual actuarial calculations, which are discounted to present value and consider historical claims data, demographic factors, severity factors and other actuarial assumptions. The reserves for self-insured claims are discounted based on the Company’s risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

See Note 17 — Commitments and Contingencies for information related to the portion of the Company’s insurance reserves for workers’ compensation liability and professional and general liability that are indemnified by CHS and the related accounting treatment and presentation in the consolidated and combined financial statements.

Self-Insured Employee Health Benefits

The Company is self-insured for substantially all of the medical benefits of its employees. The Company maintains a liability for its current estimate of incurred but not reported employee health claims based on historical claims data provided by third-party administrators. The undiscounted reserve for self-insured employee health benefits was $9.4 million and $11.0 million as of June 30, 2017 and December 31, 2016, respectively and is included in accrued salaries and benefits in the consolidated and combined balance sheets. Expense each period is based on the actual claims received during the period plus any adjustment to the liability.

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

Redeemable and Non-Redeemable Noncontrolling Interests

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

Assets and Liabilities of Hospitals Held for Sale

The Company reports separately from other assets on the consolidated and combined balance sheet those assets that meet the criteria for classification as held for sale. Generally, assets that meet the criteria include those for which the carrying amount will be settled principally through a sale transaction rather than through continuing use. The asset must be available for immediate sale in its present condition, subject to usual or customary terms, and the sale must be probable to occur in the next 12 months. Similarly, the liabilities of a disposal group are classified as held for sale upon meeting these criteria. Immediately following classification as held for sale, the Company remeasures these assets and liabilities and adjusts the value to the lesser of the carrying amount or fair value

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

less costs to sell. The assets and liabilities classified as held for sale are no longer depreciated or amortized into expense. The carrying value of assets classified as held for sale are reported net of impairment charges in the consolidated and combined balance sheets.

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

Following the Spin-off, the Company accounts for stock-based compensation in accordance with Accounting Standards Codification Topic 718, “Compensation — Stock Compensation.” Under the fair value recognition provisions of this standard, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service periods. Determining the fair value of stock-based awards at the grant date requires the exercise of judgment, including the number of stock-based awards that are expected to be forfeited. If actual forfeitures differ from the Company’s estimates, stock-based compensation expense and the Company’s results of operations would be impacted

See Note 14 — Stock-Based Compensation for additional information related to stock-based compensation.

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

Segment Reporting

The principal business of the Company is to provide healthcare services at its hospitals and outpatient facilities. The Company’s only other line of business is the hospital management advisory and consulting services it provides through QHR. The Company has determined that its hospital operations business meets the criteria for separate segment reporting. The financial information for QHR’s business does not meet the quantitative thresholds for separate segment reporting, and therefore has been combined with the Company’s corporate functions into the all other reportable segment. See Note 13 — Segments.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides for a single comprehensive principles-based model for the recognition of revenue across all industries using a five-step model to recognize revenue from customer contracts. The new standard significantly expands disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows as well as certain additional quantitative and qualitative disclosures. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016, and permits the use of either a full or modified retrospective approach upon adoption. In preparation for adoption of the ASU, the Company has established an implementation team that is evaluating the current impact the new standard will have on its revenue recognition policies, procedures, financial position, results of operations, cash flows, financial disclosures and control framework. Specifically, the Company is quantifying the impact on its results of operations, financial position and cash flows in order to determine which method, either full or modified retrospective, to use upon adoption. The Company is using a program management approach for the various revenue streams to accomplish the revenue, financial reporting and organizational impact analysis according to project milestones to ensure a systematic and timely process that will allow consideration of impact findings in the selection and implementation of a transition method. The Company cannot reasonably estimate at this time the quantitative impact that the adoption of this accounting standard will have on its consolidated financial statements. The Company notes that industry guidance continues to develop and that further guidance regarding third-party reimbursements and other reimbursement programs unique to the healthcare industry may be issued in later 2017, which may impact our evaluation. In addition to new and expanded disclosures, the Company anticipates that the most significant impact will be to the presentation of the income statement, as the provision for doubtful accounts will be recorded as a direct reduction to revenues and will not be presented as a separate line item.

NOTE 3 – IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

2017 Impairments

During the three months ended June 30, 2017, the Company evaluated the fair value of hospitals classified as held for sale and evaluated other hospitals for divestiture. In connection with this evaluation, the Company recognized $12.9 million of impairment to property and equipment during the three months ended June 30, 2017.

During the three months ended March 31, 2017, management made a decision to classify certain additional hospitals as held for sale. In connection with this decision, the Company evaluated the estimated relative fair value of the hospitals classified as held for sale in relation to the overall fair value of the hospital operations reporting unit utilizing a September 30, 2016 measurement date, which was the measurement date of the Company’s most recent annual goodwill impairment analysis. As a result, the Company recognized long-lived asset and goodwill impairment of $3.3 million during the three months ended March 31, 2017, which consisted of $1.1 million of property and equipment, $0.8 million of capitalized software costs and $1.4 million of goodwill impairment.

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

NOTE 4 –DIVESTITURES

Trinity Hospital of Augusta

On June 30, 2017, the Company sold 231-bed Trinity Hospital of Augusta, and its affiliated outpatient facilities (“Trinity”), located in Augusta, Georgia, for $15.9 million. For the three months ended June 30, 2017 and 2016, the Company’s operating results included pre-tax losses of $5.0 million and $3.6 million, respectively, related to Trinity, and pre-tax losses of $7.4 million and $5.9 million for the six months ended June 30, 2017 and 2016, respectively. In addition to the above, the Company recorded a $5.0 million gain on the sale in the three months ended June 30, 2017. The Company also recorded $33.9 million of impairment to property, equipment and capitalized software costs of Trinity during the year ended December 31, 2016.

Sunbury Community Hospital and Lock Haven Hospital

On June 7, 2017, the Company announced that it had entered into a definitive agreement to sell 70-bed Sunbury Community Hospital, located in Sunbury Pennsylvania, and 47-bed Lock Haven Hospital, located in Lock Haven, Pennsylvania. The definitive agreement covers both hospitals and their affiliated outpatient facilities. The Company currently anticipates completing the sale of these hospitals in the third quarter of 2017.

McKenzie Regional Hospital and Henderson County Hospital

On May 12, 2017, the Company announced that it had entered into a definitive agreement to sell 45-bed McKenzie Regional Hospital, located in McKenzie, Tennessee, and 45-bed Henderson County Community Hospital, located in Lexington, Tennessee. The

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

definitive agreement covers both hospitals and their affiliated outpatient facilities. The Company currently anticipates completing the sale of these hospitals in the third quarter of 2017.

Cherokee Medical Center

On March 31, 2017, the Company sold 60-bed Cherokee Medical Center and its affiliated outpatient facilities (“Cherokee”), located in Centre, Alabama, for $4.3 million. For the three months ended June 30, 2017 and 2016, the Company’s operating results included pre-tax losses of $0.1 million and $1.0 million, respectively, related to Cherokee, and pre-tax losses of $1.0 million and $2.7 million for the six months ended June 30, 2017 and 2016, respectively. In addition to the above, the Company recorded a $0.3 million gain on the sale in the six months ended June 30, 2017. The Company also recorded $3.9 million and $2.0 million of impairment to property, equipment and capitalized software costs of Cherokee during the years ended December 31, 2016 and 2015, respectively.

Barrow Regional Medical Center

Effective December 31, 2016, the Company sold 56-bed Barrow Regional Medical Center and its affiliated outpatient facilities (“Barrow”), located in Winder, Georgia, for $6.6 million. For the three months ended June 30, 2017 and 2016, the Company’s operating results included pre-tax losses of $1.6 million and $2.3 million, respectively, related to Barrow and pre-tax losses of $1.0 million and $5.3 million for the six months ended June 30, 2017 and 2016, respectively. In addition to the above, the Company recorded a $1.2 million loss on the sale and $4.0 million of impairment to property, equipment and capitalized software costs of Barrow during the year ended December 31, 2016.

Sandhills Regional Medical Center

Effective December 1, 2016, the Company sold 64-bed Sandhills Regional Medical Center and its affiliated outpatient facilities (“Sandhills”), located in Hamlet, North Carolina, for $7.2 million. For the three months ended June 30, 2017 and 2016, the Company’s operating results included a pre-tax gain (loss) of $1.1 million and $(0.8) million, respectively, related to Sandhills, and $0.4 million and $(1.4) million for the six months ended June 30, 2017 and 2016, respectively. In addition to the above, the Company recorded a $1.0 million loss on the sale and $4.8 million of impairment to property, equipment and capitalized software costs of Sandhills during the year ended December 31, 2016.

NOTE 5 – PROPERTY AND EQUIPMENT

The following table provides a summary of the components of property and equipment (in thousands):

	June 30,	December 31,
	2017	2016

Property and equipment, at cost:
Land and improvements	$76,830	$84,474
Building and improvements	750,697	782,892
Equipment and fixtures	530,652	592,463
Construction in progress	78,228	60,146
Total property and equipment, at cost	1,436,407	1,519,975
Less: Accumulated depreciation and amortization	(724,929)	(786,075)
Total property and equipment, net	$711,478	$733,900

Depreciation expense was $14.8 million and $22.5 million for the three months ended June 30, 2017 and 2016, respectively and $30.5 million and $44.9 million for the six months ended June 30, 2017 and 2016, respectively. See Note 6 — Goodwill and Intangible Assets for a table on amortization expense, which includes amortization of leasehold improvement assets and property and equipment held under capital lease obligations. The total amount of assets held under capital lease obligations, at cost, was $29.2 million and $30.2 million at June 30, 2017 and December 31, 2016, respectively, and $26.5 million and $27.5 million, net of accumulated amortization, at June 30, 2017 and December 31, 2016, respectively.

Purchases of property and equipment accrued in accounts payable were $6.6 million and $15.7 million as of June 30, 2017 and December 31, 2016, respectively.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table provides a summary of changes in goodwill (in thousands):

Six Months Ended
June 30, 2017

Balance at beginning of period	$416,833
Acquisitions	1,202
Divestitures	(4,554)
Reclassification to held-for-sale	(2,332)
Impairment	(1,368)
Balance at end of period	$409,781

Goodwill related to the hospital operations reporting unit was $376.5 million and $383.5 million as of June 30, 2017 and December 31, 2016, respectively. Goodwill related to the hospital management advisory and consulting services reporting unit was $33.3 million at both June 30, 2017 and December 31, 2016. Goodwill related to divestitures related to the sale of Trinity.  See Note 4 — Divestitures for a discussion of the divestiture of the goodwill that was written-off as part of the sale of Trinity.

See Note 3 — Impairment of Long-Lived Assets and Goodwill for a discussion of the goodwill impairment charges recorded by the Company in 2017 and 2016.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Intangible Assets

The following table provides a summary of intangible assets (in thousands):

	June 30,	December 31,
	2017	2016

Finite-lived intangible assets:
Capitalized software costs:
Cost	$165,113	$180,855
Accumulated amortization	(106,811)	(118,391)
Capitalized software costs, net	58,302	62,464
Physician guarantee contracts:
Cost	7,990	11,355
Accumulated amortization	(4,457)	(6,329)
Physician guarantee contracts, net	3,533	5,026
Other finite-lived intangible assets:
Cost	43,883	44,342
Accumulated amortization	(33,707)	(33,059)
Other finite-lived intangible assets, net	10,176	11,283
Total finite-lived intangible assets
Cost	216,986	236,552
Accumulated amortization	(144,975)	(157,779)
Total finite-lived intangible assets, net	$72,011	$78,773

Indefinite-lived intangible assets:
Tradenames	$4,000	$4,000
Medical licenses and other indefinite-lived intangible assets	1,683	2,209
Total indefinite-lived intangible assets	$5,683	$6,209

Total intangible assets:
Cost	$222,669	$242,761
Accumulated amortization	(144,975)	(157,779)
Total intangible assets, net	$77,694	$84,982

As of June 30, 2017, the Company had $3.4 million of capitalized software costs that are currently in the development stage. Amortization of these capitalized costs will begin once the software projects are complete and ready for their intended use.

See Note 3 — Impairment of Long-Lived Assets and Goodwill for a discussion of the intangible asset impairment charges recorded by the Company in 2017 and 2016.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Amortization Expense

The following table provides a summary of the components of amortization expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Amortization of finite-lived intangible assets:
Capitalized software costs	$3,796	$6,730	$8,539	$13,325
Physician guarantee contracts	599	902	1,156	1,613
Other finite-lived intangible assets	556	759	1,126	1,516
Total amortization expense related to finite-lived intangible assets	4,951	8,391	10,821	16,454
Amortization of leasehold improvements and property and equipment assets held under capital lease obligations	882	610	1,338	1,293
Total amortization expense	$5,833	$9,001	$12,159	$17,747

As of June 30, 2017, the weighted-average remaining amortization period of the Company’s intangible assets subject to amortization, except for capitalized software costs and physician guarantee contracts, was approximately 5.0 years.

NOTE 7 – LONG-TERM DEBT

The following table provides a summary of the components of long-term debt (in thousands):

	June 30,	December 31,
	2017	2016

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$—
Term Loan Facility, maturing 2022	857,587	868,419
ABL Credit Facility, maturing 2021	50,000	—
Senior Notes, maturing 2023	400,000	400,000
Unamortized debt issuance costs and discounts	(47,498)	(48,764)
Capital lease obligations	25,000	25,588
Other debt	1,281	1,582
Total debt	1,286,370	1,246,825
Less: Current maturities of long-term debt	(1,649)	(5,683)
Total long-term debt	$1,284,721	$1,241,142

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

The CS Agreement contains customary covenants, including a maximum permitted Secured Net Leverage Ratio, as determined based on 12 month trailing Consolidated EBITDA, as defined in the CS Agreement. On April 11, 2017, the Company executed the CS Amendment with its Senior Credit Facility lenders to amend the calculation of the Secured Net Leverage Ratio beginning January 1, 2017 to December 31, 2018, among other provisions. The CS Amendment raised the maximum Secured Net Leverage Ratio required for the Company to remain in compliance for certain periods, and also changed the calculation of compliance for specified periods As of June 30, 3017 and December 31, 2016, the Company had a Secured Net Leverage Ratio of 3.85 to 1.00 and 3.93 to 1.00, respectively, implying additional borrowing capacity of $154.6 million as of June 30, 2017.

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

Prior to the CS Amendment, interest under the Term Loan Facility accrued, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%. Following the CS Amendment, interest under the Term Loan Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. The effective interest rate on the Term Loan Facility was 8.79% as of June 30, 2017. Interest under the Revolving Credit Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS Amendment.

Borrowings from the Revolving Credit Facility are used for working capital and general corporate purposes. As of June 30, 2017, the Company had no borrowing outstanding under the Revolving Credit Facility and had $10.3 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation liability insurance as security for the payment of claims. As of June 30, 2017, the Company had borrowing capacity under its Revolving Credit Facility of $77.2 million.

ABL Credit Facility

On April 29, 2016, the Company entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among the Company, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). The available borrowings from the ABL Credit Facility, which are based on

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

eligible patient accounts receivable, are used for working capital and general corporate purposes. As of June 30, 2017, the Company had $50.0 million outstanding on the ABL Credit Facility and borrowing capacity of $75.0 million.

On April 11, 2017, the Company executed an amendment to the UBS Agreement with its lender party thereto, which aligned the provisions of the UBS Agreement with the CS Agreement. There were no changes to the UBS Agreement that impact the Company’s current interest or covenant calculations associated with the ABL Credit Facility.

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

Senior Notes

On April 22, 2016, the Company issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations of the Company guaranteed on a senior basis by certain of the Company’s subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months. The effective interest rate on the Senior Notes was 12.48% as of June 30, 2017.

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

On May 17, 2017, the Company exchanged the 11.625% Senior Notes due 2023 (the “Initial Notes”) in the aggregate principal amount of $400 million, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”), for a like principal amount of 11.625% Senior Notes due 2023 (the “Exchange Notes”), which have been registered under the Securities Act (the “Exchange Offer”). The Exchange Notes are substantially identical to the Initial Notes, except that the Exchange Notes are registered under the Securities Act and are not subject to the transfer restrictions and certain registration rights agreement provisions applicable to the Initial Notes.

On and after April 15, 2019, the Company is entitled, at its option, to redeem all or a portion of the Senior Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices specified in the table below, plus accrued and unpaid interest, if any, through the redemption date. The redemption prices are expressed as a percentage of the principal amount on the redemption date. Holders of record on the relevant record date have the right to receive interest due on the relevant interest payment date. In addition, prior to April 15, 2019, the Company may redeem some or all of the Senior Notes at a price equal to 100% of the

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

principal amount thereof, plus accrued and unpaid interest, if any, plus a “make whole” premium, as set forth in the Indenture. The Company is entitled to redeem up to 35% of the aggregate principal amount of the Senior Notes until April 15, 2019 with the net proceeds from certain equity offerings at the redemption price set forth in the Indenture.

The following table provides a summary of the redemption periods and prices related to the Senior Notes:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

The following table provides a summary of unamortized debt issuance costs and discounts (in thousands):

	June 30,	December 31,
	2017	2016

Debt issuance costs	$32,084	$29,146
Debt discounts	24,536	24,536
Total debt issuance costs and discounts	56,620	53,682
Less: Amortization of debt issuance costs and discounts	(9,122)	(4,918)
Total unamortized debt issuance costs and discounts	$47,498	$48,764

Capital Lease Obligations and Other Debt

The Company’s debt arising from capital lease obligations primarily relates to the Company’s corporate office in Brentwood, Tennessee. As of June 30, 2017, this capital lease obligation was $18.3 million. The remainder of the Company’s capital lease obligations primarily relate to property and equipment at its hospitals and corporate office. Other debt consists of physician loans and miscellaneous notes payable to banks.

Debt Maturities

The following table provides a summary of debt maturities for the next five years and thereafter (in thousands):

June 30, 2017

Remainder of 2017	$919
2018	7,820
2019	10,168
2020	10,251
2021	10,356
Thereafter	1,294,354
Total debt, excluding unamortized debt issuance costs and discounts	$1,333,868

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Interest Expense, Net

The following table provides a summary of the components of interest expense, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Senior Credit Facility:
Revolving Credit Facility	$192	$85	$331	$85
Term Loan Facility	16,642	10,432	31,283	10,432
ABL Credit Facility	613	82	869	82
Senior Notes	11,629	8,914	23,255	8,914
Amortization of debt issuance costs and discounts	2,224	1,191	4,204	1,191
All other interest expense (income), net	(842)	(359)	(1,954)	210
Total interest expense, net, from long-term debt	30,458	20,345	57,988	20,914
Due to Parent, net	—	8,931	-	35,814
Total interest expense, net	$30,458	$29,276	$57,988	$56,728

NOTE 8 – OTHER LONG-TERM LIABILITIES

The following table provides a summary of the components of other long-term liabilities (in thousands):

	June 30,	December 31,
	2017	2016

Professional and general liability insurance reserves	$80,005	$74,194
Workers' compensation liability insurance reserves	20,164	17,416
Benefit plan liabilities	36,028	10,722
Deferred rent	3,492	4,001
Other miscellaneous long-term liabilities	2,067	2,663
Total other long-term liabilities	$141,756	$108,996

See Note 17 — Commitments and Contingencies for additional information about the Company’s insurance reserves and Note 15 — Employee Benefit Plans for additional information about the Company’s benefit plan liabilities.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s cash and cash equivalents, patient accounts receivable, amounts due from and due to third-party payors, and accounts payable approximate their fair values due to the short-term maturity of these financial instruments.

The Company recorded impairment charges related to long-lived assets and goodwill during the three and six months ended June 30, 2017 and the year ended December 31, 2016. See Note 3 — Impairment of Long-Lived Assets and Goodwill. The assessment of fair value was based on Level 3 inputs, as the valuation methodologies used to determine impairment were based on internal projections and unobservable inputs. The portion of impairment related to hospital assets held for sale was determined based on Level 2 inputs, as the valuation methodologies used to determine impairment considered letters of intent received on these hospitals.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the carrying amounts and estimated fair values of the Company’s long-term debt (in thousands):

	June 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Revolving Credit Facility	$—	$—	$—	$—
Term Loan Facility	857,587	860,803	868,419	849,427
ABL Credit Facility	50,000	50,000	—	—
Senior Notes	400,000	355,980	400,000	334,720
Other debt	26,281	26,281	27,170	27,170
Total debt, excluding unamortized debt issuance costs and discounts	$1,333,868	$1,293,064	$1,295,589	$1,211,317

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

NOTE 10 – EQUITY

Preferred Stock

In connection with the Spin-off, the Company authorized 100,000,000 shares of preferred stock, par value of $0.0001 per share. No shares have been issued as of June 30, 2017. The Board has the discretion, subject to limitations prescribed by Delaware law and by its amended and restated certificate of incorporation, to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock, when and if issued.

Common Stock

In connection with the Spin-off, the Company authorized 300,000,000 shares of common stock, par value of $0.0001 per share, and issued 28,412,054 shares of common stock on April 29, 2016 to CHS stockholders of record on the Record Date, or April 22, 2016. The common stock began trading on the NYSE on May 2, 2016 under the ticker symbol “QHC.” As of June 30, 2017 and December 31, 2016, the Company had 30,297,524 shares and 29,482,050 shares, respectively, of common stock issued and outstanding.

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

Accumulated Deficit

Accumulated deficit of the Company, as shown on the consolidated and combined balance sheets as of June 30, 2017 and December 31, 2016, represents the Company’s cumulative net losses since the Spin-off date. The cumulative earnings and losses of the Company prior to the Spin-off were included in Due to Parent, net on the consolidated and combined balance sheets.

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

The Company’s effective tax rates were 0.8% and 15.4% for the three months ended June 30, 2017 and 2016, respectively and (0.8)% and 15.7% for the six months ended June 30, 2017 and 2016, respectively. The decrease in the Company’s effective tax rate for the three and six months ended June 30, 2017, when compared to the three and six months ended June 30, 2016, was primarily due to recording a valuation allowance against the deferred tax assets arising from the Company’s pre-tax loss in the 2017 period that are not more likely than not to be recognized.

The Company’s deferred income tax liabilities, net were $31.7 million as of June 30, 2017, compared to $31.5 million as of December 31, 2016, a $0.2 million increase. This increase was primarily due to a deferred tax provision for tax deductible amortization on indefinite-lived intangible assets and goodwill, net of a deferred tax benefit on the impairment of goodwill related to the reclassification of QHC hospitals to assets held for sale in the 2017 period.

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records income tax benefits for all tax years subject to examination based on management’s evaluation of the facts, circumstances, and information available at the reporting date. The Company is not aware of any unrecognized tax benefits; therefore, it has not recorded any such amounts for the three and six months ended June 30, 2017 and 2016.

NOTE 12 – EARNINGS PER SHARE

The following table provides a summary of the computation of basic and diluted earnings (loss) per share (in thousands, except earnings per share and shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Numerator:
Net income (loss)	$(30,575)	$(243,966)	$(57,780)	$(248,653)
Less: Net income (loss) attributable to noncontrolling interests	55	1,095	411	1,410
Net income (loss) attributable to Quorum Health Corporation	$(30,630)	$(245,061)	$(58,191)	$(250,063)
Denominator:
Weighted-average shares outstanding - basic and diluted	28,145,215	28,412,720	27,977,738	28,412,389

Basic and diluted earnings (loss) per share attributable to Quorum Health Corporation stockholders	$(1.09)	$(8.63)	$(2.08)	$(8.80)

For comparative purposes, the Company used 28,412,054 shares as the number of basic and diluted shares outstanding for all periods prior to the Spin-off in calculating basic and diluted earnings (loss) per share. This number of shares represents the number of

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

shares issued on the Spin-off date. Due to the net losses attributable to Quorum Health Corporation in the three and six months ended June 30, 2017 and 2016, no incremental shares were included in diluted earnings (loss) per share for these periods because the effect of the incremental shares would be anti-dilutive. No incremental shares were considered for any periods prior to the Spin-off.

NOTE 13 – SEGMENTS

The Company operates in two distinct operating segments, its hospital operations business and its hospital management advisory and healthcare consulting services business. The hospital operations segment includes the operations of the Company’s owned and leased hospitals and their affiliated outpatient facilities that provide inpatient and outpatient healthcare services. The hospital management advisory and healthcare consulting services segment includes the operations of QHR. Only the hospital operations segment meets the criteria as a separate reportable segment. The financial information for QHR has been combined with the Company’s corporate functions and reported below as part of the all other reportable segment

Prior to the Spin-off, the Company included management fees allocated from Parent in the operating expenses of the hospital operations segment. Following the Spin-off, the Company began presenting general and administrative costs for corporate functions in the all other reportable segment.

The following tables provide a summary of financial information related to the Company’s segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net operating revenues:
Hospital operations	$509,118	$508,906	$1,015,536	$1,036,317
All other	21,028	20,831	42,250	42,971
Total net operating revenues	$530,146	$529,737	$1,057,786	$1,079,288

Adjusted EBITDA:
Hospital operations	$41,536	$26,457	$79,002	$75,396
All other	(7,106)	2,775	(18,430)	10,060
Total Adjusted EBITDA	$34,430	$29,232	$60,572	$85,456

	June 30,	December 31,
	2017	2016

Assets:
Hospital operations	$1,759,694	$1,802,121
All other	227,807	192,249
Total assets	$1,987,501	$1,994,370

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

The following table provides a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Adjusted EBITDA	$34,430	$29,232	$60,572	$85,456
Interest expense, net	(30,458)	(29,276)	(57,988)	(56,728)
(Provision for) benefit from income taxes	245	44,565	(456)	46,239
Depreciation and amortization	(20,586)	(31,463)	(42,706)	(62,620)
Legal, professional and settlement costs	(3,934)	(5,447)	(4,469)	(5,688)
Impairment of long-lived assets and goodwill	(12,900)	(250,400)	(16,200)	(250,400)
Gain (loss) on sale of hospitals, net	4,321	—	5,191	—
Transaction costs related to the Spin-off	—	(1,177)	(31)	(4,912)
Post-spin headcount reductions	(1,693)	—	(1,693)	—
Net income (loss)	$(30,575)	$(243,966)	$(57,780)	$(248,653)

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

On April 28, 2017, the Compensation Committee of the Board of Directors (the “Compensation Committee”), and the Governance and Nominating Committee of the Board of Directors (the “Governance and Nominating Committee”), granted 168,618 time-vested restricted stock awards to its non-employee directors. The grants were made pursuant to the 2016 Stock Award Plan and a director restricted stock award agreement. The restrictions on the time-vested restricted stock awards will lapse on February 22, 2018.

On February 22, 2017, the Compensation Committee granted 230,000 performance-based restricted stock awards to the Company’s executive officers. The grants were made pursuant to the 2016 Stock Award Plan and a performace-based restricted stock award agreement. If the performance-based objectives are attained in accordance with the targets set forth in the performance-based restricted stock award agreement, the restrictions on the restricted stock awards will lapse in equal installments on each of the first three anniversaries of the grant date.

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

The following table provides a summary of the activity related to unvested QHC restricted stock awards held by QHC and CHS employees during the six months ended June 30, 2017 that were distributed in the Spin-off (in shares):

	QHC Awards Distributed in Spin-off
	QHC Employees	CHS Employees	Total

Unvested restricted stock awards at December 31, 2016	52,462	621,525	673,987
Vested	(34,009)	(202,286)	(236,295)
Forfeited	(14,129)	(138,844)	(152,973)
Unvested restricted stock awards at June 30, 2017	4,324	280,395	284,719

The following table provides a summary of the activity related to unvested restricted stock awards during the six months ended June 30, 2017 that were granted to QHC employees subsequent to the Spin-off:

	QHC Awards Granted
	Subsequent to Spin-off
		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Unvested restricted stock awards at December 31, 2016	1,081,005	$12.77
Granted	1,093,618	7.64
Vested	(282,582)	12.77
Forfeited	(125,069)	12.43
Unvested restricted stock awards at June 30, 2017	1,766,972	9.62

Following the Spin-off, the Company began recording stock-based compensation expense related to the vesting of QHC restricted stock awards issued to QHC employees on the Spin-off date, CHS restricted stock awards held by QHC employees on the Spin-off date, and restricted stock awards granted by QHC on May 3, 2016. Stock-based compensation expense is recorded in salaries and benefits for periods following the Spin-off. Prior to the Spin-off, an estimated portion of CHS’ stock-based compensation expense was allocated to QHC through the monthly corporate management fee from CHS, which was included in other operating expenses in the consolidated and combined statements of income, and therefore not included in stock-based compensation expense in the table below. The estimated costs allocated to QHC from CHS for stock-based compensation were $0.6 million and $2.3 million for the three and six months ended June 30, 2016, respectively.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Stock-based compensation resulting from the Spin-off	$448	$809	$1,364	$809
Stock-based compensation related to grants following the Spin-off	2,083	1,088	3,964	1,088
Total stock-based compensation expense	$2,531	$1,897	$5,328	$1,897

As of June 30, 2017, the Company had $1.2 million of unrecognized stock-based compensation expense related to the outstanding unvested QHC and CHS restricted stock awards held by QHC employees as of the Spin-off date and $13.3 million of unrecognized stock-based compensation expense related to the QHC restricted stock awards granted subsequent to the Spin-off.

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

Defined Contribution Plans

The Quorum Health Retirement Savings Plan (the “RSP”) is a defined contribution plan established on January 1, 2016 by CHS in anticipation of the Spin-off. Prior to the Spin-off, the cumulative liability for these benefit costs was recorded in Due to Parent, net. The assets and liabilities under this plan were transferred to QHC in connection with the Spin-off. The RSP covers the majority of the employees at the Company’s subsidiaries. The Company has other minor defined contribution plans at certain of its hospitals that cover employees under the terms of these individual plans. Total expense to the Company under all defined contribution plans was $4.0 million and $3.7 million for the three months ended June 30, 2017 and 2016, respectively, and $6.9 million and $7.0 million for the six months ended June 30, 2017 and 2016, respectively. The benefit costs associated with the RSP are recorded as salaries and benefits expense in the consolidated and combined statements of income.

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

On August 18, 2016, the Compensation Committee of the Board adopted the Executive Nonqualified Excess Plan Adoption Agreement (the “Adoption Agreement”) and the Executive Nonqualified Excess Plan Document (the “Plan Document”), that together, the Adoption Agreement names as the QHCCS, LLC Nonqualified Deferred Compensation Plan (the “NQDCP”). The NQDCP is an unfunded, nonqualified deferred compensation plan that provides deferred compensation benefits for a select group of management, highly compensated employees and independent contractors of the Company’s wholly-owned subsidiary, QHCCS, LLC (“QHCCS”), a Delaware limited liability company, including the Company’s named executive officers. The NQDCP permits participants to defer a portion of their annual base salary, service bonus and performance-based compensation, as well as up to 100% of their incentive compensation in any calendar year. In addition to participant deferrals, QHCCS and/or its affiliates may make discretionary credits to participants’ accounts for any year. As of June 30, 2017, the assets and liabilities under this plan were $23.4 million and $24.5 million, respectively, and are included in other long-term assets and other long-term liabilities in the consolidated and combined balance sheet.

Supplemental Executive Retirement Plan

On April 1, 2016, the Board adopted the Quorum Health Corporation Supplemental Executive Retirement Plan (the “Original SERP Plan”). Pursuant to the Employee Matters Agreement between the Company and CHS, the Company assumed all liabilities for all obligations under the Original SERP Plan for the benefits of QHC employees, as defined in the Employee Matters Agreement, except that no additional benefits were to accrue under the Original SERP Plan following the Spin-off. The accrued benefit liability for the Original SERP Plan that was transferred to the Company in connection with the Spin-off was $6.0 million and is included in

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

other long-term liabilities in the consolidated and combined balance sheet. There were no assets transferred to the Company related to the Original SERP Plan in connection with the Spin-off.

On May 24, 2016, the Board, upon recommendation of the Compensation Committee, approved the Company’s Amended and Restated Supplemental Executive Retirement Plan (the “Amended and Restated SERP”), in order to accrue additional benefits with respect to QHC Employees who otherwise qualify as “Participants” under the Amended and Restated SERP. The Amended and Restated SERP is a noncontributory non-qualified deferred compensation plan under Section 409A of the Internal Revenue Code. The benefit costs under both SERP plans were $0.5 million for the three months ended June 30, 2017 and $1.0 million for the six months ended June 30, 2017, and are included in salaries and benefits in the consolidated and combined statements of income. The current and long-term portions of the benefit liability for the Amended and Restated SERP were $2.3 million and $8.0 million, respectively as of June 30, 2017. As of December 31, 2016, the current and long-term portions of the benefit liability were $2.3 million and $7.1 million, respectively. The current portion is included in accrued salaries and benefits and the long-term portion is included in other long-term liabilities in the consolidated and combined balance sheet.

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

Defined Benefit Pension Plan

QHC provides benefits to employees at one of its hospitals through a defined benefit plan (the “Pension Plan”). The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are in accordance with the minimum funding requirements of ERISA. Benefit costs related to the Pension Plan was $0.1 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively. The Company recognizes the unfunded liability of the Pension Plan in other long-term liabilities in its consolidated and combined balance sheets. Unrecognized gains (losses) and prior service credits (costs) are recognized as other comprehensive income (loss). The accrued benefit liability for the Pension Plan was $1.1 million and $1.1 million at June 30, 2017 and December 31, 2016, respectively.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of allocated costs to QHC from CHS (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016

Insurance costs	$10,486	$44,246
Management fees from Parent	2,966	11,792
All other allocated costs	5,305	25,021
Total related party operating costs and expenses	$18,757	$81,059

The allocation of insurance costs from CHS primarily included costs for self-insurance estimates and third-party policies related to employee health, professional and general liability and workers’ compensation liability coverage. Insurance costs were primarily allocated to QHC based on claims history of the QHC hospitals, as determined on an individual hospital level. Corporate management fees were allocated to QHC for certain corporate functions of CHS, including services such as, among others, executive and divisional management, treasury, accounting, risk management, legal, procurement, human resources, information technology support and other administrative support services. These corporate overhead costs were allocated to QHC using a ratio based on the number of licensed beds at each QHC hospital in proportion to CHS’ total licensed beds. This methodology is comparable to how CHS allocates corporate overhead costs to all of its hospitals through a management fee charge that eliminates in consolidation. All other allocated costs included any other costs allocated to QHC hospitals or QHR and that were not part of management fees. These costs were allocated to QHC using ratios based on revenues, expenses or licensed beds. If possible, allocations were made on a specific identification basis.

Following the Spin-off, the Company began performing corporate functions using internal resources or purchased services, certain of which are required to be provided by CHS pursuant to the transition services agreements and other ancillary agreements. See the section “Agreements with CHS Related to the Spin-off” below.

Due to Parent, Net

Prior to the Spin-off, Due to Parent, net in the consolidated and combined balance sheets represented the Company’s cumulative liability to CHS for the net assets of QHC hospitals and QHR, as well as an allocation of costs for corporate functions. See Note 1 — Description of the Business and Spin-off and Note 2 — Basis of Presentation and Significant Accounting Policies for additional information on the types of transactions settled through Due to Parent, net during the carve-out period and the transactions that occurred to settle the liability in connection with the Spin-off.

During the carve-out period, QHC was charged interest on a monthly basis by CHS on the amount of Due to Parent, net outstanding at the end of each month. Interest rates were variable and ranged from 4% to 7% during the carve-out period. Interest expense was recorded as an increase in the Due to Parent, net liability and was deemed settled each month. For the three and six months ended June 30, 2016, interest expense related to Due to Parent, net was $8.9 million and $35.8 million, respectively.

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

The total expenses recorded by the Company under transition services agreements with CHS following the Spin-off combined with the allocations from CHS for these same services prior to the Spin-off were $16.0 million and $17.8 million for the three months ended June 30, 2017 and 2016, respectively, and $32.3 million and $34.1 million for the six months ended June 30, 2017 and 2016, respectively. The Company is disputing in arbitration certain charges under the transition services agreements with CHS.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is a party to various legal, regulatory and governmental proceedings incidental to its business. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental proceedings, including the matters described herein, will have a material adverse effect on the operating results, financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Company’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

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

With respect to all legal, regulatory and governmental proceedings, the Company considers the likelihood of a negative outcome. If the Company determines the likelihood of a negative outcome with respect to any such matter is probable and the amount of the loss can be reasonably estimated, the Company records an accrual for the estimated amount of loss for the expected outcome of the matter. If the likelihood of a negative outcome with respect to material matters is reasonably possible and the Company is able to determine an estimate of the amount of possible loss or a range of loss, whether in excess of a related accrued liability or where there is no accrued liability, the Company discloses the estimate of the amount of possible loss or range of loss. However, the Company is unable to estimate an amount of possible loss or range of loss in some instances based on the significant uncertainties involved in, or the preliminary nature of, certain legal, regulatory and governmental matters.

Government Investigations

•

Tooele, Utah – Physician Compensation. On May 5, 2016, the Company’s hospital in Tooele, Utah received a Civil Investigative Demand (“CID”) from the Office of the United States Attorney in Salt Lake City, Utah concerning allegations that the hospital and clinic corporation submitted or caused to be submitted false claims to the government for services referred by physicians with whom the hospital and clinic had inappropriate financial relationships, which allegedly violated federal law. The CID requested records and documentation concerning physician compensation. Because this matter remains at a preliminary stage, there are not sufficient facts available for the Company to assess what the outcome may be or to determine any estimate of the amount of loss or range of loss. The Company is fully cooperating with this investigation.

•

Blue Island, Illinois – Patient Status. On October 9, 2015, the Company’s hospital in Blue Island, Illinois received a CID from the Office of the United States Attorney in Chicago, Illinois concerning allegations of upcoding observation and other outpatient services and improperly falsifying inpatient admission orders. The CID requested medical records and documentation concerning status change from observation to inpatient. The Company is unable to predict the outcome of this investigation. However, it is reasonably possible that the Company may incur a loss in connection with this investigation. The Company is unable to reasonably estimate the amount or range of such reasonably possible loss given that the investigation is still ongoing. Under some circumstances, losses incurred in connection with an adverse resolution in this investigation could be material. The Company is fully cooperating with this investigation.

Commercial Litigation and Other Lawsuits

•

Arbitration with Community Health Systems, Inc. On August 4, 2017, the Company received a demand for arbitration from CHS seeking payment of certain amounts the Company has withheld pursuant to several transition service agreements. The Company contends that the amounts are not payable to CHS and were not properly billed by CHS under the agreements. The matter is pending before the American Arbitration Association. CHS seeks payment of approximately $5.6 million relating to several of the transition service agreements. The Company intends to vigorously contest the charges as not payable to CHS under the transition service agreements and plans to make a counterclaim for additional elements of damages the Company believes it has suffered as a result of the transition service agreements. The matter is in a preliminary stage and the Company cannot assess the likelihood of a material adverse outcome at this time.

•

Zwick Partners LP and Aparna Rao, Individually and On Behalf of All Others Similarly Situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller and Michael J. Culotta. On September 9, 2016, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its officers. The Amended Complaint purports to be brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

securities of the Company between May 2, 2016 and August 10, 2016 and alleges that the Company and certain of its officers violated federal securities laws, including Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of the Company’s business, operations and compliance policies. On April 17, 2017, Plaintiff filed a Second Amended Complaint adding additional defendants, Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash. On June 23, 2017, the Company filed a motion to dismiss. The Company is vigorously defending itself in this matter. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss in connection with this matter. The Company is unable to reasonably estimate the amount or range of such reasonably possible loss because the motion to dismiss is still pending and discovery is stayed pending resolution of the motion to dismiss. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

United Tort Claimants v. Quorum Health Resources, LLC (U.S. Bankruptcy Court for the District of New Mexico); Douthitt-Dugger, et al. v. Quorum Health Resources, LLC (Bernalillo County, New Mexico District Court). Plaintiffs in these cases underwent surgical procedures at Gerald Champion Regional Medical Center in New Mexico that they contend were experimental and performed by an unqualified doctor. Their lawsuits, originally filed on June 11, 2010, against the doctors, QHR and the hospital are pending in state court and in federal bankruptcy court in New Mexico. Subject to an adverse result in the insurance coverage litigation referenced below, in 2012, QHR resolved plaintiffs’ claims for QHR’s liability exceeding insurance limits, and for liability not covered by insurance, for $5.1 million through a settlement agreement. Litigation of plaintiffs’ claims against QHR has continued, and the trial of the claims of most of the plaintiffs is proceeding in phases in a bankruptcy court bench trial. During the liability phase, on December 23, 2016, the federal bankruptcy court in New Mexico ruled that QHR was 16.5% at fault for plaintiffs’ injuries. On June 19, 2017, a one-day bankruptcy court bench trial was held on an issue related to the enforceability of the prior settlement agreement, and no decision has been received to date. In addition, the final phase of the trial in federal bankruptcy court, to determine plaintiffs’ damages and QHR offsets, was tried July 24 through August 7, 2017, and no decision has been received to date. The United Tort Claimants (“UTC”) have made new and yet unproven allegations during trial that they contend warrant additional liability for QHR. QHR believes that the UTC’s contentions are without merit and are vigorously defending against them. The New Mexico state court has set March 8, 2018 as the trial date for plaintiffs’ claims against QHR. QHR’s insurer, Lexington Insurance Company, is providing a defense in these cases, subject to a reservation of rights. Lexington has sued QHR in Williamson County, Tennessee seeking a declaration that plaintiffs’ claims and the cost of defending QHR are not covered by Lexington. (Lexington Insurance Company v. Quorum Health Resources, LLC, et al. (Williamson County, Tennessee Chancery Court)). No trial date has been set for Lexington’s claim against QHR to nullify insurance coverage, which QHR is also vigorously defending. The Company has sought partial summary judgment on Lexington's claim for reimbursement of defense costs incurred in the UTC actions, and no decision has been received. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss in connection with this matter. The Company is unable to reasonably estimate the amount or range of such reasonably possible loss because the proceedings with respect to the merits of the New Mexico state court action, the availability and extent of insurance coverage and damages are not sufficiently advanced. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

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

The following tables provide a summary of the Company’s insurance reserves related to professional and general liability claims and workers’ compensation liability claims, distinguished between those indemnified by CHS and those related to the Company’s self-insurance risks (in thousands):

	June 30, 2017
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$22,984	$55,743	$22,984	$55,743
All other self-insurance reserves	—	—	1,417	24,262
Total insurance reserves for professional and general liability	22,984	55,743	24,401	80,005
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	3,498	16,808	3,498	16,808
All other self-insurance reserves	—	—	1,735	3,356
Total insurance reserves for workers' compensation liability	3,498	16,808	5,233	20,164
Total self-insurance reserves	$26,482	$72,551	$29,634	$100,169

	December 31, 2016
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$17,580	$59,652	$17,580	$59,652
All other self-insurance reserves	—	—	230	14,542
Total insurance reserves for professional and general liability	17,580	59,652	17,810	74,194
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	4,863	15,958	4,863	15,958
All other self-insurance reserves	—	—	1,736	1,458
Total insurance reserves for workers' compensation liability	4,863	15,958	6,599	17,416
Total self-insurance reserves	$22,443	$75,610	$24,409	$91,610

The receivables from CHS are included in other current assets and other long-term assets on the consolidated and combined balance sheets. The liability for the current portion of professional and general liability claims is included in other current liabilities, and the liability for the current portion of workers’ compensation liability claims is included in accrued salaries and benefits. The long-term portions of both claims liabilities are included in other long-term liabilities.

Physician Recruiting Commitments

As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to a physician in excess of the amount earned in his or her practice, up to the amount of the income guarantee. The income guarantee period over which the Company agrees to subsidize a physician’s income is typically one year and the commitment period over which the physician agrees to practice in the designated community is typically three years. Under the terms of the agreements, such payments are recoverable by the Company from physicians who do not fulfill their commitment periods. The Company’s recorded liabilities related to these income guarantee agreements were $1.1 million and $1.6 million at June 30, 2017 and December 31, 2016, respectively, which are included in other current liabilities on the consolidated and combined balance sheets. At June 30, 2017, the maximum potential amount of future payments under these guarantees in excess of the liabilities recorded was $1.5 million.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Construction and Capital Commitments

The Company is building a new patient tower and expanding surgical capacity at McKenzie – Willamette Medical Center, its hospital in Springfield, Oregon. During the three months ended June 30, 2017 and 2016, the Company incurred costs of $12.8 million and $10.3 million, respectively, and incurred costs of $24.5 million and $17.2 million during the six months ended June 30, 2017 and 2016, respectively, related to this project. As of June 30, 2017, the Company had incurred a total of $73.4 million of costs for this project. The total estimated cost of this project, including equipment costs, is estimated to be approximately $105.0 million. The project is expected to be completed in late 2018.

NOTE 18 - SUBSEQUENT EVENTS

In July 2017, the Company used the proceeds from the sale of Trinity to pay down $4.2 million of additional principal on the Term Loan Facility and $10.4 million of principal on the ABL Credit Facility.

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

Following the Spin-off, the Company’s intercompany activity consists primarily of daily cash transfers, the allocation of certain expenses and expenditures paid by the parent issuer on behalf of its subsidiaries, and the push down of investment in its subsidiaries. The parent issuer’s investment in its subsidiaries reflects the activity of the period beginning April 29, 2016 through June 30, 2017. Likewise, the parent issuer’s equity in earnings of unconsolidated affiliates represents the Company’s earnings for the same post-spin period.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Statement of Income (Loss)

Three Months Ended June 30, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating revenues, net of contractual allowances and discounts	$—	$455,874	$129,341	$—	$585,215
Provision for bad debts	—	48,050	7,019	—	55,069
Net operating revenues	—	407,824	122,322	—	530,146
Operating costs and expenses:
Salaries and benefits	—	182,437	82,872	—	265,309
Supplies	—	45,403	18,709	—	64,112
Other operating expenses	2,892	124,634	30,087	—	157,613
Depreciation and amortization	—	17,591	2,995	—	20,586
Rent	—	7,064	5,088	—	12,152
Electronic health records incentives earned	—	(1,981)	204	—	(1,777)
Legal, professional and settlement costs	—	3,934	—	—	3,934
Impairment of long-lived assets and goodwill	—	12,900	—	—	12,900
Loss (gain) on sale of hospitals, net	—	—	(4,321)	—	(4,321)
Transaction costs related to the Spin-off	—	—	—	—	—
Total operating costs and expenses	2,892	391,982	135,634	—	530,508
Income (loss) from operations	(2,892)	15,842	(13,312)	—	(362)
Interest expense, net	31,349	(970)	79	—	30,458
Equity in earnings of affiliates	(3,344)	2,554	—	790	—
Income (loss) before income taxes	(30,897)	14,258	(13,391)	(790)	(30,820)
Provision for (benefit from) income taxes	(267)	(140)	162	—	(245)
Net income (loss)	(30,630)	14,398	(13,553)	(790)	(30,575)
Less: Net income (loss) attributable to noncontrolling interests	—	—	55	—	55
Net income (loss) attributable to Quorum Health Corporation	$(30,630)	$14,398	$(13,608)	$(790)	$(30,630)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Statement of Income (Loss)

Three Months Ended June 30, 2016

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating revenues, net of contractual allowances and discounts	$—	$446,968	$151,195	$—	$598,163
Provision for bad debts	—	51,551	16,875	—	68,426
Net operating revenues	—	395,417	134,320	—	529,737
Operating costs and expenses:
Salaries and benefits	—	178,375	86,511	—	264,886
Supplies	—	44,788	19,348	—	64,136
Other operating expenses	—	126,539	36,646	—	163,185
Depreciation and amortization	—	25,774	5,689	—	31,463
Rent	—	6,870	5,675	—	12,545
Electronic health records incentives earned	—	(3,995)	(252)	—	(4,247)
Legal, professional and settlement costs	—	5,447	—	—	5,447
Impairment of long-lived assets and goodwill	—	213,600	36,800	—	250,400
Transaction costs related to the Spin-off	—	857	320	—	1,177
Total operating costs and expenses	—	598,255	190,737	—	788,992
Income (loss) from operations	—	(202,838)	(56,417)	—	(259,255)
Interest expense, net	20,641	7,960	675	—	29,276
Equity in earnings of affiliates	217,051	1,760	—	(218,811)	—
Income (loss) before income taxes	(237,692)	(212,558)	(57,092)	218,811	(288,531)
Provision for (benefit from) income taxes	(2,740)	(33,952)	(7,873)	—	(44,565)
Net income (loss)	(234,952)	(178,606)	(49,219)	218,811	(243,966)
Less: Net income (loss) attributable to noncontrolling interests	—	—	1,095	—	1,095
Net income (loss) attributable to Quorum Health Corporation	$(234,952)	$(178,606)	$(50,314)	$218,811	$(245,061)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Statement of Income (Loss)

Six Months Ended June 30, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating revenues, net of contractual allowances and discounts	$—	$904,874	$268,286	$—	$1,173,160
Provision for bad debts	—	97,609	17,765	—	115,374
Net operating revenues	—	807,265	250,521	—	1,057,786
Operating costs and expenses:
Salaries and benefits	—	363,459	166,452	—	529,911
Supplies	—	91,276	36,658	—	127,934
Other operating expenses	2,892	253,944	64,201	—	321,037
Depreciation and amortization	—	36,119	6,587	—	42,706
Rent	—	14,162	10,092	—	24,254
Electronic health records incentives earned	—	(3,438)	(791)	—	(4,229)
Legal, professional and settlement costs	—	4,469	—	—	4,469
Impairment of long-lived assets and goodwill	—	16,200	—	—	16,200
Loss (gain) on sale of hospitals, net	—	—	(5,191)	—	(5,191)
Transaction costs related to the Spin-off	—	23	8	—	31
Total operating costs and expenses	2,892	776,214	278,016	—	1,057,122
Income (loss) from operations	(2,892)	31,051	(27,495)	—	664
Interest expense, net	59,933	(2,026)	81	—	57,988
Equity in earnings of affiliates	(5,091)	5,132	—	(41)	—
Income (loss) before income taxes	(57,734)	27,945	(27,576)	41	(57,324)
Provision for (benefit from) income taxes	457	222	(223)	—	456
Net income (loss)	(58,191)	27,723	(27,353)	41	(57,780)
Less: Net income (loss) attributable to noncontrolling interests	—	—	411	—	411
Net income (loss) attributable to Quorum Health Corporation	$(58,191)	$27,723	$(27,764)	$41	$(58,191)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Statement of Income (Loss)

Six Months Ended June 30, 2016

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating revenues, net of contractual allowances and discounts	$—	$906,715	$305,932	$—	$1,212,647
Provision for bad debts	—	99,906	33,453	—	133,359
Net operating revenues	—	806,809	272,479	—	1,079,288
Operating costs and expenses:
Salaries and benefits	—	350,577	171,171	—	521,748
Supplies	—	89,569	38,228	—	127,797
Other operating expenses	—	257,998	69,650	—	327,648
Depreciation and amortization	—	51,264	11,356	—	62,620
Rent	—	13,891	11,203	—	25,094
Electronic health records incentives earned	—	(7,994)	(461)	—	(8,455)
Legal, professional and settlement costs	—	5,688	—	—	5,688
Impairment of long-lived assets and goodwill	—	213,600	36,800	—	250,400
Transaction costs related to the Spin-off	—	3,655	1,257	—	4,912
Total operating costs and expenses	—	978,248	339,204	—	1,317,452
Income (loss) from operations	—	(171,439)	(66,725)	—	(238,164)
Interest expense, net	20,641	33,500	2,587	—	56,728
Equity in earnings of affiliates	217,051	1,760	—	(218,811)	—
Income (loss) before income taxes	(237,692)	(206,699)	(69,312)	218,811	(294,892)
Provision for (benefit from) income taxes	(2,740)	(32,410)	(11,089)	—	(46,239)
Net income (loss)	(234,952)	(174,289)	(58,223)	218,811	(248,653)
Less: Net income (loss) attributable to noncontrolling interests	—	—	1,410	—	1,410
Net income (loss) attributable to Quorum Health Corporation	$(234,952)	$(174,289)	$(59,633)	$218,811	$(250,063)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Statement of Comprehensive Income (Loss)

Three Months Ended June 30, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(30,630)	$14,398	$(13,553)	$(790)	$(30,575)
Amortization and recognition of unrecognized pension cost components, net of income taxes	120	120	—	(120)	120
Comprehensive income (loss)	(30,510)	14,518	(13,553)	(910)	(30,455)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	55	—	55
Comprehensive income (loss) attributable to Quorum Health Corporation	$(30,510)	$14,518	$(13,608)	$(910)	$(30,510)

Condensed Consolidating and Combining Statement of Comprehensive Income (Loss)

Three Months Ended June 30, 2016

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(234,952)	$(178,606)	$(49,219)	$218,811	$(243,966)
Amortization and recognition of unrecognized pension cost components, net of income taxes	(3,810)	(3,810)	—	3,810	(3,810)
Comprehensive income (loss)	(238,762)	(182,416)	(49,219)	222,621	(247,776)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1,095	—	1,095
Comprehensive income (loss) attributable to Quorum Health Corporation	$(238,762)	$(182,416)	$(50,314)	$222,621	$(248,871)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Statement of Comprehensive Income (Loss)

Six Months Ended June 30, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(58,191)	$27,723	$(27,353)	$41	$(57,780)
Amortization and recognition of unrecognized pension cost components, net of income taxes	242	242	—	(242)	242
Comprehensive income (loss)	(57,949)	27,965	(27,353)	(201)	(57,538)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	411	—	411
Comprehensive income (loss) attributable to Quorum Health Corporation	$(57,949)	$27,965	$(27,764)	$(201)	$(57,949)

Condensed Consolidating and Combining Statement of Comprehensive Income (Loss)

Six Months Ended June 30, 2016

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(234,952)	$(174,289)	$(58,223)	$218,811	$(248,653)
Amortization and recognition of unrecognized pension cost components, net of income taxes	(3,810)	(3,810)	—	3,810	(3,810)
Comprehensive income (loss)	(238,762)	(178,099)	(58,223)	222,621	(252,463)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1,410	—	1,410
Comprehensive income (loss) attributable to Quorum Health Corporation	$(238,762)	$(178,099)	$(59,633)	$222,621	$(253,873)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Balance Sheet

June 30, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$15,030	$7,001	$374	$—	$22,405
Patient accounts receivable, net of allowance for doubtful accounts	—	322,135	87,082	—	409,217
Inventories	—	44,616	9,653	—	54,269
Prepaid expenses	100	21,733	5,808	—	27,641
Due from third-party payors	—	92,387	4,785	—	97,172
Current assets of hospitals held for sale	—	5,813	—	—	5,813
Other current assets	—	33,562	14,767	—	48,329
Total current assets	15,130	527,247	122,469	—	664,846
Intercompany receivable	3	217,985	171,744	(389,732)	—
Property and equipment, net	—	584,791	126,687	—	711,478
Goodwill	—	244,192	165,589	—	409,781
Intangible assets, net	—	69,616	8,078	—	77,694
Long-term assets of hospitals held for sale	—	14,365	16	—	14,381
Other long-term assets	—	86,889	22,432	—	109,321
Net investment in subsidiaries	1,495,140	—	—	(1,495,140)	—
Total assets	$1,510,273	$1,745,085	$617,015	$(1,884,872)	$1,987,501
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$1,395	$254	$—	$1,649
Accounts payable	46	148,826	21,990	—	170,862
Accrued liabilities:
Accrued salaries and benefits	—	68,200	26,181	—	94,381
Accrued interest	10,142	—	—	—	10,142
Due to third-party payors	—	37,584	1,297	—	38,881
Current liabilities of hospitals held for sale	—	1,391	—	—	1,391
Other current liabilities	340	33,934	12,889	—	47,163
Total current liabilities	10,528	291,330	62,611	—	364,469
Long-term debt	1,260,089	24,301	331	—	1,284,721
Intercompany payable	60,885	172,970	155,877	(389,732)	—
Deferred income tax liabilities, net	31,729	—	—	—	31,729
Other long-term liabilities	—	175,295	30,198	(63,737)	141,756
Total liabilities	1,363,231	663,896	249,017	(453,469)	1,822,675
Redeemable noncontrolling interests	—	—	5,614	—	5,614
Equity:
Quorum Health Corporation stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	3	—	—	—	3
Additional paid-in capital	541,774	1,290,232	460,414	(1,750,646)	541,774
Accumulated other comprehensive income (loss)	(2,518)	(2,518)	—	2,518	(2,518)
Accumulated deficit	(392,217)	(206,525)	(110,200)	316,725	(392,217)
Total Quorum Health Corporation stockholders' equity	147,042	1,081,189	350,214	(1,431,403)	147,042
Nonredeemable noncontrolling interests	—	—	12,170	—	12,170
Total equity	147,042	1,081,189	362,384	(1,431,403)	159,212
Total liabilities and equity	$1,510,273	$1,745,085	$617,015	$(1,884,872)	$1,987,501

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Balance Sheet

December 31, 2016

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$21,609	$3,498	$348	$—	$25,455
Patient accounts receivable, net of allowance for doubtful accounts	—	277,155	103,530	—	380,685
Inventories	—	46,318	11,806	—	58,124
Prepaid expenses	—	17,874	5,154	—	23,028
Due from third-party payors	—	109,793	6,442	—	116,235
Current assets of hospitals held for sale	—	1,502	—	—	1,502
Other current assets	—	41,673	16,269	—	57,942
Total current assets	21,609	497,813	143,549	—	662,971
Intercompany receivable	3	126,035	84,827	(210,865)	—
Property and equipment, net	—	624,457	109,443	—	733,900
Goodwill	—	252,433	164,400	—	416,833
Intangible assets, net	—	73,404	11,578	—	84,982
Long-term assets of hospitals held for sale	—	6,851	—	—	6,851
Other long-term assets	—	72,967	15,866	—	88,833
Net investment in subsidiaries	1,485,213	—	—	(1,485,213)	—
Total assets	$1,506,825	$1,653,960	$529,663	$(1,696,078)	$1,994,370
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,819	$1,560	$304	$—	$5,683
Accounts payable	158	147,521	22,005	—	169,684
Accrued liabilities:
Accrued salaries and benefits	—	69,896	28,907	—	98,803
Accrued interest	19,915	—	—	—	19,915
Due to third-party payors	—	40,595	1,942	—	42,537
Current liabilities of hospitals held for sale	—	492	—	—	492
Other current liabilities	—	46,002	7,266	—	53,268
Total current liabilities	23,892	306,066	60,424	-	390,382
Long-term debt	1,215,836	24,899	407	-	1,241,142
Intercompany payable	34,495	86,084	90,286	(210,865)	—
Deferred income tax liabilities, net	31,474	—	—	—	31,474
Other long-term liabilities	—	144,950	22,651	(58,605)	108,996
Total liabilities	1,305,697	561,999	173,768	(269,470)	1,771,994
Redeemable noncontrolling interests	—	—	6,807	—	6,807
Equity:
Quorum Health Corporation stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	3	—	—	—	3
Additional paid-in capital	537,911	1,333,347	412,705	(1,746,052)	537,911
Accumulated other comprehensive income (loss)	(2,760)	(2,760)	-	2,760	(2,760)
Accumulated deficit	(334,026)	(238,626)	(78,058)	316,684	(334,026)
Total Quorum Health Corporation stockholders' equity	201,128	1,091,961	334,647	(1,426,608)	201,128
Nonredeemable noncontrolling interests	—	—	14,441	—	14,441
Total equity	201,128	1,091,961	349,088	(1,426,608)	215,569
Total liabilities and equity	$1,506,825	$1,653,960	$529,663	$(1,696,078)	$1,994,370

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Statement of Cash Flows

Six Months Ended June 30, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(68,468)	$52,472	$7,041	$—	$(8,955)

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(13,390)	(25,752)	—	(39,142)
Capital expenditures for software	—	(2,670)	(499)	—	(3,169)
Acqusitions, net of cash acquired	—	(20)	(1,867)	—	(1,887)
Proceeds from the sale of hospitals	—	—	20,156	—	20,156
Changes in intercompany balances with affiliates, net	—	(30,637)	—	30,637	—
Net cash provided by (used in) investing activities	—	(46,717)	(7,962)	30,637	(24,042)

Cash flows from financing activities:
Borrowings (repayments) of revolving credit facilities, net	50,000	—	—	—	50,000
Borrowings of long-term debt	—	72	—	—	72
Repayments of long-term debt	(10,832)	(835)	(180)	—	(11,847)
Payments of debt issuance costs	(2,938)	—	—	—	(2,938)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(1,489)	—	—	(1,489)
Cash distributions to noncontrolling investors	—	—	(3,851)	—	(3,851)
Changes in intercompany balances with affiliates, net	25,659	—	4,978	(30,637)	—
Net cash provided by (used in) financing activities	61,889	(2,252)	947	(30,637)	29,947

Net change in cash and cash equivalents	(6,579)	3,503	26	—	(3,050)
Cash and cash equivalents at beginning of period	21,609	3,498	348	—	25,455
Cash and cash equivalents at end of period	$15,030	$7,001	$374	$—	$22,405

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Statement of Cash Flows

Six Months Ended June 30, 2016

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(3,759)	$87,812	$(22,860)	$—	$61,193

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(29,216)	(3,991)	—	(33,207)
Capital expenditures for software	—	(2,426)	(1,378)	—	(3,804)
Other investing activities	—	2,509	(1,107)	—	1,402
Changes in intercompany balances with affiliates, net	—	(82,211)	—	82,211	—
Net cash provided by (used in) investing activities	—	(111,344)	(6,476)	82,211	(35,609)

Cash flows from financing activities:
Borrowings of long-term debt	1,255,464	56	—	—	1,255,520
Repayments of long-term debt	(2,200)	(1,777)	(300)	—	(4,277)
Increase (decrease) in Due to Parent, net	—	25,183	—	—	25,183
Payments of debt issuance costs	(28,003)	—	—	—	(28,003)
Cash paid to Parent related to the Spin-off	(1,217,336)	—	—	—	(1,217,336)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	27	—	—	27
Cash distributions to noncontrolling investors	—	—	(2,647)	—	(2,647)
Purchases of shares from noncontrolling investors	—	—	(12)	—	(12)
Changes in intercompany balances with affiliates, net	47,996	—	34,215	(82,211)	—
Net cash provided by (used in) financing activities	55,921	23,489	31,256	(82,211)	28,455

Net change in cash and cash equivalents	52,162	(43)	1,920	—	54,039
Cash and cash equivalents at beginning of period	—	524	582	—	1,106
Cash and cash equivalents at end of period	$52,162	$481	$2,502	$—	$55,145

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
•

the impact of significant changes to the Affordable Care Act, its implementation or its interpretation, efforts to repeal the Affordable Care Act, as well as changes in other federal, state or local laws or regulations affecting the healthcare industry;

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

•

the potential adverse impact of known and unknown government investigations, internal investigations, investor demands for investigation, audits, and federal and state false claims act litigation and other legal proceedings, including the shareholder litigation against our company and certain of our officers and threats of litigation, as well as the significant costs and attention from management required to address such matters;

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

•	the impact of seasonal or severe weather conditions or earthquakes;
•	our ability to obtain adequate levels of professional and general liability and workers’ compensation liability insurance;
•	the effects related to outbreaks of infectious diseases;
•	the impact of external, criminal cyber-attacks or security breaches;
•	our ability to manage effectively our arrangements with third-party vendors for key non-clinical business functions and services;
•	our ability to maintain certain accreditations at our existing facilities and any future facilities we may acquire; and
•	the risk factors included in our other filings with the SEC and included in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any.

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

Overview

As of June 30, 2017, we owned or leased a diversified portfolio of 34 hospitals in rural and mid-sized markets, which are located in 16 states and have a total of 3,168 licensed beds. Our hospitals provide a broad range of hospital and outpatient healthcare services, including general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services. For our hospital operations business,, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. We also operate QHR, a leading hospital management advisory and healthcare consulting services business. For our management advisory and consulting services business, we are paid by the non-affiliated hospitals utilizing our services. Over 95% of our net operating revenues are attributable to our hospital operations business.

Business Strategy Summary

Our business strategy is focused on the following key objectives:

•	refine our portfolio to include high-quality, profitable hospitals and outpatient service facilities;
•	expand the breadth and capacity of the specialty care service lines and outpatient services we offer;
•	enhance patient safety, quality of care and satisfaction at our healthcare facilities;
•	improve the operating and financial performance of our hospital operations business;
•	improve our financial results by pursuing the sale of underperforming hospitals; and
•	grow our revenues through selective acquisitions.

Our business strategy includes an ongoing strategic review of our hospitals based upon analysis of financial performance, current competitive conditions, expected demographic trends, joint venture opportunities and capital allocation requirements. As part of this strategy, we are actively engaging in initiatives, among others, to divest underperforming hospitals, reduce our debt and refine our portfolio to a more sustainable group of hospitals with higher operating margins. In December 2016, we sold Barrow Regional Medical Centers (“Barrow”) for proceeds of $6.6 million and Sandhills Regional Medical Center (“Sandhills”) for proceeds of $7.2 million. In March 2017, we sold Cherokee Medical Center (“Cherokee”) for proceeds of $4.3 million and in June 2017, we sold Trinity Hospital of Augusta (“Trinity”) for proceeds of $15.9 million. In the first quarter of 2017, we targeted an additional ten hospitals that we intend to divest within twelve to fifteen months. These ten potential divestiture hospitals had net operating losses of $9.3 million and $13.1 million for the three months ended June 30, 2017 and 2016, respectively, and $22.5 million and $25.3 million for the six months ended June 30, 2017 and 2016, respectively.

We refer to the four hospitals that we have divested since the Spin-off as the Divestitures Group, the ten hospitals targeted for divestiture as the Potential Divestitures Group and the remaining twenty-four hospitals that we operate as the Continuing Hospitals Group. We believe that a discussion of our operating results that distinguishes between those hospitals that management does not foresee as being part of our ongoing hospital operations business and those hospitals that will become our core hospital business, and available to service our debt obligations into the future, is meaningful to our stockholders, investors and other users of our financial statements. See “— Overview — Recent Divestiture Activity” below for additional information on our divestitures. These hospital groups are also further defined in “— Results of Operations” below.

Included in the Potential Divestitures Group are four hospitals in which we have a definitive agreement to sell. These agreements cover 70-bed Sunbury Community Hospital located in Sunbury Pennsylvania, 47-bed Lock Haven Hospital, located in Lock Haven, Pennsylvania, 45-bed McKenzie Regional Hospital, located in McKenzie, Tennessee, and 45-bed Henderson County Community Hospital, located in Lexington, Tennessee. The definitive agreements cover the hospitals and their affiliated outpatient facilities. We currently anticipate completing the sale of these hospitals in the third quarter of 2017. See Note 2 – Basis of Presentation and Significant Accounting Policies – Assets and Liabilities of Hospitals Held for Sale in the accompanying financial statements for additional information on how hospitals meet the criteria for classification as held for sale.

Financial Overview

Our net operating revenues for the three months ended June 30, 2017 increased $0.4 million to $530.1 million, compared to $529.7 million for the three months ended June 30, 2016, a 0.1% increase. Net operating revenues for the quarter were negatively impacted by a decrease of $18.2 million from the four hospitals divested in December 2016 and in the first half of 2017, and a decrease of $11.3 million resulting from our inability to accrue in the 2017 period for the California HQAF program revenues pending approval for the 2017 to 2019 program period by Centers for Medicare & Medicaid Services (“CMS”). Excluding these amounts, net operating revenues increased $29.9 million for the three months ended June 30, 2017 compared to the same period in 2016, primarily due to favorable volume and rate variances and a decrease in the provision for bad debts. Net loss attributable to Quorum Health Corporation for the three months ended June 30, 2017 was $(30.6) million compared to $(245.1) million for the same period in 2016. The net loss for the three months ended June 30, 2017 was impacted by an $8.6 million decrease, net of provider taxes, related to the California HQAF program and $12.9 million of impairment charges related to the ten hospitals held for sale or identified for potential divestiture. Our 2016 results for the same period included $250.4 million of impairment charges. On a same-facility basis, our operating results for the three months ended June 30, 2017 reflect a 1.5% decrease in admissions and a 0.2% decrease in adjusted admissions compared to the same period in 2016. Excluding the four divested hospitals and ten hospitals intended for divestiture, admissions and adjusted admissions increased 1.5% and 2.6%, respectively, for these same periods.

Our net operating revenues for the six months ended June 30, 2017 decreased $21.5 million to $1,057.8 million, compared to $1,079.3 million for the six months ended June 30, 2016, a 2.0% decrease. Net operating revenues decreased $31.5 million related to the divested hospitals and decreased $22.3 million due to the inability to accrue revenues related to the California HQAF program, as discussed above. Excluding these amounts, net operating revenues of the remaining hospitals increased $32.3 million for the six months ended June 30, 2017 compared to the same period in 2016, primarily due to favorable volume and rate variances and a decrease in the provision for bad debts. Net loss attributable to Quorum Health Corporation for the six months ended June 30, 2017 was $(58.2) million compared to $(250.1) million for the same period in 2016. The 2017 period included impairment charges of $16.2 million related to hospitals held for sale or identified for divestiture and a net gain of $5.2 million on the sale of hospitals. The 2016 period included $250.4 million of impairment charges mentioned above, $16.9 million in revenues, net of provider taxes, related to the California HQAF program and $4.9 million of transaction costs related to the Spin-off. On a same-facility basis, our operating results for the six months ended June 30, 2017 reflect a 1.8% decrease in admissions and a 0.5% decrease in adjusted admissions compared to the same period in 2016. Excluding divested hospitals and hospitals intended for divestiture, admissions and adjusted admissions increased 0.4% and 1.4%, respectively, for these same periods.

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

•

Eligibility Screening Services Agreement. This agreement defines services to be provided by CHS for financial and program criteria screening related to Medicaid or other program eligibility for pure self-pay patients. Fees are based on a fixed charge for each hospital receiving services

We recorded total expenses under transition services agreements with CHS following the Spin-off combined with the allocations from CHS for these same services prior to the Spin-off were $16.0 million and $17.8 million for the three months ended June 30, 2017 and 2016, respectively, and $32.3 million and $34.1 million for the six months ended June 30, 2017 and 2016, respectively.

We are currently engaged in preliminary discussions with CHS related to the transition of certain of our transition services agreements related to billing and collections and eligibility screening services. We are seeking to bring these services in-house; however, we are unable to provide any assurances as to the timing of such an agreement or whether such agreement will be reached. We are also disputing in arbitration certain charges under the transition services agreements with CHS.

Recent Divestiture Activity

On June 30, 2017, we sold 231-bed Trinity Hospital of Augusta and its affiliated outpatient facilities, located in Augusta, Georgia, for $15.9 million. For the three months ended June 30, 2017 and 2016, our operating results included pre-tax losses of $5.0 million and $3.6 million, respectively, related to Trinity, and pre-tax losses of $7.4 million and $5.9 million for the six months ended June 30, 2017 and 2016, respectively. In addition to the above, we recorded a $5.0 million gain on the sale in the three months ended June 30, 2017.

On June 7, 2017, we announced that we had entered into a definitive agreement to sell 70-bed Sunbury Community Hospital, located in Sunbury Pennsylvania, and 47-bed Lock Haven Hospital, located in Lock Haven, Pennsylvania. The definitive agreement covers both hospitals and their affiliated outpatient facilities. We currently anticipate completing the sale of these hospitals in the third quarter of 2017.

On May 12, 2017, we announced that we had entered into a definitive agreement to sell 45-bed McKenzie Regional Hospital, located in McKenzie, Tennessee, and 45-bed Henderson County Community Hospital, located in Lexington, Tennessee. The definitive agreement covers both hospitals and their affiliated outpatient facilities. We currently anticipate completing the sale of these hospitals in the third quarter of 2017.

On March 31, 2017, we sold 60-bed Cherokee Medical Center and its affiliated outpatient facilities, located in Centre, Alabama, for $4.3 million. For the three months ended June 30, 2016, our operating results included a pre-tax loss of $1.0 million and pre-tax losses of $1.0 and $2.7 for the six months ended June 30, 2017 and 2016, respectively, related to Cherokee. In addition to the above, we recorded a $0.3 million gain on the sale in the first quarter of 2017.

Affordable Care Act

The Affordable Care Act, as currently structured, mandates that substantially all U.S. citizens maintain health insurance coverage, while expanding access to coverage through a combination of private sector health insurance reforms and public program expansion. In recent years, most of the states that have experienced the greatest reductions in rates of uninsured individuals have been those that expanded Medicaid coverage and established healthcare insurance exchanges at the state level. The outcome of the 2016 federal elections cast considerable uncertainty on the future of the Affordable Care Act, and it is unclear whether the trend of increased coverage will continue. In addition, several private health insurers have withdrawn, or have announced their intent to withdraw, from the healthcare insurance exchanges, which may threaten the stability of those marketplaces. Government efforts to change, alter the implementation of, or repeal the Affordable Care Act may have an adverse effect on our business, results of operations, cash flow, capital resources and liquidity.

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

Basis of Presentation

Our financial statements have been prepared under the assumption that QHC will continue as a going concern. We have limited stand-alone operating history and have experienced net losses in each of the quarters in 2016 subsequent to the Spin-off from CHS. See “— Liquidity and Capital Resources – Financial Outlook” for information on the CS Amendment and other factors impacting our future earnings projections.

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

The statements of income for the three and six months ended June 30, 2016, include expense allocations for certain corporate functions provided by CHS to QHC, including, but not limited to, executive and divisional management, employee benefits administration, treasury, accounting, risk management, audit, legal, procurement, human resources, information technology support and other administrative support services. These expenses were allocated to QHC based on direct usage or benefit where identifiable, with the remainder allocated to QHC using ratios based on revenues, expenses or licensed beds. Following the Spin-off, we began performing corporate functions using internal resources or purchased services, certain of which are required to be provided by CHS pursuant to the transition services agreements and other ancillary agreements.

Our financial statements as of and for the three and six months ended June 30, 2016 include certain reclassifications to conform to the presentation as of and for the three and six months ended June 30, 2017. These reclassifications had no net effect on our results of operations, financial position or cash flows reported in the Quarterly Report on Form 10-Q for the six months ended June 30, 2016. See Note 2 — Basis of Presentation and Significant Accounting Policies — Reclassifications in the accompanying financial statements.

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

The following tables provide a summary of our net operating revenues, before the provision for bad debts, for the three and six months ended June 30, 2017 and 2016, and on a sequential basis for the current period, by payor source (dollars in thousands):

	Three Months Ended June 30,
	2017		2016
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$160,167	27.4%	$167,549	28.0%
Medicaid	107,341	18.3%	113,283	18.9%
Managed care and commercial	238,448	40.7%	230,595	38.6%
Self-pay	55,310	9.5%	59,171	9.9%
Non-patient	23,949	4.1%	27,565	4.6%
Total net operating revenues, before the provision for bad debts	$585,215	100.0%	$598,163	100.0%

	Six Months Ended June 30,
	2017		2016
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$335,460	28.6%	$343,083	28.3%
Medicaid	204,010	17.4%	216,351	17.8%
Managed care and commercial	470,005	40.0%	474,879	39.2%
Self-pay	114,390	9.8%	123,925	10.2%
Non-patient	49,295	4.2%	54,409	4.5%
Total net operating revenues, before the provision for bad debts	$1,173,160	100.0%	$1,212,647	100.0%

	Three Months Ended
	June 30, 2017		March 31, 2017
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$160,167	27.4%	$175,293	29.8%
Medicaid	107,341	18.3%	96,669	16.4%
Managed care and commercial	238,448	40.7%	231,557	39.4%
Self-pay	55,310	9.5%	59,080	10.0%
Non-patient	23,949	4.1%	25,346	4.4%
Total net operating revenues, before the provision for bad debts	$585,215	100.0%	$587,945	100.0%

Charity Care

In the ordinary course of business, we provide services to patients who are financially unable to pay for hospital care. The related charges for those patients who are financially unable to pay that otherwise do not qualify for reimbursement from a governmental program are classified as charity care. We determine amounts that qualify for charity care primarily based on the patient’s household income relative to the poverty level guidelines established by the federal government. Our policy is to not pursue collections for such amounts; therefore, the related charges are recorded in operating revenues at the standard billing rates and fully offset in contractual allowances in the same period.

Electronic Health Record Incentive Payments

Pursuant to the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, we are eligible to receive incentive payments under the Medicare and Medicaid programs related to our hospitals and physician clinics that demonstrate meaningful use of certified electronic health record (“EHR”) technology. These payments are available for a maximum period of five or six years, depending on the program. If we fail to demonstrate meaningful use, we are subject to payment reductions. We incur both capital expenditures and operating expenses in connection with the implementation of EHR technology initiatives. The amount and timing of these expenditures does not directly correlate with the timing of the receipt of EHR payments or the recognition of EHR incentives as earned. We record EHR incentives in our statements of income as a reduction to our operating costs and expenses. As we move toward our full implementation of certified EHR technology, our EHR incentives will decline and ultimately end. For the three months ended June 30, 2017 and 2016, our EHR incentives earned were $1.8 million and $4.2 million, respectively, and $4.2 million and $8.5 million for the six months ended June 30, 2017 and 2016, respectively. We anticipate that we will earn approximately $5 million of EHR incentives for the full year 2017.

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

Third-Party Reimbursements and State Supplemental Payment Programs

Our estimate of the net realizable amount of our patient revenues due from third-party payors is subject to complexities, including interpretations of governmental regulations and payor-specific contractual agreements that are frequently changing. The Medicare and Medicaid programs, which are the payor sources for the majority of our patient revenues, are highly complex programs and subject to interpretation of federal and state-specific reimbursement rates, new or changing legislation and final cost report settlements. Contractual allowances are recorded in the period services are performed and the patient’s method of payment is verified. Estimates for contractual allowances are subject to change, in large part, due to ongoing contract negotiations and regulatory changes, which is typical in the U.S. healthcare industry. Revisions to estimates for contractual allowances are recorded in the periods in which they become known and may be subject to further revisions. All hospital contractual allowance calculations are reviewed on a monthly basis by management to ensure reasonableness and accuracy.

We use a third-party automated contractual allowance system to calculate our contractual allowances each month. Contractual allowances are calculated utilizing historical paid claims data by payor source, which is uploaded into the system each month. The key assumptions used by the system to calculate the current period estimated contractual allowances are derived on a payor-specific basis from the estimated contractual reimbursement percentage and historical paid claims data. The automated contractual allowance system does not include patient account level information, as it estimates an average contractual allowance for each payor source. Due to the complexities involved in the contractual allowance estimates, actual reimbursement payments we receive from third-party payors could be different from the amounts we estimated and recorded. If the actual contractual reimbursement percentages by payor source differed by 1% from our estimated contractual reimbursement percentages, our net loss for the six months ended June 30, 2017 would have changed by $20.6 million. If we applied a 1% differential to our patient accounts receivable due from governmental, managed care and commercial third-party payors as of June 30, 2017, patient accounts receivable, net would have changed by $21.2 million.

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans are estimated and recorded in the period patient services are performed and any revisions to estimates of previous program reimbursements are recorded in subsequent periods until the final cost report settlements are determined. We account for cost report settlements in contractual allowances in our statements of income and record these amounts as due from and due to third-party payors on our balance sheets. Contractual allowance adjustments related to previous program reimbursements and final cost report settlements favorably (unfavorably) impacted net operating revenues $1.4 million and $(2.5) million during the three months ended June 30, 2017 and 2016, respectively, and less than $(0.1) million and $(4.4) million during the six months ended June 30, 2017 and 2016, respectively.

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

The following table shows the portion of our Medicaid reimbursements attributable to state supplemental payment programs for the three and six months ended June 30, 2017 and 2016, and on a sequential basis for the current quarter (in thousands):

	Three Months Ended		Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	March 31,
	2017	2016	2017	2016	2017	2017

Medicaid revenues	$46,381	$55,105	$91,678	$107,320	$46,381	$45,297
Provider taxes and other expenses	17,230	18,604	34,123	38,030	17,230	16,893
Reimbursements attributable to state supplemental payment programs, net of expenses	$29,151	$36,501	$57,555	$69,290	$29,151	$28,404

The California Department of Health Care Services implemented the HQAF Program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients. Under the most recent phase of the program, covering the period January 2014 through December 2016, we recognized $11.3 million of Medicaid revenues for the three months ended June 30, 2016 and $2.7 million of provider taxes, for the three months ended June 30, 2016 and $22.3 million of Medicaid revenues and $5.4 million of provider taxes for the six months ended June 30, 2016. We have not recognized any revenues related to the HQAF program in 2017.

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

The following table provides a summary of the components of due from and due to third-party payors (in thousands):

	June 30,	December 31,
	2017	2016

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$22,182	$23,876
State supplemental payment programs	74,990	92,359
Total amounts due from third-party payors	$97,172	$116,235

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$31,535	$33,366
State supplemental payment programs	7,346	9,171
Total amounts due to third-party payors	$38,881	$42,537

Provision for Bad Debts and Allowance for Doubtful Accounts

The following table provides a summary of patient accounts receivable, before contractual allowances, discounts and allowance for doubtful accounts, by payor source (dollars in thousands):

	June 30, 2017		December 31, 2016
	$ Amount	% of Total	$ Amount	% of Total

Third-parties	$2,119,455	77.3%	$1,930,103	74.6%
Self-pay	621,630	22.7%	656,373	25.4%
Total patient accounts receivable, gross	$2,741,085	100.0%	$2,586,476	100.0%

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

Our policy is to write off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with practices within the U.S. healthcare industry. We had approximately $434.2 million and $420.3 million of past due patient account balances at June 30, 2017 and December 31, 2016, respectively, being pursued by secondary collection agencies, excluding accounts being pursued by PASI under the transition services agreement. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by these secondary collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections of any account balances previously written off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

For self-pay receivables, the total amount of contractual allowances, discounts and the allowance for doubtful accounts that reduces these receivables to their net carrying value as recorded in the balance sheets was $540.0 million and $571.7 million as of June 30, 2017 and December 31, 2016, respectively. If our self-pay receivables being pursued by secondary collection agencies were included in both gross self-pay receivables and the allowance for doubtful accounts above, the allowance for doubtful accounts related to self-pay receivables as a percentage of gross self-pay receivables would have been 92.3% and 92.1% at June 30, 2017 and December 31, 2016, respectively. If our actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in recoveries, our net loss for the six months ended June 30, 2017 would have changed by $6.1 million. If we applied a 1% differential to our estimate of the allowance for doubtful accounts related to self-pay receivables as of June 30, 2017, our patient accounts receivable, net would have changed by $6.2 million.

Days revenue outstanding related to patients accounts receivable, excluding amounts recorded as due to third-party payors, was 70 and 68 days as of June 30, 2017 and December 31, 2016, respectively. The portion of our allowance for doubtful accounts representing an adjustment for expected recoveries of self-pay receivables aged over 365 days that have been placed with outside collection agencies was 6 days as of June 30, 2017.

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

During the three months ended June 30, 2017, we recognized $12.9 million of impairment to property and equipment of certain hospitals which we have identified as potential divestiture candidates and for which we have received letters of intent. During the three months ended March 31, 2017, management made a decision to classify certain additional hospitals as held for sale. In connection with this decision, we evaluated the estimated relative fair value of the hospitals classified as held for sale in relation to the overall fair value of the hospital operations reporting unit utilizing a September 30, 2016 measurement date, which was the measurement date of our most recent annual goodwill impairment analysis, and recognized $3.3 million of impairment to long-lived assets and goodwill during the three months ended March 31, 2017, which consisted of $1.1 million of property and equipment, $0.8 million of capitalized software costs and $1.4 million of goodwill. See Note 3 — Impairment of Long-Lived Assets and Goodwill in our accompanying financial statements for information on our 2016 impairment charges.

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

A portion of our reserves for workers’ compensation and professional and general liability claims included on our balance sheets relates to incurred but not report claims prior to the Spin-off. These claims were fully indemnified by CHS under the terms of the Separation and Distribution Agreement. As a result, we have a corresponding receivable from CHS related to these claims on our balance sheets. See Note 17 — Commitments and Contingencies in our accompanying financial statements for tables that summarize the receivables and liabilities associated with these insurance reserves as of June 30, 2017 and December 31, 2016.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides for a single comprehensive principles-based model for the recognition of revenue across all industries using a five-step model to recognize revenue from customer contracts. The new standard significantly expands disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows as well as certain additional quantitative and qualitative disclosures. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016, and permits the use of either a full or modified retrospective approach upon adoption. In preparation for adoption of the ASU, we have established an implementation team that is evaluating the current impact the new standard will have on our revenue recognition policies, procedures, financial position, results of operations, cash flows, financial disclosures and control framework. Specifically, we are quantifying the impact on our results of operations, financial position and cash flows in order to determine which method, either full or modified retrospective, to use upon adoption. We are using a program management approach for the various revenue streams to accomplish the revenue, financial reporting and organizational impact analysis according to project milestones to ensure a systematic and timely process that will allow consideration of impact findings in the selection and implementation of a transition method. We cannot reasonably estimate at this time the quantitative impact that the adoption of this accounting standard will have on our consolidated financial statements. We note that industry guidance continues to develop and that further guidance regarding third-party reimbursements and other reimbursement programs unique to the healthcare industry may be issued in later 2017, which may impact our evaluation. In addition to new and expanded disclosures, we anticipate that the most significant impact will be to the presentation of the income statement, as the provision for doubtful accounts will be recorded as a direct reduction to revenues and will not be presented as a separate line item.

Results of Operations

A summary of our results of operations, including certain operating and financial data for the three and six months ended June 30, 2017 and 2016, and on a sequential basis for the current quarter, is included below. The definitions of certain terms used throughout “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” follows:

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

Same-facility. Same-facility financial and operating data, as presented in the comparative discussions herein, includes hospitals that are owned or leased during all periods. Our same-facility operating results for the three and six months ended June 30, 2017 and 2016, and the three months ended March 31, 2017, which are reported herein, have been adjusted to exclude the operating results of Sandhills, Barrow, and Cherokee which we sold on December 1, 2016, December 31, 2016 and March 31, 2017, respectively. Our same-facility operating results for the periods reported herein includes the operating results of Trinity since this hospital was not sold until June 30, 2017.

Bps Variance. In certain tables and discussions below, we have included a variance column that represents the subtraction of the basis points in the prior period percentage of revenues column from the basis points in the current period percentage of revenues column.

Licensed Beds. Licensed beds are the number of beds for which the appropriate state agency licenses a hospital, regardless of whether the beds are actually available for patient use.

Admissions. Admissions represent the number of patients admitted for inpatient services.

Adjusted Admissions. Adjusted admissions is computed by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

Continuing Hospitals Group. The Continuing Hospitals Group consists of twenty-four hospitals which we currently intend to continue to operate as part of our core business.

Divestitures Group. The Divestitures Group includes all hospitals that have been divested by us since the Spin-off. As of June 30, 2017, the Divestitures Group includes Barrow, Sandhills, Cherokee and Trinity. This group of hospitals has certain ongoing operations during the wind-down process related to the assets and liabilities which were not part of the hospital sales, typically accounts receivable collections or write-offs, prior period contractual adjustments associated with the Medicare and Medicaid programs through final cost report settlement and certain minimal operating expenses.

Potential Divestitures Group. The Potential Divestitures Group includes ten hospitals that management has identified for potential divestiture over the next twelve to fifteen month period. We are actively pursuing the sales of these hospitals and have received letters of intent on five of the hospitals with anticipated closing dates in the third quarter of 2017.

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

EBITDA. EBITDA is a non-GAAP financial measure that consists of net income (loss) before interest, income taxes, depreciation and amortization.

Adjusted EBITDA. Adjusted EBITDA, also a non-GAAP financial measure, is EBITDA adjusted to add back the effect of certain legal, professional and settlement costs, impairment of long-lived assets and goodwill, net gain (loss) on sale of hospitals, transaction costs related to the Spin-off, and severance costs for post-spin headcount reductions. We use Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by our management to assess the operating performance of our hospital operations business and to make decisions on the allocation of resources. Additionally, management utilizes Adjusted EBITDA in assessing our consolidated results of operations and in comparing our results of operations between periods.

Adjusted EBITDA, Adjusted for Divestitures. Adjusted EBITDA, Adjusted for Divestitures, also a non-GAAP financial measure, is further adjusted to exclude the effect of EBITDA of the Divestitures Group. We present Adjusted EBITDA, Adjusted for Divestitures because management believes this measure provides investors and other users of our financial statements with additional information about how management assesses the results of operations.

Adjusted EBITDA, Adjusted for Potential Divestitures. Adjusted EBITDA, Adjusted for Potential Divestitures, also a non-GAAP financial measure, is Adjusted EBITDA, Adjusted for Divestitures, and further adjusted to exclude the effect of EBITDA of the Potential Divestitures Group. We present Adjusted EBITDA, Adjusted for Potential Divestitures because management believes this measure provides investors and other users of our financial statements with additional information about how management assesses the results of operations.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table provides a summary of our results of operations, both in dollars and as a percentage of net operating revenues (dollars in thousands):

	Three Months Ended June 30,
	2017		2016
		% of		% of
	$ Amount	Revenues	$ Amount	Revenues

Operating revenues, net of contractual allowances and discounts	$585,215		$598,163
Provision for bad debts	55,069		68,426
Net operating revenues	530,146	100.0%	529,737	100.0%
Operating costs and expenses:
Salaries and benefits	265,309	50.0%	264,886	50.0%
Supplies	64,112	12.1%	64,136	12.1%
Other operating expenses	157,613	29.8%	163,185	30.8%
Depreciation and amortization	20,586	3.9%	31,463	5.9%
Rent	12,152	2.3%	12,545	2.4%
Electronic health records incentives earned	(1,777)	(0.3)%	(4,247)	(0.8)%
Legal, professional and settlement costs	3,934	0.7%	5,447	1.0%
Impairment of long-lived assets and goodwill	12,900	2.4%	250,400	47.3%
Loss (gain) on sale of hospitals, net	(4,321)	(0.8)%	—	—%
Transaction costs related to the Spin-off	—	—%	1,177	0.2%
Total operating costs and expenses	530,508	100.1%	788,992	148.9%
Income (loss) from operations	(362)	(0.1)%	(259,255)	(48.9)%
Interest expense, net	30,458	5.7%	29,276	5.6%
Income (loss) before income taxes	(30,820)	(5.8)%	(288,531)	(54.5)%
Provision for (benefit from) income taxes	(245)	0.0%	(44,565)	(8.4)%
Net income (loss)	(30,575)	(5.8)%	(243,966)	(46.1)%
Less: Net income (loss) attributable to noncontrolling interests	55	—%	1,095	0.2%
Net income (loss) attributable to Quorum Health Corporation	$(30,630)	(5.8)%	$(245,061)	(46.3)%

The following table reconciles Adjusted EBITDA, Adjusted EBITDA, Adjusted for Divestitures and Adjusted EBITDA, Adjusted for Potential Divestitures, to net income (loss), the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,
	2017	2016

Net income (loss)	$(30,575)	$(243,966)
Interest expense, net	30,458	29,276
Provision for (benefit from) income taxes	(245)	(44,565)
Depreciation and amortization	20,586	31,463
EBITDA	20,224	(227,792)
Legal, professional and settlement costs	3,934	5,447
Impairment of long-lived assets and goodwill	12,900	250,400
Loss (gain) on sale of hospitals, net	(4,321)	—
Transaction costs related to the Spin-off	—	1,177
Post-spin headcount reductions	1,693	—
Adjusted EBITDA	34,430	29,232
Negative EBITDA of divested hospitals	4,716	6,060
Adjusted EBITDA, Adjusted for Divestitures	39,146	35,292
Negative EBITDA of potential divestitures	1,762	1,699
Adjusted EBITDA, Adjusted for Potential Divestitures	$40,908	$36,991

Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended June 30,
	2017	2016	$ Variance	% Variance

Consolidated and combined:
Net patient revenues, before the provision for bad debts	$561,266	$570,598	$(9,332)	(1.6)%
Provision for bad debts	55,069	68,426	(13,357)	(19.5)%
Total net patient revenues	506,197	502,172	4,025	0.8%
Non-patient revenues	23,949	27,565	(3,616)	(13.1)%
Total net operating revenues	$530,146	$529,737	$409	0.1%
Net patient revenues per adjusted admission	$9,099	$8,520	$579	6.8%
Net operating revenues per adjusted admission	$9,529	$8,987	$542	6.0%

Same-facility:
Net patient revenues, before the provision for bad debts	$561,538	$546,896	$14,642	2.7%
Provision for bad debts	55,076	61,322	(6,246)	(10.2)%
Total net patient revenues	506,462	485,574	20,888	4.3%
Non-patient revenues	23,930	27,319	(3,389)	(12.4)%
Total net operating revenues	$530,392	$512,893	$17,499	3.4%
Net patient revenues per adjusted admission	$9,103	$8,713	$390	4.5%
Net operating revenues per adjusted admission	$9,534	$9,203	$331	3.6%

The following table provides information related to our net operating revenues, before the provision for bad debts, by payor source (dollars in thousands):

	Three Months Ended June 30,
	2017		2016		2017 vs 2016
	$ Amount	% of Total	$ Amount	% of Total	$ Variance	bps Variance

Consolidated and combined:
Medicare	$160,167	27.4%	$167,549	28.0%	$(7,382)	(0.6)%
Medicaid	107,341	18.3%	113,283	18.9%	(5,942)	(0.6)%
Managed care and commercial	238,448	40.7%	230,595	38.6%	7,853	2.1%
Self-pay	55,310	9.5%	59,171	9.9%	(3,861)	(0.4)%
Non-patient	23,949	4.1%	27,565	4.6%	(3,616)	(0.5)%
Total net operating revenues, before the provision for bad debts	$585,215	100.0%	$598,163	100.0%	$(12,948)

Same-facility:
Medicare	$161,633	27.6%	$160,966	28.0%	$667	(0.4)%
Medicaid	107,337	18.3%	109,591	19.1%	(2,254)	(0.8)%
Managed care and commercial	237,367	40.6%	223,168	38.8%	14,199	1.8%
Self-pay	55,201	9.4%	53,171	9.3%	2,030	0.1%
Non-patient	23,930	4.1%	27,319	4.8%	(3,389)	(0.7)%
Total net operating revenues, before the provision for bad debts	$585,468	100.0%	$574,215	100.0%	$11,253

The following table provides information related to certain drivers of our net operating revenues:

	Three Months Ended June 30,
	2017	2016	Variance	% Variance

Consolidated and combined:
Number of licensed beds at end of period	3,168	3,579	(411)	(11.5)%
Admissions	22,270	23,618	(1,348)	(5.7)%
Adjusted admissions	55,634	58,942	(3,308)	(5.6)%
Emergency room visits	167,575	182,301	(14,726)	(8.1)%
Medicare case mix index	1.43	1.38	0.05	3.6%

Same-facility:
Number of licensed beds at end of period	3,168	3,168	—	—%
Admissions	22,270	22,617	(347)	(1.5)%
Adjusted admissions	55,634	55,730	(96)	(0.2)%
Emergency room visits	167,575	171,779	(4,204)	(2.4)%
Medicare case mix index	1.41	1.39	0.02	1.4%

Net operating revenues for the three months ended June 30, 2017 increased $0.4 million compared to the three months ended June 30, 2016, consisting of a $4.0 million increase in net patient revenues and a $3.6 million decrease in non-patient revenues. Our net patient revenues, before the provision for bad debts, decreased $9.3 million, or 1.6%, consisting of a $24.9 million decline from the Divestitures Group, a $3.6 million increase in the Potential Divestitures Group and a $12.0 million increase in the Continuing Hospitals Group. Our net patient revenues, before the provision for bad debts, of the Continuing Hospitals Group does not include any revenues from the California HQAF program in the 2017 period due to the pending approval by CMS of the program for the 2017 – 2019 period. The three months ended June 30, 2016 included revenues of $11.3 million from this program. Excluding this item, net patient revenues of the Continuing Hospitals Group increased $23.3 million, consisting of $7.7 million from volumes and $15.6 million from payor rates. On a consolidated basis, admissions and adjusted admissions declined 5.7% and 5.6%, respectively, for the three months ended June 30, 2017 compared to the same 2016 period. For the Continuing Hospitals Group, admissions and adjusted admissions increased 1.5% and 2.6%, respectively, for the three months ended June 30, 2017 compared to the same 2016 period. Non-

patient revenues decreased $3.6 million primarily related to our management advisory and consulting services business in the 2017 period.

Provision for Bad Debts

The provision for bad debts decreased $13.4 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a $7.0 million decrease of the Divestitures Group and a $3.5 million reduction in the reserve for accounts aged greater than 365 days due to the improved collectability of those accounts.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended June 30,
	2017	2016	$ Variance	% Variance

Salaries and benefits	$265,309	$264,886	$423	0.2%
Hospital operations salaries and benefits	$240,459	$243,334	$(2,875)	(1.2)%
Hospital operations salaries and benefits per adjusted admission	$4,322	$4,128	$194	4.7%
Hospital operations man-hours per adjusted admission	105.6	103.9	1.7	1.6%

Salaries and benefits increased $0.4 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Salaries and benefits declined $9.7 million related to the Divestitures Group and $2.1 million related to the Potential Divestitures Group primarily resulting from decreased adjusted admissions of 5.2% for the three months ended June 30, 2016 compared to the same 2016 period. These declines were offset by an increase of $9.0 million for the Continuing Hospitals Group primarily resulting from increased adjusted admissions of 2.6% for these same periods. The portion of our salaries and benefits expenses related to corporate functions was $11.0 million and $6.4 million in the three months ended June 30, 2017 and 2016, respectively, which included $2.5 million and $1.9 million of stock-based compensation for these respective periods. Prior to the Spin-off, management fees were allocated to QHC for corporate functions of CHS and were included in other operating expenses. The increase in corporate salaries and benefits as a result of the Spin-off was partially offset by a reduction in corporate and QHR salaries and benefits in the 2017 period when compared to the post-spin portion of the 2016 period due to headcount reductions in November 2016 and May 2017.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admissions amounts):

	Three Months Ended June 30,
	2017	2016	$ Variance	% Variance

Supplies	$64,112	$64,136	$(24)	—%
Supplies per adjusted admission	$1,152	$1,088	$64	5.9%

Supplies expense for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was relatively flat. Supplies expense declined $2.1 million related to the Divestitures Group and $0.3 million related to the Potential Divestitures Group. Supplies expense of the Continuing Hospitals Group increased $2.4 million, primarily due to increases in implant costs and a decline in rebates and administrative fee reimbursements from the renegotiated contract with our group purchasing organization in connection with the Spin-off.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	$ Variance	% Variance

Purchased services	$43,843	$44,636	$(793)	(1.8)%
Taxes and insurance	33,610	34,261	(651)	(1.9)%
Medical specialist fees	28,888	25,182	3,706	14.7%
Transition services agreements and allocations from Parent	15,986	17,841	(1,855)	(10.4)%
Repairs and maintenance	9,759	10,730	(971)	(9.0)%
Utilities	6,727	7,001	(274)	(3.9)%
Management fees from Parent	—	2,966	(2,966)	(100.0)%
Other miscellaneous operating expenses	18,800	20,568	(1,768)	(8.6)%
Total other operating expenses	$157,613	$163,185	$(5,572)	(3.4)%

Other operating expenses decreased $5.6 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Other operating expenses declined $7.1 million related to the Divestitures Group and declined $2.7 million related to provider taxes included in the 2016 period with no comparable expense in the 2017 period related to the California HQAF program, which has not yet been approved by CMS for the 2017-2019 program period. The remaining reduction in other operating expenses primarily relate to corporate salaries and benefits being allocated as management fees from Parent in the portion of the 2016 period prior to the Spin-off. Offsetting these amounts, we had a $3.7 million increase in medical specialists fees primarily due to new contracts related to emergency room services and subsidies to various third parties, including hospitalists. We are disputing in arbitration certain charges under the transition services agreements with our former Parent.

Depreciation and Amortization

Depreciation and amortization expense decreased $10.9 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This decrease was primarily due to the overall reduction in our long-lived assets due to divestitures, impairment charges reducing the asset bases of our long-lived assets and the discontinuation of depreciation and amortization related to long-lived assets upon being reclassified as held for sale.

Rent

Rent expense for the three months ended June 30, 2017 decreased $0.4 million compared to the three months ended June 30, 2016. As a percentage of net operating revenues, rent expense was comparable for these periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned decreased $2.5 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to the decrease in activity as we move closer toward full implementation of EHR. See Note 2 — Basis of Presentation and Significant Accounting Policies in the accompanying financial statements for additional information on EHR.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs decreased $1.5 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to costs in the 2016 period related to a QHR legal matter which was ultimately settled in the first quarter of 2017. Legal, professional and settlement costs include legal costs and related settlements, if any, associated with regulatory claims, government investigations into reimbursement payments, claims related to QHR contracts and costs of projects approved by the Board.

Impairment of Long-Lived Assets and Goodwill

We recognized $12.9 million of impairment to long-lived assets during the three months ended June 30, 2017 of certain hospitals which we have identified as potential divestiture candidates and for which we have received letters of intent.

We recognized impairment of $250.4 million to long-lived assets in the three months ended June 30, 2016, consisting of $41.0 million to property and equipment, $4.4 million to capitalized software assets and $205.0 million to goodwill. Our goodwill impairment analysis included an assessment of $5.0 million of impairment to hospitals reclassified in this period to held for sale. The remaining $200.0 million of impairment was recognized as a result of a preliminary step-two impairment analysis in which we determined the implied fair value of goodwill related to our hospital operating reporting unit in a hypothetical purchase price allocation. This amount was subsequently adjusted downward to $120.0 million in the fourth quarter of 2016 upon finalizing the step-two impairment analysis.

Loss (Gain) on Sale of Hospitals, Net

We recognized a $4.3 million gain on the sale of hospitals, net in the three months ended June 30, 2017 primarily related to the sale of Trinity in the second quarter of 2017. See Note 4 — Divestitures in the accompanying financial statements for additional information on divestitures.

Interest Expense, Net

The following table provides information related to interest expense, net (in thousands):

	Three Months Ended June 30,
	2017	2016	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$192	$85	$107	125.9%
Term Loan Facility	16,642	10,432	6,210	59.5%
ABL Credit Facility	613	82	531	647.6%
Senior Notes	11,629	8,914	2,715	30.5%
Amortization of debt issuance costs and discounts	2,224	1,191	1,033	86.7%
All other interest expense (income), net	(842)	(359)	(483)	134.5%
Total interest expense, net, from long-term debt	30,458	20,345	10,113	49.7%
Due to Parent, net	—	8,931	(8,931)	(100.0)%
Total interest expense, net	$30,458	$29,276	$1,182	4.0%

Interest expense, net increased $1.2 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Following the Spin-off, interest expense is calculated based on the terms of our credit agreements and senior notes. The effective interest rates for our Term Loan Facility and Senior Notes were approximately 8.8% and 12.5%, respectively, at June 30, 2017 and 7.6% and 12.5% at June 30, 2016. Our Senior Credit Facility was amended on April 11, 2017, which increased the interest rate terms on our Term Loan Facility. Additionally, for the portion of the 2016 period prior to the Spin-off, we were charged interest on the amounts due to CHS at various rates ranging from 4% to 7%. Interest computations on this indebtedness were based on the outstanding balance of Due to Parent, net at the end of each month. This debt with CHS was extinguished on April 29, 2016. See Liquidity and Capital Resources below and Note 7 – Long-Term Debt in the accompanying financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

Benefit from income taxes was $0.2 million for the three months ended June 30, 2017 and $44.6 million for the three months ended June 30, 2016. Our effective tax rates were 0.8% and 15.4% for these respective periods. The decrease in our effective tax rate for the three months ended June 30, 2017 when compared to the three months ended June 30, 2016 was primarily due to recording a valuation allowance against the deferred tax assets arising from our pre-tax loss in the 2017 period that are not more likely than not to be recognized.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests was $0.1 million and $1.1 million in the three months ended June 30, 2017 and 2016, respectively. As a percentage of net operating revenues, it was relatively flat.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table provides a summary of our results of operations, both in dollars and as a percentage of net operating revenues (dollars in thousands):

	Six Months Ended June 30,
	2017		2016
		% of		% of
	$ Amount	Revenues	$ Amount	Revenues

Operating revenues, net of contractual allowances and discounts	$1,173,160		$1,212,647
Provision for bad debts	115,374		133,359
Net operating revenues	1,057,786	100.0%	1,079,288	100.0%
Operating costs and expenses:
Salaries and benefits	529,911	50.1%	521,748	48.3%
Supplies	127,934	12.1%	127,797	11.8%
Other operating expenses	321,037	30.4%	327,648	30.5%
Depreciation and amortization	42,706	4.0%	62,620	5.8%
Rent	24,254	2.3%	25,094	2.3%
Electronic health records incentives earned	(4,229)	(0.4)%	(8,455)	(0.8)%
Legal, professional and settlement costs	4,469	0.4%	5,688	0.5%
Impairment of long-lived assets and goodwill	16,200	1.5%	250,400	23.2%
Loss (gain) on sale of hospitals, net	(5,191)	(0.5)%	—	—%
Transaction costs related to the Spin-off	31	—%	4,912	0.5%
Total operating costs and expenses	1,057,122	99.9%	1,317,452	122.1%
Income (loss) from operations	664	0.1%	(238,164)	(22.1)%
Interest expense, net	57,988	5.5%	56,728	5.2%
Income (loss) before income taxes	(57,324)	(5.4)%	(294,892)	(27.3)%
Provision for (benefit from) income taxes	456	0.1%	(46,239)	(4.3)%
Net income (loss)	(57,780)	(5.5)%	(248,653)	(23.0)%
Less: Net income (loss) attributable to noncontrolling interests	411	—%	1,410	0.2%
Net income (loss) attributable to Quorum Health Corporation	$(58,191)	(5.5)%	$(250,063)	(23.2)%

The following table reconciles Adjusted EBITDA, Adjusted EBITDA, Adjusted for Divestitures and Adjusted EBITDA, Adjusted for Potential Divestitures, to net income (loss), the most directly comparable U.S. GAAP financial measure (in thousands):

	Six Months Ended June 30,
	2017	2016

Net income (loss)	$(57,780)	$(248,653)
Interest expense, net	57,988	56,728
Provision for (benefit from) income taxes	456	(46,239)
Depreciation and amortization	42,706	62,620
EBITDA	43,370	(175,544)
Legal, professional and settlement costs	4,469	5,688
Impairment of long-lived assets and goodwill	16,200	250,400
Loss (gain) on sale of hospitals, net	(5,191)	—
Transaction costs related to the Spin-off	31	4,912
Post-spin headcount reductions	1,693	—
Adjusted EBITDA	60,572	85,456
Negative EBITDA of divested hospitals	6,652	9,427
Adjusted EBITDA, Adjusted for Divestitures	67,224	94,883
Negative EBITDA (EBITDA) of potential divestitures	7,620	(2,948)
Adjusted EBITDA, Adjusted for Potential Divestitures	$74,844	$91,935

Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Six Months Ended June 30,
	2017	2016	$ Variance	% Variance

Consolidated and combined:
Net patient revenues, before the provision for bad debts	$1,123,865	$1,158,238	$(34,373)	(3.0)%
Provision for bad debts	115,374	133,359	(17,985)	(13.5)%
Total net patient revenues	1,008,491	1,024,879	(16,388)	(1.6)%
Non-patient revenues	49,295	54,409	(5,114)	(9.4)%
Total net operating revenues	$1,057,786	$1,079,288	$(21,502)	(2.0)%
Net patient revenues per adjusted admission	$8,964	$8,631	$333	3.9%
Net operating revenues per adjusted admission	$9,402	$9,089	$313	3.4%

Same facility:
Net patient revenues, before the provision for bad debts	$1,119,913	$1,110,684	$9,229	0.8%
Provision for bad debts	114,725	118,929	(4,204)	(3.5)%
Total net patient revenues	1,005,188	991,755	13,433	1.4%
Non-patient revenues	49,165	53,923	(4,758)	(8.8)%
Total net operating revenues	$1,054,353	$1,045,678	$8,675	0.8%
Net patient revenues per adjusted admission	$8,994	$8,828	$166	1.9%
Net operating revenues per adjusted admission	$9,434	$9,308	$126	1.4%

The following table provides information related to our net operating revenues, before the provision for bad debts, by payor source (dollars in thousands):

	Six Months Ended June 30,
	2017		2016		2017 v 2016
	$ Amount	% of Total	$ Amount	% of Total	$ Variance	bps Variance

Consolidated and combined:
Medicare	$335,460	28.6%	$343,083	28.3%	$(7,623)	0.3%
Medicaid	204,010	17.4%	216,351	17.8%	(12,341)	(0.4)%
Managed care and commercial	470,005	40.0%	474,879	39.2%	(4,874)	0.8%
Self-pay	114,390	9.8%	123,925	10.2%	(9,535)	(0.4)%
Non-patient	49,295	4.2%	54,409	4.5%	(5,114)	(0.3)%
Total net operating revenues, before the provision for bad debts	$1,173,160	100.0%	$1,212,647	100.0%	$(39,487)

Same-facility:
Medicare	$335,090	28.7%	$329,363	28.3%	$5,728	0.4%
Medicaid	203,018	17.4%	209,859	18.0%	(6,841)	(0.6)%
Managed care and commercial	467,694	40.0%	460,065	39.5%	7,629	0.5%
Self-pay	114,111	9.8%	111,398	9.6%	2,713	0.2%
Non-patient	49,165	4.1%	53,923	4.6%	(4,758)	(0.5)%
Total net operating revenues, before the provision for bad debts	$1,169,078	100.0%	$1,164,607	100.0%	$4,471

The following table provides information related to certain drivers of our net operating revenues:

	Six Months Ended June 30,
	2017	2016	$ Variance	% Variance

Consolidated and combined:
Number of licensed beds at end of period	3,168	3,579	(411)	(11.5)%
Admissions	45,926	48,610	(2,684)	(5.5)%
Adjusted admissions	112,501	118,746	(6,245)	(5.3)%
Emergency room visits	340,514	367,235	(26,721)	(7.3)%
Medicare case mix index	1.41	1.37	0.04	2.9%

Same-facility:
Number of licensed beds at end of period	3,168	3,168	—	—%
Admissions	45,708	46,550	(842)	(1.8)%
Adjusted admissions	111,763	112,346	(583)	(0.5)%
Emergency room visits	338,464	345,973	(7,509)	(2.2)%
Medicare case mix index	1.40	1.38	0.02	1.4%

Net operating revenues decreased $21.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, consisting of a decrease of $16.4 million in net patient revenues and a $5.1 million decrease in non-patient revenues. Our net patient revenues, before the provision for bad debts, decreased $34.4 million, or 3.0%, consisting of a $45.2 million decline in the Divestitures Group, a $2.6 million decline in the Potential Divestitures Group and a $13.4 million increase in the Continuing Hospitals Group. Our net patient revenues, before the provision for bad debts, of the Continuing Hospitals Group does not include any revenues from the California HQAF program in the 2017 period due to the pending approval by CMS of the program for the 2017 – 2019 period. The six months ended June 30, 2016 included revenues of $22.3 million from this program. Excluding this item, net patient revenues of the Continuing Hospitals Group increased $35.7 million, consisting of $11.2 million from volumes and $24.5 million from payor rates. On a consolidated basis, admissions and adjusted admissions declined 5.5% and 5.3%, respectively, for the six months ended June 30, 2017 when compared to the same 2016 period. For the Continuing Hospitals Group, admissions increased 0.4% and adjusted admissions increased 1.4% for the six months ended June 30, 2017 when compared to the same 2016 period. Non-patient revenues decreased $5.1 million primarily related to our management advisory and consulting services business in the 2017 period.

Provision for Bad Debts

The provision for bad debts decreased $18.0 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a $14.2 million decrease of the Divestitures Group and a $3.5 million reduction in the reserve for accounts aged greater than 365 days due to the improved collectability of those accounts.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Six Months Ended June 30,
	2017	2016	$ Variance	% Variance

Salaries and benefits	$529,911	$521,748	$8,163	1.6%
Hospital operations salaries and benefits	$481,841	$484,881	$(3,040)	(0.6)%
Hospital operations salaries and benefits per adjusted admission	$4,283	$4,083	$200	4.9%
Hospital operations man-hours per adjusted admission	104.7	103.0	1.7	1.6%

Salaries and benefits increased $8.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Salaries and benefits declined $17.7 million related to the Divestitures Group and $0.6 million related to the Potential Divestitures Group primarily resulting from decreased adjusted admissions of 4.1% for the six months ended June 30, 2017 when compared to the same 2016 period. These declines were offset by an increase of $15.3 million for the Continuing Hospitals Group primarily resulting from increased adjusted admissions of 1.4% for these same periods. The portion of our salaries and benefits expenses related to the corporate office was $20.0 million and $6.4 million in the six months ended June 30, 2017 and 2016, respectively, which included $5.3 million and $1.9 million of stock-based compensation for these respective periods. Prior to the Spin-off, management fees were allocated to QHC for corporate functions of CHS and were included in other operating expenses. The increase in corporate salaries and benefits as a result of the Spin-off was partially offset by a reduction in corporate and QHR salaries and benefits in the 2017 period when compared to the post-spin portion of the 2016 period due to headcount reductions in November 2016 and May 2017.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admissions amounts):

	Six Months Ended June 30,
	2017	2016	$ Variance	% Variance

Supplies	$127,934	$127,797	$137	0.1%
Supplies per adjusted admission	$1,137	$1,076	$61	5.7%

Supplies expense for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was relatively flat. Supplies expense declined $3.7 million related to the Divestitures Group and $0.5 million related to the Potential Divestitures Group. Supplies expense of the Continuing Hospitals Group increased $4.4 million, primarily due to increases in implant costs and a decline in rebates and administrative fee reimbursements from the renegotiated contract with our group purchasing organization in connection with the Spin-off.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Six Months Ended June 30,
	2017	2016	$ Variance	% Variance

Purchased services	$89,439	$90,120	$(681)	(0.8)%
Taxes and insurance	67,853	69,567	(1,714)	(2.5)%
Medical specialist fees	57,351	49,532	7,819	15.8%
Transition services agreements and allocations from Parent	32,268	34,098	(1,830)	(5.4)%
Repairs and maintenance	21,202	21,966	(764)	(3.5)%
Utilities	13,392	14,156	(764)	(5.4)%
Management fees from Parent	—	11,792	(11,792)	(100.0)%
Other miscellaneous operating expenses	39,532	36,417	3,115	8.6%
Total other operating expenses	$321,037	$327,648	$(6,611)	(2.0)%

Other operating expenses decreased $6.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Other operating expenses declined $11.7 million as a result of the Divestitures Group and declined $5.4 million related to provider taxes included in the 2016 period with no comparable expense in the 2017 period related to the California HQAF program, which has not yet been approved by CMS. The remaining reduction in other operating expenses primarily related to corporate salaries and benefits being allocated as management fees from Parent in the portion of the 2016 period prior to the Spin-off. Offsetting these amounts, we had a $7.8 million increase in medical specialist fees primarily due to new contracts related to emergency room services and subsidies to various third parties, including hospitalists. We are disputing in arbitration certain charges under the transition services agreements with our former Parent.

Depreciation and Amortization

Depreciation and amortization expense decreased $19.9 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This decrease was primarily due to the overall reduction in our long-lived assets due to divestitures, impairment charges reducing the asset bases of our long-lived assets and the discontinuation of depreciation and amortization related to long-lived assets upon being reclassified as held for sale.

Rent

Rent expense decreased $0.8 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. As a percentage of net operating revenues, rent expense was comparable for these periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned decreased $4.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the decrease in activity as we move closer toward full implementation of EHR. See Note 2 — Basis of Presentation and Significant Accounting Policies in the accompanying financial statements for additional information on EHR.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs decreased $1.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. These costs include legal costs and related settlements, if any, associated with regulatory claims, government investigations into reimbursement payments, claims associated with QHR contracts and costs for projects approved by the Board.

Impairment of Long-Lived Assets and Goodwill

We recognized $16.2 million of impairment to long-lived assets in the six months ended June 30, 2017. In the first quarter of 2017, we classified additional hospitals as held for sale. As part of this process, we evaluated the estimated relative fair value of all hospitals classified as held for sale in relation to the overall fair value of our hospital operations reporting unit utilizing a September 30, 2016 measurement date, which was the measurement date of our most recent annual goodwill impairment analysis, and recorded impairments of $1.1 million to property and equipment, $0.8 million to capitalized software costs and $1.4 million to goodwill. In the second quarter of 2017, we recognized $12.9 million of impairment to long-lived assets of certain hospitals which we have identified as potential divestiture candidates and for which we have received letters of intent.

We recognized impairment of $250.4 million to long-lived assets in the six months ended June 30, 2016, consisting of $41.0 million to property and equipment, $4.4 million to capitalized software assets and $205.0 million to goodwill, as discussed above.

Loss (Gain) on Sale of Hospitals, Net

We recognized a $5.2 million gain on the sale of hospitals, net in the six months ended June 30, 2017. This net gain primarily consisted of a $0.8 million gain on the sale of Cherokee in the first quarter of 2017 and a $5.0 million gain on the sale of Trinity in the second quarter of 2017. See Note 4 — Divestitures in the accompanying financial statements for additional information on divestitures.

Interest Expense, Net

The following table provides information related to interest expense, net (in thousands):

	Six Months Ended June 30,
	2017	2016	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$331	$85	$246	289.4%
Term Loan Facility	31,283	10,432	20,851	199.9%
ABL Credit Facility	869	82	787	959.8%
Senior Notes	23,255	8,914	14,341	160.9%
Amortization of debt issuance costs and discounts	4,204	1,191	3,013	253.0%
All other interest expense (income), net	(1,954)	210	(2,164)	(1,030.5)%
Total interest expense, net, from long-term debt	57,988	20,914	37,074	177.3%
Due to Parent, net	—	35,814	(35,814)	(100.0)%
Total interest expense, net	$57,988	$56,728	$1,260	2.2%

Interest expense, net increased $1.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Following the Spin-off, interest expense is calculated based on the terms of our credit agreements and senior notes. The effective interest rates for our Term Loan Facility and Senior Notes were approximately 8.8% and 12.5%, respectively, at June 30, 2017 and 7.6% and 12.5% at June 30, 2016, respectively. Our Senior Credit Facility was amended on April 11, 2017, which increased the interest rate terms on our Term Loan Facility. Additionally, for the portion of the 2016 period prior to the Spin-off, we were charged interest on the amounts due to CHS at various rates ranging from 4% to 7%. Interest computations on this indebtedness were based on the outstanding balance of Due to Parent, net at the end of each month. This debt with CHS was extinguished on April 29, 2016. See Liquidity and Capital Resources below and Note 7 – Long-Term Debt in the accompanying financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $0.5 million for the six months ended June 30, 2017 and the benefit from income taxes was $46.2 million for the six months ended June 30, 2016. Our effective tax rates were (0.8)% and 15.7% for these respective periods. The decrease in our effective tax rate for the six months ended June 30, 2017 when compared to the six months ended June 30, 2016 was primarily due to recording a valuation allowance against the deferred tax assets arising from our pre-tax loss in the 2017 period that are not more likely than not to be recognized.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests was $0.4 million and $1.4 million in the six months ended June 30, 2017 and 2016, respectively. As a percentage of net operating revenues, it was relatively flat.

Three Months Ended June 30, 2017 Compared to Three Months Ended March 31, 2017

We have disclosed a comparison of our operating results on a sequential basis for the current quarter because we believe that this information is meaningful due to the divestitures in 2017 and the potential divestitures that we are able to target now that we are an independent company.

The following table provides a summary of our results of operations, both in dollars and as a percentage of net operating revenues (dollars in thousands):

	Three Months Ended
	June 30, 2017		March 31, 2017
		% of		% of
	$ Amount	Revenues	$ Amount	Revenues

Operating revenues, net of contractual allowances and discounts	$585,215		$587,945
Provision for bad debts	55,069		60,305
Net operating revenues	530,146	100.0%	527,640	100.0%
Operating costs and expenses:
Salaries and benefits	265,309	50.0%	264,602	50.1%
Supplies	64,112	12.1%	63,822	12.1%
Other operating expenses	157,613	29.8%	163,424	31.1%
Depreciation and amortization	20,586	3.9%	22,120	4.2%
Rent	12,152	2.3%	12,102	2.3%
Electronic health records incentives earned	(1,777)	(0.3)%	(2,452)	(0.5)%
Legal, professional and settlement costs	3,934	0.7%	535	0.1%
Impairment of long-lived assets and goodwill	12,900	2.4%	3,300	0.6%
Loss (gain) on sale of hospitals, net	(4,321)	(0.8)%	(870)	(0.2)%
Transaction costs related to the Spin-off	—	—%	31	—%
Total operating costs and expenses	530,508	100.1%	526,614	99.8%
Income (loss) from operations	(362)	(0.1)%	1,026	0.2%
Interest expense, net	30,458	5.7%	27,530	5.2%
Income (loss) before income taxes	(30,820)	(5.8)%	(26,504)	(5.0)%
Provision for (benefit from) income taxes	(245)	—%	701	0.2%
Net income (loss)	(30,575)	(5.8)%	(27,205)	(5.2)%
Less: Net income (loss) attributable to noncontrolling interests	55	—%	356	—%
Net income (loss) attributable to Quorum Health Corporation	$(30,630)	(5.8)%	$(27,561)	(5.2)%

The following table reconciles Adjusted EBITDA, Adjusted EBITDA, Adjusted for Divestitures and Adjusted EBITDA, Adjusted for Potential Divestitures, to net income (loss), the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended
	June 30, 2017	March 31, 2017

Net income (loss)	$(30,575)	$(27,205)
Interest expense, net	30,458	27,530
Provision for (benefit from) income taxes	(245)	701
Depreciation and amortization	20,586	22,120
EBITDA	20,224	23,146
Legal, professional and settlement costs	3,934	535
Impairment of long-lived assets and goodwill	12,900	3,300
Loss (gain) on sale of hospitals, net	(4,321)	(870)
Transaction costs related to the Spin-off	—	31
Post-spin headcount reductions	1,693	—
Adjusted EBITDA	34,430	26,142
Negative EBITDA of divested hospitals	4,716	1,936
Adjusted EBITDA, Adjusted for Divestitures	39,146	28,078
Negative EBITDA of potential divestitures	1,762	5,858
Adjusted EBITDA, Adjusted for Potential Divestitures	$40,908	$33,936
Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended
	June 30, 2017	March 31, 2017	$ Variance	% Variance

Consolidated:
Net patient revenues, before the provision for bad debts	$561,266	$562,599	$(1,333)	(0.2)%
Provision for bad debts	55,069	60,305	(5,236)	(8.7)%
Total net patient revenues	506,197	502,294	3,903	0.8%
Non-patient revenues	23,949	25,346	(1,397)	(5.5)%
Total net operating revenues	$530,146	$527,640	$2,506	0.5%
Net patient revenues per adjusted admission	$9,099	$8,834	$265	3.0%
Net operating revenues per adjusted admission	$9,529	$9,280	$249	2.7%

Same-facility:
Net patient revenues, before the provision for bad debts	$561,538	$558,375	$3,163	0.6%
Provision for bad debts	55,076	59,649	(4,573)	(7.7)%
Total net patient revenues	506,462	498,726	7,736	1.6%
Non-patient revenues	23,930	25,235	(1,305)	(5.2)%
Total net operating revenues	$530,392	$523,961	$6,431	1.2%
Net patient revenues per adjusted admission	$9,103	$8,886	$217	2.4%
Net operating revenues per adjusted admission	$9,534	$9,335	$199	2.1%

The following table provides information related to our net operating revenues, before the provision for bad debts, by payor source (dollars in thousands):

	Three Months Ended
	June 30, 2017		March 31, 2017		Second Quarter vs First Quarter
	$ Amount	% of Total	$ Amount	% of Total	$ Variance	bps Variance

Consolidated:
Medicare	$160,167	27.4%	$175,293	29.8%	$(15,126)	(2.4)%
Medicaid	107,341	18.3%	96,669	16.4%	10,672	1.9%
Managed care and commercial	238,448	40.7%	231,557	39.4%	6,891	1.3%
Self-pay	55,310	9.5%	59,080	10.0%	(3,770)	(0.5)%
Non-patient	23,949	4.1%	25,346	4.4%	(1,397)	(0.3)%
Total net operating revenues, before the provision for bad debts	$585,215	100.0%	$587,945	100.0%	$(2,730)

Same-facility:
Medicare	$161,633	27.6%	$173,457	29.7%	$(11,824)	(2.1)%
Medicaid	107,337	18.3%	95,681	16.4%	11,656	1.9%
Managed care and commercial	237,367	40.6%	230,327	39.5%	7,040	1.1%
Self-pay	55,201	9.4%	58,910	10.1%	(3,709)	(0.7)%
Non-patient	23,930	4.1%	25,235	4.3%	(1,305)	(0.2)%
Total net operating revenues, before the provision for bad debts	$585,468	100.0%	$583,610	100.0%	$1,858

The following table provides information related to certain drivers of our net operating revenues:

	Three Months Ended
	June 30, 2017	March 31, 2017	Variance	% Variance

Consolidated:
Number of licensed beds at end of period	3,168	3,399	(231)	(6.8)%
Admissions	22,270	23,656	(1,386)	(5.9)%
Adjusted admissions	55,634	56,860	(1,226)	(2.2)%
Emergency room visits	167,575	172,939	(5,364)	(3.1)%
Medicare case mix index	1.43	1.39	0.04	2.9%

Same-facility:
Number of licensed beds at end of period	3,168	3,168	—	—%
Admissions	22,270	23,438	(1,168)	(5.0)%
Adjusted admissions	55,634	56,127	(493)	(0.9)%
Emergency room visits	167,575	170,889	(3,314)	(1.9)%
Medicare case mix index	1.41	1.39	0.02	1.4%

Net operating revenues increased $2.5 million for the three months ended June 30, 2017 compared to the three months ended March 31, 2017, consisting of a $3.9 million increase in net patient revenues and a $1.4 million decrease in non-patient revenues. Our net patient revenues, before the provision for bad debts, decreased $1.3 million, or 0.2%, consisting of a $7.4 million decline in the Divestitures Group, a $3.0 million increase in the Potential Divestitures Group and a $3.1 million increase in the Continuing Hospitals Group. This increase in the Continuing Hospitals Group consisted of a $7.7 million favorable volume variance, partially offset by a $4.6 million unfavorable payor rate variance. On a consolidated basis, admissions and adjusted admissions declined 5.9% and 2.2%, respectively, for the three months ended June 30, 2017 when compared to the first quarter of 2017. For the Continuing Hospitals Group, admissions declined 2.7% and adjusted admissions increased 1.9% for the three months ended June 30, 2017 when compared to the first quarter of 2017.

Provision for Bad Debts

The provision for bad debts decreased $5.2 million for the three months ended June 30, 2017 compared to the three months ended March 31, 2017, primarily due to a $3.5 million reduction in the reserve for accounts aged greater than 365 days due to the improved collectability of those accounts.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands):

	Three Months Ended
	June 30, 2017	March 31, 2017	$ Variance	% Variance

Salaries and benefits	$265,309	$264,602	$707	0.3%
Hospital operations salaries and benefits	$240,459	$241,382	$(923)	(0.4)%
Hospital operations salaries and benefits per adjusted admission	$4,322	$4,245	$77	1.8%
Hospital operations man-hours per adjusted admission	105.6	103.7	2.0	1.9%

Salaries and benefits increased $0.7 million for the three months ended June 30, 2017 compared to the three months ended March 31, 2017. Salaries and benefits declined $2.4 million related to the Divestitures Group and $2.6 million related to the Potential Divestitures Group primarily resulting from decreased adjusted admissions of 5.4% for the three months ended June 30, 2017 compared to the three months ended March 31, 2017. These declines were offset by an increase of $4.0 million related to the Continuing Hospitals Group primarily resulting from increased adjusted admissions of 1.9% for these same periods.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended
	June 30, 2017	March 31, 2017	$ Variance	% Variance

Supplies	$64,112	$63,822	$290	0.5%
Supplies per adjusted admission	$1,152	$1,122	$30	2.7%

Supplies expense for the three months ended June 30, 2017 compared to the three months ended March 31, 2017 was relatively flat. Supplies expense declined $0.6 million related to the Divestitures Group and $0.6 million related to the Potential Divestitures Group. Supplies expense of the Continuing Hospitals Group increased $1.5 million primarily due to an increase in implant costs.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Three Months Ended
	June 30, 2017	March 31, 2017	$ Variance	% Variance

Purchased services	$43,843	$45,596	$(1,753)	(3.8)%
Taxes and insurance	33,610	34,243	(633)	(1.8)%
Medical specialist fees	28,888	28,463	425	1.5%
Transition services agreements	15,986	16,282	(296)	(1.8)%
Repairs and maintenance	9,759	11,443	(1,684)	(14.7)%
Utilities	6,727	6,665	62	0.9%
Other miscellaneous operating expenses	18,800	20,732	(1,932)	(9.3)%
Total other operating expenses	$157,613	$163,424	$(5,811)	(3.6)%

Other operating expenses decreased $5.8 million for the three months ended June 30, 2017 compared to the three months ended March 31, 2017. The decline in other miscellaneous operating expenses related to a reduction in contract labor expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.5 million during the three months ended June 30, 2017 compared to the three months ended March 31, 2017. This decrease was primarily due to the Cherokee divestiture on March 31, 2017, the additional impairment charges recognized in the first quarter of 2017 and the discontinuation of depreciation and amortization related to the additional hospital assets reclassified as held for sale in the first quarter of 2017.

Rent

Rent expense for the three months ended June 30, 2017 compared to the three months ended March 31, 2017 was relatively flat. As a percentage of net operating revenues, rent expense was comparable for these periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned decreased $0.7 million for the three months ended June 30, 2017 compared to the three months ended March 31, 2017 primarily due to the decrease in activity as we move closer toward full implementation of EHR. See Note 2 — Basis of Presentation and Significant Accounting Policies in the accompanying financial statements for additional information on EHR.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs increased $3.4 million for the three months ended June 30, 2017 compared to the three months ended March 31, 2017 primarily due to costs associated with certain QHR matters.

Impairment of Long-Lived Assets and Goodwill

We recognized $12.9 million of impairment to long-lived assets in the three months ended June 30, 2017 and $3.3 million of impairment in the three months ended March 31, 2017, as discussed above.

Loss (Gain) on Sale of Hospitals, Net

We recognized a $4.3 million gain on the sale of hospitals, net in the three months ended June 30, 2017. The net gain primarily related to the gain on the sale of Trinity in the second quarter of 2017. In the three months ended March 31, 2017, we recognized a $0.9 million gain on the sale of hospitals, net primarily related to the sale of Cherokee. See Note 4 — Divestitures in the accompanying financial statements for additional information on divestitures.

Interest Expense, Net

The following table provides information related to interest expense, net (in thousands):

	Three Months Ended
	June 30, 2017	March 31, 2017	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$192	$139	$53	38.1%
Term Loan Facility	16,642	14,641	2,001	13.7%
ABL Credit Facility	613	256	357	139.5%
Senior Notes	11,629	11,626	3	—%
Amortization of debt issuance costs and discounts	2,224	1,980	244	12.3%
All other interest expense (income), net	(842)	(1,112)	270	(24.3)%
Total interest expense, net	$30,458	$27,530	$2,928	10.6%

Interest expense, net increased $2.9 million for the three months ended June 30, 2017 compared to the three months ended March 31, 2017. Our Term Loan Facility was amended on April 11, 2017, which increased the interest rate terms on our Term Loan Facility. As a result of the amendment, the effective interest rate for our Senior Credit Facility was 8.8% at June 30, 2017 compared to 7.7% at March 31, 2017. See Liquidity and Capital Resources below and Note 7 – Long-Term Debt in the accompanying financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

Benefit from income taxes was $0.2 million for the three months ended June 30, 2017 and the provision for income taxes was $0.7 million for the three months ended March 31, 2017. Our effective tax rates were 0.8% and (2.6)% for these respective periods. The increase in our effective tax rate for the three months ended June 30, 2017 when compared to the three months ended March 31, 2017 was primarily due to goodwill impairment recognized in the first quarter of 2017.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests was $0.1 million and $0.4 million in the three months ended June 30, 2017 and March 31, 2017, respectively. As a percentage of net operating revenues, it was relatively flat.

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

Our business strategy includes an ongoing strategic review of our hospitals based upon analysis of financial performance, current competitive conditions, expected demographic trends, joint venture opportunities and capital allocation requirements. As part of this strategy, we are actively engaging in initiatives, among others, to divest underperforming hospitals, reduce our debt and refine our portfolio to a more sustainable group of hospitals with higher operating margins. We had proceeds of $13.7 million from the sale of two hospitals in December 2016, proceeds of $4.3 million from the sale of one hospital as of March 31, 2017 and proceeds of $15.9 million from the sale of one hospital as of June 30, 2017. We have targeted an additional ten hospitals that we intend to divest in the next twelve to fifteen months. For the six months ended June 30, 2017, we experienced net operating losses of $48.6 million from the twelve hospitals in this group operating in 2017.

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

On April 11, 2017, we executed the CS Amendment to, among other things, raise the maximum Secured Net Leverage Ratio, as defined in the CS Agreement, to 4.75x from 4.25x for the period July 1, 2017 to December 31, 2018 (which was previously 4.25x for the period July 1, 2017 to June 30, 2018), at which point it drops to 4.00x for the remainder of the agreement. The CS Amendment also provides for additional Consolidated EBITDA add backs under the covenant calculations for certain items. For additional details of the CS Amendment, see “—Long-Term Debt” below. Management concluded that the CS Amendment alleviated any substantial doubt about our ability to continue as a going concern for the one year period following the issuance of our financial statements for the six month period ended June 30, 2017 in this Quarterly Report on Form 10-Q. We are actively engaged in initiatives to divest underperforming hospitals and outpatient facilities, for which proceeds will be used to pay down the term loan under our credit facility.

Statements of Cash Flows

Our statement of cash flows for the three and six months ended June 30, 2017 when compared to the same 2016 periods, was significantly impacted by the completion of the Spin-off on April 29, 2016. Following the Spin-off, we own and manage our own cash depository and disbursement bank accounts and have borrowing capacity, as well as principal and interest obligations, under our new debt structure. Prior to the Spin-off, our cash activity was managed through Due to Parent, net under CHS’ cash management program and interest on our indebtedness with CHS was accumulated in the Due to Parent, liability.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table provides a summary of our cash flows (in thousands):

	Three Months Ended June 30,
	2017	2016	$ Variance

Net cash provided by (used in) operating activities	$(27,481)	$36,796	$(64,277)
Net cash provided by (used in) investing activities	(3,601)	(21,153)	17,552
Net cash provided by (used in) financing activities	(36,055)	38,506	(74,561)
Net change in cash and cash equivalents	$(67,137)	$54,149	$(121,286)

Net cash used in operating activities was $27.5 million for the three months ended June 30, 2017 compared to net cash provided by operating activities of $36.8 million for the three months ended June 30, 2016, a $64.3 million decrease. This decrease in cash flows from operating activities was primarily due to interest payments on our indebtedness. In the 2017 period, we made $50.5 million of interest payments on our Senior Credit Facility and Senior Notes, net of accruals of $29.2 million for additional interest expense and in the 2016 period, we accrued $19.3 million on this indebtedness, resulting in a $40.4 million decline in operating cash flows. In the 2016 period, we were not required to make any interest payments on this indebtedness prior to June 30, 2016. Interest payments on our indebtedness prior to the Spin-off were paid through Due to Parent, net, which is part of the financing activities portion of the cash flow statement. In addition, we had a one-time build up in accounts payable in the 2016 period, which increased operating cash flows approximately $20 million resulting from the timing of the Spin-off and start-up of processing accounts payable as a stand-alone company.

Net cash used in investing activities decreased $17.6 million to $3.6 million in the three months ended June 30, 2017 from $21.2 million in the three months ended June 30, 2016. This decrease was primarily attributable to $15.9 million of proceeds from hospital sales in the 2017 period with no comparable cash inflow in the 2016 period. Our expenditures for property and equipment increased $4.4 million primarily due to the ongoing construction of the patient tower and expanded surgical capacity at our Springfield, Oregon hospital. In addition, we acquired four ancillary outpatient businesses in the 2017 period and did not have any similar acquisitions in the 2016 period.

Net cash used in financing activities was $36.1 million for the three months ended June 30, 2017 compared to net cash provided by financing activities of $38.5 million in the three months ended June 30, 2017, a $74.6 million decrease. In the 2017 period, we utilized the proceeds from the sale of Cherokee to make a $4.3 million payment on our Term Loan Facility. We also repaid $28.0 million on our revolving credit facilities and incurred $2.9 million of debt issuance costs related to the April 11, 2017 amendment to our Senior Credit Facility. In the 2016 period, we completed the financing transactions related to the Spin-off which resulted in cash from borrowings of $1.3 billion, cash settlement of Due to Parent with CHS of $1.2 billion and cash outflow of $28.0 million for debt issuance costs. Additionally, we paid $2.2 million on the Term Loan Facility in the 2016 period. We had a net cash inflow of $31.7 million in the 2016 period related to transactions with CHS which were processed through Due to Parent, net with no comparable activity in the 2017 period.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table provides a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016	$ Variance

Net cash provided by (used in) operating activities	$(8,955)	$61,193	$(70,148)
Net cash provided by (used in) investing activities	(24,042)	(35,609)	11,567
Net cash provided by (used in) financing activities	29,947	28,455	1,492
Net change in cash and cash equivalents	$(3,050)	$54,039	$(57,089)

Net cash used in operating activities was $9.0 million for the six months ended June 30, 2017 compared to net cash provided by operating activities of $61.2 million for the six months ended June 30, 2016, a $70.1 million decrease. This decrease in cash flows from operating activities was primarily due to interest payments on our indebtedness. In the 2017 period, we made $65.9 million of interest payments on our Senior Credit Facility and Senior Notes, net of accruals of $55.9 million for additional interest expense and in the 2016 period, we accrued $19.3 million on this indebtedness, resulting in a $29.3 million decline in operating cash flows. In the 2016 period, we were not required to make any interest payments on this indebtedness prior to June 30, 2016. Interest payments on our indebtedness with CHS prior to the Spin-off were paid through Due to Parent, net, which is part of the financing activities portion of the cash flow statement. The remaining decrease for the 2017 period when compared to the 2016 period generally related to increased operating costs in comparison to the allocated costs from CHS prior to the Spin-off.

Net cash used in investing activities decreased $11.6 million to $24.0 million in the six months ended June 30, 2017 from $35.6 million in the six months ended June 30, 2016. This decrease was primarily attributable to $20.2 million of proceeds from hospital sales in the 2017 period with no comparable cash inflow in the 2016 period. Our expenditures for property and equipment increased $5.9 million primarily due to the ongoing construction of the patient tower and expanded surgical capacity at our Springfield, Oregon hospital. In addition, we incurred costs of $1.9 million to acquire four ancillary outpatient businesses in the 2017 period and did not have any similar acquisitions in the 2016 period. We had proceeds of $0.9 million in the 2016 period for asset sales outside of our divestitures activity, which is included in other investing activities in the cash flow statement.

Net cash provided by financing activities was $29.9 million and $28.5 million for the six months ended June 30, 2017 and 2016, respectively, a $1.5 million increase. In the 2017 period, we utilized proceeds from the sales of Cherokee and Barrow to make a $10.8 million of payments on our Term Loan Facility. We had net borrowings of $50.0 million on our revolving credit facilities and incurred $2.9 million of debt issuance costs related to the April 11, 2017 amendment to our Senior Credit Facility. In the 2016 period, we completed the financing transactions related to the Spin-off which resulted in cash from borrowings of $1.3 billion, cash settlement of Due to Parent with CHS of $1.2 billion and cash outflow of $28.0 million for debt issuance costs. Additionally, we paid $2.2 million on the Term Loan Facility in the 2016 period. We had a net cash inflow of $25.2 million related to transactions with CHS which were processed through Due to Parent, net with no comparable activity in the 2017 period.

Capital Expenditures

Capital expenditures for property, equipment and software were $39.1 million and $33.2 million for the six months ended June 30, 2017 and 2016, respectively. In addition, we had $6.6 million and $15.7 million of capital expenditures related to property and equipment accrued in accounts payable at June 30, 2017 and December 31, 2016, respectively. Capital expenditures during the six months ended June 30, 2017 and 2016 primarily related to the patient tower project, as described below, and to purchases of equipment and minor renovations at our hospitals and investments in information systems infrastructure. In the 2016 period, we also had costs related to furniture and fixtures for our corporate office.

We are building a new patient tower and expanding the surgical capacity at McKenzie – Willamette Medical Center, our hospital in Springfield, Oregon. We incurred costs of $12.8 million and $10.3 million during the three months ended June 30, 2017 and 2016, respectively, and costs of $24.5 million and $17.2 million during the six months ended June 30, 2017 and 2016, respectively, related to this project. As of June 30, 2017, we have incurred a total of $73.4 million of costs for this project. The total estimated cost for this project, including equipment costs, is estimated to be approximately $105 million. The project is expected to be completed in late 2018. As of June 30, 2017, we have no other material capital commitments.

Capital Resources

Our net working capital as of June 30, 2017 and December 31, 2016 was $300.4 million and $272.6 million, respectively. The $27.8 million increase was primarily due to the decrease in the current portion of long-term debt as a result of the pay down on the Term Loan Facility from hospital sales proceeds, the decrease in interest accrual from timing of payments on the Term Loan Facility and Senior Notes and due to a legal settlement related to QHR, net of insurance recoveries.

Long-Term Debt

The following table provides a summary of activity related to our long-term debt (in thousands):

	Six Months Ended June 30, 2017
	Total					Assets	Total
	Debt			Debt		Acquired	Debt
	at	Borrowings,		Issuance		Under	at
	Beginning	Excluding		Costs		Capital	End
	of Period	Discounts	Repayments	Payments	Amortization	Leases	of Period

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$39,000	$(39,000)	$—	$—	$—	$—
Term Loan Facility, maturing 2022	868,419	—	(10,832)	—	—	—	857,587
ABL Credit Facility, maturing 2021	—	263,000	(213,000)	—	—	—	50,000
Senior Notes, maturing 2023	400,000	—	—	—	—	—	400,000
Unamortized debt issuance costs and discounts	(48,764)	—	—	(2,938)	4,204	—	(47,498)
Capital lease obligations	25,588	—	(642)	—	—	54	25,000
Other debt	1,582	72	(373)	—	—	—	1,281
Total debt	1,246,825	302,072	(263,847)	(2,938)	4,204	54	1,286,370
Less: Current maturities of long-term debt	(5,683)						(1,649)
Total long-term debt	$1,241,142	$302,072	$(263,847)	$(2,938)	$4,204	$54	$1,284,721

The following table provides a summary of our long-term debt, allocated between fixed and variable debt (dollars in thousands):

	June 30, 2017
	$ Amount	% of Total

Fixed	$426,281	32.0%
Variable	907,587	68.0%
Total debt, excluding debt issuance costs and discounts	$1,333,868	100.0%

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

The CS Agreement contains customary covenants, including a maximum permitted Secured Net Leverage Ratio, as determined based on 12 month trailing Consolidated EBITDA, as defined in the CS Agreement. As of June 30, 2017 and December 31, 2016, we had a Secured Net Leverage Ratio of 3.85 to 1.00 and 3.93 to 1.00, respectively, implying additional borrowing capacity of $154.6 million as of June 30, 2017. On April 11, 2017, we executed the CS Amendment with our Senior Credit Facility lenders to amend the calculation of the Secured Net Leverage Ratio beginning January 1, 2017 to December 31, 2018, among other provisions. The CS Amendment raised the maximum Secured Net Leverage Ratio required of us to remain in compliance, and also changed the calculation of compliance for specified periods.

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

Prior to the CS Amendment, interest under the Term Loan Facility accrued, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%. Following the CS Amendment, interest under the Term Loan Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. The effective interest rate on the Term Loan Facility was 8.79% as of June 30, 2017. Interest under the Revolving Credit Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS Amendment.

As of June 30, 2017, we had no amounts outstanding on the Revolving Credit Facility. In addition, we had $10.3 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation liability insurance as security for the payment of claims. As of June 30, 2017, we had a borrowing capacity under our Revolving Credit Facility of $77.2 million.

ABL Credit Facility

On April 29, 2016, we entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among us, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). As of June 30, 2017, we had $50.0 million outstanding on the ABL Credit Facility and borrowing capacity of $75.0 million.

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

Senior Notes

On April 22, 2016, we issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations guaranteed on a senior basis by certain of our subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months. The effective interest rate on the Senior Notes was 12.48% as of June 30, 2017.

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

On May 17, 2017, we exchanged the 11.625% Senior Notes due 2023 (the “Initial Notes”) in the aggregate principal amount of $400 million, which are not registered under the Securities Act of 1933, as amended (the “Securities Act”), for a like principal amount of 11.625% Senior Notes due 2023 (the “Exchange Notes”), which have been registered under the Securities Act (the “Exchange Offer.” The Exchange Notes are substantially identical to the Initial Notes, except that the Exchange Notes are registered under the Securities Act and are not subject to the transfer restrictions and certain registration rights agreement provisions applicable to the Initial Notes.

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

The following table provides a summary of the redemption periods and prices related to the Senior Notes:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

The following table provides a summary of unamortized debt issuance costs and discounts follows (in thousands):

	June 30,	December 31,
	2017	2016

Debt issuance costs	$32,084	$29,146
Debt discounts	24,536	24,536
Total debt issuance costs and discounts	56,620	53,682
Less: Amortization of debt issuance costs and discounts	(9,122)	(4,918)
Total unamortized debt issuance costs and discounts	$47,498	$48,764

Capital Lease Obligations and Other Debt

Our debt from capital lease obligations primarily relates to our corporate office in Brentwood, Tennessee. As of June 30, 2017, this capital lease obligation was $18.3 million. The remainder of our capital lease obligations primarily relate to property and equipment at our hospitals and corporate office. Other debt consists of physician loans and miscellaneous notes payable to banks.

Debt Maturities

The following table provides a summary of our debt maturities for the next five years and thereafter (in thousands):

June 30, 2017

Remainder of 2017	$919
2018	7,820
2019	10,168
2020	10,251
2021	10,356
Thereafter	1,294,354
Total debt, excluding unamortized debt issuance costs and discounts	$1,333,868

Redeemable and Non-Redeemable Noncontrolling Interests

Our financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that we control. Accordingly, we have recorded noncontrolling interests in the earnings and equity of such entities in our accompanying financial statements. Certain of our consolidated subsidiaries have noncontrolling physician ownership interests with redemption features that require us to deliver cash upon the occurrence of certain events outside our control, such as the retirement, death, or disability of a physician-owner. We record the carrying amount of redeemable noncontrolling interests at the greater of: (1) the initial carrying amount increased or decreased for the noncontrolling interests' share of cumulative net income (loss), net of cumulative amounts distributed, if any, or (2) the redemption value. As of June 30, 2017, we had redeemable noncontrolling interests of $5.6 million and non-redeemable noncontrolling interests of $12.2 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. In connection with the Spin-off, on April 29, 2016, we entered into two credit agreements, the Senior Credit Facility and the ABL Credit Facility, that subject us to variable interest rates. As of June 30, 2017, we had outstanding principal amount of debt, excluding unamortized debt issuance costs and discounts, of $907.6 million which was subject to variable rates of interest. If the interest rate on our variable rate long-term debt outstanding as of June 30, 2017, after taking into consideration the 1% floor on our Term Loan Facility, was 100 basis points higher for the duration of a six-month period, the additional interest expense impacting net income (loss) would have been $(4.6) million, or $(0.15) per basic and diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

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

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

In connection with the Spin-off, CHS agreed to indemnify us for certain liabilities relating to outcomes or events occurring prior to the closing of the Spin-off, including (i) certain claims and proceedings known to be outstanding on or prior to the Spin-off and (ii) certain claims, proceedings and investigations by governmental authorities or private plaintiffs related to activities occurring at or related to our healthcare facilities prior to the closing date of the Spin-off , but only to the extent, in the case of clause (ii), that such claims are covered by insurance policies maintained by CHS, including professional and general liability and workers’ compensation liability. In this regard, CHS will continue to be responsible for certain Health Management Associates, Inc. legal matters covered by its contingent value rights agreement that relate to the portion of CHS’s business now held by us. Notwithstanding the foregoing, CHS is not indemnifying us in respect of any claims or proceedings arising out of, or related to, the business operations of QHR at any time or our compliance with the CIA with the OIG. Subsequent to the Spin-off, the OIG entered into an “Assumption of CIA Liability Letter” with us reiterating the applicability of the CIA to certain of our hospitals, although the OIG declined to enter into a separate agreement with us.

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

With respect to all legal, regulatory and governmental proceedings, we consider the likelihood of a negative outcome. If we determine the likelihood of a negative outcome with respect to any such matter is probable and the amount of the loss can be reasonably estimated, we record an accrual for the estimated amount of loss for the expected outcome of the matter. If the likelihood of a negative outcome with respect to material matters is reasonably possible and we are able to determine an estimate of the amount of possible loss or a range of loss, whether in excess of a related accrued liability or where there is no accrued liability, we disclose the estimate of the amount of possible loss or range of loss. However, we are unable to estimate an amount of possible loss or range of loss in some instances based on the significant uncertainties involved in, or the preliminary nature of, certain legal, regulatory and governmental matters.

Government Investigations

•

Tooele, Utah – Physician Compensation. On May 5, 2016, our hospital in Tooele, Utah received a Civil Investigative Demand (“CID”) from the Office of the United States Attorney in Salt Lake City, Utah concerning allegations that the hospital and clinic corporation submitted or caused to be submitted false claims to the government for services referred by physicians with whom the hospital and clinic had inappropriate financial relationships, which allegedly violated federal law. The CID requested records and documentation concerning physician compensation. Because this matter remains at a preliminary stage, there are not sufficient facts available to assess what the outcome may be or to determine any estimate of the amount of loss or range of loss. We are fully cooperating with this investigation.

•

Blue Island, Illinois – Patient Status. On October 9, 2015, our hospital in Blue Island, Illinois received a CID from the Office of the United States Attorney in Chicago, Illinois concerning allegations of upcoding observation and other outpatient services and improperly falsifying inpatient admission orders. The CID requested medical records and documentation concerning status change from observation to inpatient. We are unable to predict the outcome of this investigation. However, it is reasonably possible that we may incur a loss in connection with this investigation. We are unable to reasonably estimate the amount or range of such reasonably possible loss given that the investigation is still ongoing. Under some circumstances, losses incurred in connection with an adverse resolution in this investigation could be material. We are fully cooperating with this investigation.

Commercial Litigation and Other Lawsuits

•

Arbitration with Community Health Systems, Inc. On August 4, 2017, we received a demand for arbitration from CHS seeking payment of certain amounts withheld by us pursuant to several transition services agreements. We contend that the amounts are not payable to CHS and were not properly billed by CHS under the agreements. . The matter is pending before the American Arbitration Association. CHS seeks payment of approximately $5.6 million relating to several of the transition services agreements. We intend to vigorously contest the charges as not payable to CHS under the transition services agreements and plan to make a counterclaim for additional elements of damages we believe we have suffered as a result of the transition services agreements. The matter is at a preliminary stage and we cannot assess the likelihood of a material adverse outcome at this time.

•

Zwick Partners LP and Aparna Rao, Individually and On Behalf of All Others Similarly Situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller and Michael J. Culotta. On September 9, 2016, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against QHC and certain of our officers. The Amended Complaint purports to be brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of QHC between May 2, 2016 and August 10, 2016 and alleges that we and certain of our officers violated federal securities laws, including Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of our business, operations and compliance policies. On April 17, 2017, Plaintiff filed a Second Amended Complaint adding additional defendants, Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash. On June 23, 2017, we filed a motion to dismiss. We are vigorously defending ourselves in this matter. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss because the motion to dismiss is still pending and discovery is stayed pending resolution of the motion to dismiss. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

United Tort Claimants v. Quorum Health Resources, LLC (U.S. Bankruptcy Court for the District of New Mexico); Douthitt-Dugger, et al. v. Quorum Health Resources, LLC (Bernalillo County, New Mexico District Court). Plaintiffs in these cases underwent surgical procedures at Gerald Champion Regional Medical Center in New Mexico that they contend were experimental and performed by an unqualified doctor. Their lawsuits, originally filed on June 11, 2010, against the doctors, QHR and the hospital are pending in state court and in federal bankruptcy court in New Mexico. Subject to an adverse result in the insurance coverage litigation referenced below, in 2012, QHR resolved plaintiffs’ claims for QHR’s liability exceeding insurance limits, and for liability not covered by insurance, for $5.1 million through a settlement agreement. Litigation of plaintiffs’ claims against QHR has continued, and the trial of the claims of most of the plaintiffs is proceeding in phases in a bankruptcy court bench trial. During the liability phase, on December 23, 2016, the federal bankruptcy court in New Mexico ruled that QHR was 16.5% at fault for plaintiffs’ injuries. On June 19, 2017, a one-day bankruptcy court bench trial was held on an issue related to the enforceability of the prior settlement agreement, and no decision has been received to date. In addition, the final phase of the trial in federal bankruptcy court, to determine plaintiffs’ damages and QHR offsets, was tried July 24 through August 7, 2017, and no decision has been received to date. The United Tort Claimants (“UTC”) have made new and yet unproven allegations during trial that they contend warrant additional liability for QHR. QHR believes that the UTC’s contentions are without merit and are vigorously defending against them. The New Mexico state court has set March 8, 2018 as the trial date for plaintiffs’ claims against QHR. QHR’s insurer, Lexington Insurance Company, is providing a defense in these cases, subject to a reservation of rights. Lexington has sued QHR in Williamson County, Tennessee seeking a declaration that plaintiffs’ claims and the cost of defending QHR are not covered by Lexington. (Lexington Insurance Company v. Quorum Health Resources, LLC, et al. (Williamson County, Tennessee Chancery Court)). No trial date has been set for Lexington’s claim against QHR to nullify insurance coverage, which QHR also is vigorously defending. We have sought partial summary judgment on Lexington's claim for reimbursement of defense costs incurred in the UTC actions, and no decision has been received. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss because the proceedings with respect to the merits of the New Mexico state court action, the availability and extent of insurance coverage and damages are not sufficiently advanced. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in the 2016 Annual Report on Form 10-K.

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
Stanley E. Hunt
Senior Vice President and Corporate Controller

Date: August 9, 2017

Index to Exhibits

No.	Description

10.1

Amendment No. 1, dated as of April 11, 2017, to the Credit Agreement, dated as of April 29, 2016, by and among Quorum Health Corporation, the lenders party thereto, and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the SEC on April 12, 2017) (File No. 001-37500).

10.2

Amendment No. 1, dated as of April 11, 2017, to the ABL Credit Agreement, dated as of April 29, 2016, by and among Quorum Health Corporation, the lenders party thereto, and UBS AG, Stamford Branch, as Administrative Agent, Collateral Agent and Swingline Lender (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the SEC on April 12, 2017) (File No. 001-37500).

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