Form 10-Q
period 2017-09-30
Quorum Health Corp
filed 2017-11-08
CIK 1650445

fSep2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 3, 2017, there were 30,296,896 shares outstanding of the registrant’s Common Stock, $0.0001 par value per share.

QUORUM HEALTH CORPORATION

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Earnings per Share and Shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Operating revenues, net of contractual allowances and discounts	$557,847	$612,551	$1,731,007	$1,825,198
Provision for bad debts	58,545	68,612	173,919	201,971
Net operating revenues	499,302	543,939	1,557,088	1,623,227
Operating costs and expenses:
Salaries and benefits	251,780	266,812	781,691	788,560
Supplies	58,657	64,013	186,591	191,810
Other operating expenses	145,357	154,878	466,394	482,526
Depreciation and amortization	20,735	28,234	63,441	90,854
Rent	12,377	12,823	36,631	37,917
Electronic health records incentives earned	(287)	(1,336)	(4,516)	(9,791)
Legal, professional and settlement costs	2,050	488	6,519	6,176
Impairment of long-lived assets and goodwill	5,261	—	21,461	250,400
Loss (gain) on sale of hospitals, net	79	—	(5,112)	—
Transaction costs related to the Spin-off	173	532	204	5,444
Total operating costs and expenses	496,182	526,444	1,553,304	1,843,896
Income (loss) from operations	3,120	17,495	3,784	(220,669)
Interest expense, net	32,216	28,028	90,204	84,756
Income (loss) before income taxes	(29,096)	(10,533)	(86,420)	(305,425)
Provision for (benefit from) income taxes	(542)	(4,081)	(86)	(50,320)
Net income (loss)	(28,554)	(6,452)	(86,334)	(255,105)
Less: Net income (loss) attributable to noncontrolling interests	637	507	1,048	1,917
Net income (loss) attributable to Quorum Health Corporation	$(29,191)	$(6,959)	$(87,382)	$(257,022)

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(1.03)	$(0.24)	$(3.11)	$(9.05)
Weighted-average shares outstanding:
Basic and diluted	28,245,833	28,413,532	28,068,085	28,412,552

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss)	$(28,554)	$(6,452)	$(86,334)	$(255,105)
Amortization and recognition of unrecognized pension cost components, net of income taxes	123	100	365	(3,710)
Comprehensive income (loss)	(28,431)	(6,352)	(85,969)	(258,815)
Less: Comprehensive income (loss) attributable to noncontrolling interests	637	507	1,048	1,917
Comprehensive income (loss) attributable to Quorum Health Corporation	$(29,068)	$(6,859)	$(87,017)	$(260,732)

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(In Thousands, Except Par Value per Share and Shares)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$15,736	$25,455
Patient accounts receivable, net of allowance for doubtful accounts of $337,141 and $360,796 at September 30, 2017 and December 31, 2016, respectively	393,559	380,685
Inventories	55,125	58,124
Prepaid expenses	24,393	23,028
Due from third-party payors	98,778	116,235
Current assets of hospitals held for sale	9,202	1,502
Other current assets	40,920	57,942
Total current assets	637,713	662,971
Property and equipment, at cost	1,419,827	1,519,975
Less: Accumulated depreciation and amortization	(717,754)	(786,075)
Total property and equipment, net	702,073	733,900
Goodwill	409,229	416,833
Intangible assets, net	70,993	84,982
Long-term assets of hospitals held for sale	12,782	6,851
Other long-term assets	105,405	88,833
Total assets	$1,938,195	$1,994,370
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,887	$5,683
Accounts payable	157,102	169,684
Accrued liabilities:
Accrued salaries and benefits	81,300	98,803
Accrued interest	27,350	19,915
Due to third-party payors	37,311	42,537
Current liabilities of hospitals held for sale	2,767	492
Other current liabilities	39,447	53,268
Total current liabilities	347,164	390,382
Long-term debt	1,276,874	1,241,142
Deferred income tax liabilities, net	31,087	31,474
Other long-term liabilities	145,559	108,996
Total liabilities	1,800,684	1,771,994
Redeemable noncontrolling interests	1,578	6,807
Equity:
Quorum Health Corporation stockholders' equity:
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value per share, 300,000,000 shares authorized; 30,249,502 shares issued and outstanding at September 30, 2017, and 29,482,050 shares issued and outstanding at December 31, 2016	3	3
Additional paid-in capital	546,609	537,911
Accumulated other comprehensive income (loss)	(2,395)	(2,760)
Accumulated deficit	(421,408)	(334,026)
Total Quorum Health Corporation stockholders' equity	122,809	201,128
Nonredeemable noncontrolling interests	13,124	14,441
Total equity	135,933	215,569
Total liabilities and equity	$1,938,195	$1,994,370

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF EQUITY

For the Nine Months Ended September 30, 2017

(In Thousands, Except Shares)

		Quorum Health Corporation Stockholders' Equity
					Accumulated
	Redeemable			Additional	Other			Nonredeemable
	Noncontrolling	Common Stock		Paid-in	Comprehensive	Accumulated	Parent's	Noncontrolling	Total
	Interests	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interests	Equity

Balance at December 31, 2016	$6,807	29,482,050	$3	$537,911	$(2,760)	$(334,026)	$—	$14,441	$215,569
Comprehensive income (loss)	(1,158)	—	—	—	365	(87,382)	—	2,206	(84,811)
Stock-based compensation expense	—	985,302	—	7,702	—	—	—	—	7,702
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(217,850)	—	(1,503)	—	—	—	—	(1,503)
Cash distributions to noncontrolling investors	(42)	—	—	—	—	—	—	(3,809)	(3,809)
Reclassification of noncontrolling interests	(363)	—	—	—	—	—	—	363	363
Redemption of shares from noncontrolling interests	(3,402)	—	—	2,235	—	—	—	(77)	2,158
Adjustments to redemption values of redeemable noncontrolling interests investments	(264)	—	—	264	—	—	—	—	264
Balance at September 30, 2017	$1,578	30,249,502	$3	$546,609	$(2,395)	$(421,408)	$—	$13,124	$135,933

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF EQUITY

For the Nine Months Ended September 30, 2016

(In Thousands, Except Shares)

		Quorum Health Corporation Stockholders' Equity
					Accumulated
	Redeemable			Additional	Other			Nonredeemable
	Noncontrolling	Common Stock		Paid-in	Comprehensive	Accumulated	Parent's	Noncontrolling	Total
	Interests	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interests	Equity

Balance at December 31, 2015	$8,958	—	$—	$—	$—	$—	$3,184	$12,759	$15,943
Comprehensive income (loss)	(729)	—	—	—	(3,710)	(241,910)	(15,112)	2,646	(258,086)
Transfers to Parent (prior to Spin-off)	—	—	—	—	—	—	15,112	—	15,112
Change in equity related to the Spin-off	—	28,412,054	3	518,518	—	—	(3,137)	—	515,384
Stock-based compensation expense	—	1,075,737	—	4,678	—	—	—	—	4,678
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(1,576)	—	(12)	—	—	—	—	(12)
Cash distributions to noncontrolling investors	(317)	—	—	—	—	—	—	(2,511)	(2,511)
Purchases of shares from noncontrolling investors	(108)	—	—	—	—	—	19	(12)	7
Adjustments to redemption values of redeemable noncontrolling interests investments	82	—	—	(16)	—	—	(66)	—	(82)
Noncontrolling interest in acquired entity	(132)	—	—	—	—	—	—	—	—
Balance at September 30, 2016	$7,754	29,486,215	$3	$523,168	$(3,710)	$(241,910)	$—	$12,882	$290,433

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Cash flows from operating activities:
Net income (loss)	$(28,554)	$(6,452)	$(86,334)	$(255,105)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,735	28,234	63,441	90,854
Non-cash interest expense, net	1,793	1,257	3,223	1,986
Provision for (benefit from) deferred income taxes	(642)	(4,081)	(387)	(51,532)
Stock-based compensation expense	2,374	2,781	7,702	4,678
Impairment of long-lived assets and goodwill	5,261	—	21,461	250,400
Loss (gain) on sale of hospitals, net	79	—	(5,112)	—
Changes in reserves for self-insurance claims, net of payments	4,999	11,208	16,253	28,099
Changes in reserves for legal, professional and settlement costs, net of payments	—	—	(3,651)	4,642
Other non-cash expense (income), net	233	54	238	(533)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Patient accounts receivable, net	9,156	(9,586)	(21,193)	(16,797)
Due from and due to third-party payors, net	(3,176)	(7,528)	12,231	(2,173)
Inventories, prepaid expenses and other current assets	9,756	(14,689)	2,024	(12,412)
Accounts payable and accrued liabilities	(12,002)	(2,505)	(10,710)	26,624
Long-term assets and liabilities, net	(268)	880	1,603	(7,965)
Net cash provided by (used in) operating activities	9,744	(427)	789	60,766

Cash flows from investing activities:
Capital expenditures for property and equipment	(11,525)	(23,241)	(50,667)	(56,448)
Capital expenditures for software	(3,005)	(1,454)	(6,174)	(5,258)
Acquisitions, net of cash acquired	(33)	(26)	(1,920)	(26)
Proceeds from the sale of hospitals	9,084	—	29,240	—
Other investing activities	—	(346)	—	1,056
Net cash provided by (used in) investing activities	(5,479)	(25,067)	(29,521)	(60,676)

Cash flows from financing activities:
Borrowings (repayments) of revolving credit facilities, net	(5,000)	—	45,000	—
Borrowings of long-term debt	175	36	247	1,255,556
Repayments of long-term debt	(4,670)	(3,165)	(16,517)	(7,442)
Increase (decrease) in Due to Parent, net	—	—	—	25,183
Payments of debt issuance costs	(181)	(1,136)	(3,119)	(29,139)
Cash paid to Parent related to the Spin-off	—	—	—	(1,217,336)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	(14)	(39)	(1,503)	(12)
Cash distributions to noncontrolling investors	—	(181)	(3,851)	(2,828)
Purchases of shares from noncontrolling investors	(1,244)	(88)	(1,244)	(100)
Net cash provided by (used in) financing activities	(10,934)	(4,573)	19,013	23,882

Net change in cash and cash equivalents	(6,669)	(30,067)	(9,719)	23,972
Cash and cash equivalents at beginning of period	22,405	55,145	25,455	1,106
Cash and cash equivalents at end of period	$15,736	$25,078	$15,736	$25,078

Supplemental cash flow information:
Interest payments, net	$13,105	$15,432	$79,677	$51,779
Income tax payments, net of refunds (after the Spin-off)	311	—	339	—
Non-cash purchases of property and equipment under capital lease obligations	—	1,401	54	6,521

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF THE BUSINESS AND SPIN-OFF

Description of the Business

The principal business of Quorum Health Corporation, a Delaware corporation, and its subsidiaries (collectively, “QHC” or the “Company”) is to provide hospital and outpatient healthcare services in its markets across the United States. As of September 30, 2017, the Company owned or leased a diversified portfolio of 32 hospitals in rural and mid-sized markets, which are located in 15 states and have a total of 3,051 licensed beds. The Company provides outpatient healthcare services through its hospitals and affiliated facilities, including urgent care centers, diagnostic and imaging centers, physician clinics and surgery centers. The Company’s wholly-owned subsidiary, Quorum Health Resources, LLC (“QHR”), provides management advisory and healthcare consulting services to non-affiliated hospitals located throughout the United States. Over 95% of the Company’s net operating revenues are attributable to its hospital operations business.

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

The Company’s financial statements have been prepared under the assumption that it will continue as a going concern. The Company has limited stand-alone operating history and has experienced net losses in each of the quarters subsequent to the Spin-off from CHS. On December 31, 2016, the Company adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements — Going Concern, which requires management to evaluate if there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern. As a result of adopting ASU No. 2014-15, management was required to evaluate the Company’s ability to comply with the Secured Net Leverage Ratio under its Senior Credit Facility for one year following the issuance of the financial statements for the nine month period ended September 30, 2017. Although the Company was in compliance with its financial covenants as of September 30, 2017, the new standard requires management to base its evaluation about the ability to continue to comply with those covenants on results and events considered “probable” of occurring considering historical results, implemented plans, and executed agreements as of the date the financial statements are issued. In light of (i) the Company’s historical net operating results; (ii) delays in the approval by Centers for Medicare & Medicaid Services (“CMS”) of the California Hospital Quality Assurance Fee (“HQAF”) program for the 2017 to 2019 program period, which impacts the Company due to the inability to recognize any earned revenues until CMS approval of the program has been issued; and (iii) the amount of net operating losses from hospitals the Company intends to divest, management amended certain provisions of its Senior Credit Facility.

On April 11, 2017, the Company executed an agreement with its Senior Credit Facility lenders to amend certain provisions of its Senior Credit Facility (the “CS Amendment”) to, among other things, raise the maximum Secured Net Leverage Ratio (as defined in the credit agreement (the “CS Agreement”), among the Company, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent) to 4.75x from 4.25x for the period July 1, 2017 to December 31, 2018 (which was previously 4.25x for the period July 1, 2017 to June 30, 2018), at which point it drops to 4.00x for the remainder of the agreement. The CS Amendment also provides for additional Consolidated EBITDA add-backs under the covenant calculation for certain items. For additional information related to the CS Amendment, see Note 7 — Long-Term Debt. Management has concluded that the CS Amendment alleviates any substantial doubt about its ability to continue as a going concern for the one year period following the issuance of its financial statements for the nine month period ended September 30, 2017. The Company is actively engaged in initiatives to divest underperforming hospitals and outpatient facilities, for which substantially all proceeds will be used to pay down the Company’s term loan under its credit facility.

For all defined terms related to the Company’s Senior Credit Facility, see Note 7 — Long-Term Debt.

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

The following table provides a summary of the components of net operating revenues, before the provision for bad debts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Operating revenues	$2,908,657	$3,016,603	$9,000,774	$9,140,042
Less: Contractual allowances	(2,247,142)	(2,289,702)	(6,954,721)	(6,986,291)
Less: Discounts	(103,668)	(114,350)	(315,046)	(328,553)
Total net operating revenues, before the provision for bad debts	$557,847	$612,551	$1,731,007	$1,825,198

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

The following tables provide a summary of net operating revenues, before the provision for bad debts, by payor source (dollars in thousands):

	Three Months Ended September 30,
	2017		2016
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$167,287	30.0%	$162,753	26.6%
Medicaid	94,571	17.0%	125,679	20.5%
Managed care and commercial plans	213,637	38.3%	239,461	39.1%
Self-pay	58,935	10.6%	60,079	9.8%
Non-patient	23,417	4.1%	24,579	4.0%
Total net operating revenues, before the provision for bad debts	$557,847	100.0%	$612,551	100.0%

	Nine Months Ended September 30,
	2017		2016
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$502,747	29.0%	$505,836	27.7%
Medicaid	298,580	17.2%	342,030	18.7%
Managed care and commercial plans	683,642	39.6%	714,340	39.2%
Self-pay	173,325	10.0%	184,004	10.1%
Non-patient	72,713	4.2%	78,988	4.3%
Total net operating revenues, before the provision for bad debts	$1,731,007	100.0%	$1,825,198	100.0%

Contractual Allowances and Discounts

The net realizable amount of patient service revenues due from third-party payors is subject to complexities and interpretations of payor-specific contractual agreements and governmental regulations that are frequently changing. The Medicare and Medicaid programs, which represent a large portion of the Company’s operating revenues, are highly complex programs to administer and are subject to interpretation of federal and state-specific reimbursement rates, new legislation and final cost report settlements. Contractual allowances, or differences in standard billing rates and the payments derived from contractual terms with governmental and non-governmental third–party payors, are recorded based on management’s best estimates in the period in which services are performed and a payment methodology is established with the patient. Recorded estimates for past contractual allowances are subject to change, in large part, due to ongoing contract negotiations and regulation changes, which are typical in the U.S. healthcare industry. Revisions to estimates are recorded as contractual allowance adjustments in the periods in which they become known and may be subject to further revisions. The Company’s contractual allowances are impacted by the timing and ability of CHS to monitor the classification and collection of our patient accounts receivable. Billings and collections are outsources to CHS under the transition services agreements that were put in place in connection with the Spin-off. Self-pay and other payor discounts are incentives offered to uninsured or underinsured patients and other payors to reduce their costs of healthcare services with the purpose of maximizing the Company’s collection efforts.

Third-Party Program Reimbursements

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans are estimated and recorded in the period the related services are performed and are adjusted in future periods, as needed, until the final cost report settlements are determined. Previous program reimbursements and final cost report settlements are included in due from and due to third-party payors in the consolidated and combined balance sheets. Contractual allowance adjustments related to previous program reimbursements and final cost report settlements favorably (unfavorably) impacted net operating revenues $2.5 million and $(0.8) million during the three months ended September 30, 2017 and 2016, respectively, and $2.5 million and $(5.2) million during the nine months ended September 30, 2017 and 2016, respectively.

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

The following table provides a summary of the components of amounts due from and due to third-party payors (in thousands):

	September 30,	December 31,
	2017	2016

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$22,120	$23,876
State supplemental payment programs	76,658	92,359
Total amounts due from third-party payors	$98,778	$116,235

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$31,467	$33,366
State supplemental payment programs	5,844	9,171
Total amounts due to third-party payors	$37,311	$42,537

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

The following table provides a summary of the portion of Medicaid reimbursements included in the consolidated and combined statements of income that are attributable to state supplemental payment programs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Medicaid revenues	$46,866	$54,688	$138,544	$162,009
Provider taxes and other expenses	16,523	19,559	50,646	57,590
Reimbursements attributable to state supplemental payment programs, net of expenses	$30,343	$35,129	$87,898	$104,419

The California Department of Health Care Services implemented the HQAF program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients. Under Phase IV of the program, covering the period January 2014 through December 2016, the Company recognized $11.5 million of Medicaid revenues and $2.7 million of provider taxes for the three months ended September 30, 2016 and $33.9 million of Medicaid revenues and $8.2 million of provider taxes for the nine months ended September 30, 2016. Phase IV of the program expired on December 31, 2016 and CMS has not yet issued the required approvals, including the waiver of certain healthcare-related tax rules, for Phase V of the program. Consistent with the first four phases of the HQAF program, the Company is not recognizing revenues under the pending program in 2017 or thereafter until CMS completes the approval process.

Charity Care

In the ordinary course of business, the Company provides services to patients who are financially unable to pay for hospital care. The related charges for those patients who are financially unable to pay that otherwise do not qualify for reimbursement from a governmental program are classified as charity care. The Company determines amounts that qualify for charity care primarily based on the patient’s household income relative to the poverty level guidelines established by the federal government. The Company’s policy is not to pursue collections for such amounts; therefore, the related charges are recorded in operating revenues at the standard billing rates and fully offset in contractual allowances in the same period. The gross amounts of charity care revenues were $5.7

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

million and $10.1 million for the three months ended September 30, 2017 and 2016, respectively, and $25.6 million and $24.9 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The following table provides a summary of the components of patient accounts receivable, before contractual allowances, discounts and allowance for doubtful accounts (dollars in thousands):

	September 30, 2017		December 31, 2016
	$ Amount	% of Total	$ Amount	% of Total

Third-parties	$2,068,705	77.4%	$1,930,103	74.6%
Self-pay	605,002	22.6%	656,373	25.4%
Total patient accounts receivable, gross	$2,673,707	100.0%	$2,586,476	100.0%

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

The following table provides a summary of the changes in the allowance for doubtful accounts (in thousands):

Nine Months Ended
September 30, 2017

Balance at beginning of period	$360,796
Provision for bad debts	173,919
Amounts written off, net of recoveries	(197,574)
Balance at end of period	$337,141

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

Concentration of Credit Risk

The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s hospitals and affiliated facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s markets and non-governmental third-party payors, Medicare represents a significant concentration of credit risk from payors. Accounts receivable, net of contractual allowances, from Medicare were $76.3 million and $72.6 million, or 10.4% and 9.8% of total patient accounts receivable, net as of September 30, 2017 and December 31, 2016, respectively. Additionally, due to fiscal problems in the state of Illinois, the Company believes Illinois Medicaid represents a concentration of credit risk. The Company’s accounts receivable, net of contractual allowances, from Illinois Medicaid were $44.8 million and $34.8 million, or 6.1% and 4.7% of total patient accounts

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

receivable, net as of September 30, 2017 and December 31, 2016, respectively. The Company’s state supplemental program receivables from Illinois Medicaid were $19.6 million and $16.6 million, or 19.9% and 14.3% of total due from third-party payors, as of September 30, 2017 and December 31, 2016, respectively.

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

The following table provides a summary of the states in which the Company generated more than 5% of total net patient revenues, before the provision for bad debts, as determined in each period (dollars in thousands):

	Number of	Nine Months Ended September 30,
	Hospitals at	2017		2016
	September 30, 2017	$ Amount	% of Total	$ Amount	% of Total

Illinois	9	$611,954	36.9%	$609,091	34.9%
Oregon	1	160,563	9.7%	156,397	9.0%
Georgia	2	118,468	7.1%	163,127	9.3%
California	2	122,208	7.4%	151,278	8.7%
Kentucky	3	91,832	5.5%	89,278	5.1%

Other Operating Expenses

The following table provides a summary of the major components of other operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Purchased services	$40,716	$44,242	$130,155	$133,316
Taxes and insurance	24,929	24,690	92,782	94,257
Medical specialist fees	27,254	27,811	84,605	77,343
Transition services agreements and allocations from Parent	15,468	18,094	47,736	52,192
Repairs and maintenance	10,166	9,611	31,368	31,577
Utilities	7,853	8,369	21,245	22,525
Management fees from Parent	—	—	—	11,792
Other miscellaneous operating expenses	18,971	22,061	58,503	59,524
Total other operating expenses	$145,357	$154,878	$466,394	$482,526

Following the Spin-off, the Company began recording costs associated with the transition services agreements and other ancillary agreements with CHS in accordance with the terms of these agreements. These costs, which primarily include the costs of providing information technology, patient billing and collections and payroll services, are included in “Transition services agreements and allocations from Parent” in the table above. Amounts allocated to the Company by CHS for the four month period in 2016 prior to the Spin-off are also included in “Transition services agreements and allocations from Parent” in the table above.

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

General and Administrative Costs

Substantially all of the Company’s operating costs and expenses are “cost of revenues” items. Operating expenses that could be classified as general and administrative by the Company are costs related to corporate office functions, including, but not limited to

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

tax, treasury, audit, risk management, legal, investor relations and human resources. These costs are primarily salaries and benefits expenses associated with these corporate office functions. General and administrative costs of the Company were $13.8 million and $14.1 million during the three months ended September 30, 2017 and 2016, respectively, and $43.9 million and $37.8 million during the nine months ended September 30, 2017 and 2016, respectively. Prior to the Spin-off, the majority of these costs were allocations from CHS. See Note 16 — Related Party Transactions for additional information on the allocated costs from CHS.

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

The following table provides a summary of activity related to EHR incentives (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Electronic health records incentives receivable at beginning of period	$2,256	$1,973	$4,189	$11,227
Electronic health records incentives earned	31	1,336	4,260	6,152
Cash incentive payments received	(278)	(367)	(5,744)	(13,116)
Adjustments to receivable based on final cost report settlement or audit	(295)	458	(991)	(863)
Electronic health records incentives receivable at end of period	$1,714	$3,400	$1,714	$3,400

Deferred revenue related to electronic health records incentives at beginning of period	$(256)	$(1,054)	$—	$—
Cash received and deferred during period	—	1,054	(256)	(3,639)
Recognition of deferred incentives as earned	256	—	256	3,639
Deferred revenue related to electronic health records incentives at end of period	$—	$—	$—	$—

Total electronic health records incentives earned during period	$287	$1,336	$4,516	$9,791
Total cash incentive payments received (refunds made) during period	278	(687)	6,000	16,755

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

In the second quarter of 2016, the Company received a Medicare EHR incentive payment of $1.8 million that was recorded as deferred revenue in the quarter. The Company subsequently determined the payment was a duplicate and refunded the payment during the third quarter of 2016.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs in the consolidated and combined statements of income primarily include legal costs and related settlements, if any, associated with regulatory claims, government investigations into reimbursement payments, claims associated with QHR’s contracts and professional costs of projects approved by the Company’s Board of Directors (the “Board”).

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

See Note 3 — Impairment of Long-Lived Assets and Goodwill for additional information related to impairment charges recorded in the condensed consolidated and combined statements of income for the nine months ended September 30, 2017 and the year ended December 31, 2016.

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

Professional and General Liability and Workers’ Compensation Liability Insurance Reserves

As part of the business of owning and operating hospitals, the Company is subject to legal actions alleging liability on its part. To mitigate a portion of this risk, the Company maintains insurance exceeding a self-insured retention level for these types of claims. The Company’s self-insurance reserves reflect the current estimate of all outstanding losses, including incurred but not reported losses, based on actuarial calculations as of period end. The loss estimates included in the actuarial calculations may change in the future based on updated facts and circumstances. The Company’s insurance expense includes the actuarially determined estimate of losses for the current year, including claims incurred but not reported, the change in the estimate of losses for prior years based on actual claims development experience as compared to prior actuarial projections, the insurance premiums for losses in excess of the Company’s self-insured retention levels, the administrative costs of the insurance programs, and interest expense related to the discounted portion of the liability. The Company’s reserves for professional and general liability and workers’ compensation claims are based on semi-annual actuarial calculations, which are discounted to present value and consider historical claims data, demographic factors, severity factors and other actuarial assumptions. The reserves for self-insured claims are discounted based on the Company’s risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

See Note 17 — Commitments and Contingencies for information related to the portion of the Company’s insurance reserves for workers’ compensation liability and professional and general liability that are indemnified by CHS and the related accounting treatment and presentation in the consolidated and combined financial statements.

Self-Insured Employee Health Benefits

The Company is self-insured for substantially all of the medical benefits of its employees. The Company maintains a liability for its current estimate of incurred but not reported employee health claims based on historical claims data provided by third-party administrators. The undiscounted reserve for self-insured employee health benefits was $8.3 million and $11.0 million as of September 30, 2017 and December 31, 2016, respectively and is included in accrued salaries and benefits in the consolidated and combined balance sheets. Expense each period is based on the actual claims received during the period plus any adjustment to the liability.

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

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Accounting for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. This ASU instead permits an entity to recognize goodwill impairment as the excess of a reporting unit’s carrying value over the estimated fair value of the reporting unit, to the extent

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment over goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The ASU is effective for the Company’s annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact this guidance may have on its consolidated and combined results of operations, financial position and cash flows.
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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. The ASU also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and permits the use of either a full or modified retrospective approach upon adoption. The Company expects to adopt this ASU on January 1, 2019. The Company utilizes a number of leases to support its operations. As such, the adoption of this ASU is expected to have a significant impact on the Company’s consolidated and combined financial position. The Company is currently evaluating the quantitative and qualitative impact the adoption of this ASU will have on its operations, policies and procedures. The Company is additionally evaluating any modifications to its leasing strategy in response to the requirements of this standard.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides for a single comprehensive principles-based model for the recognition of revenue across all industries using a five-step model to recognize revenue from customer contracts. The new standard significantly expands disclosures about the nature, amount, timing, and uncertainty of revenues and cash flows, as well as certain additional quantitative and qualitative disclosures. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016, and permits the use of either a full or modified retrospective approach upon adoption. In preparation for adoption of the ASU, the Company has established an implementation team that is evaluating the current impact the new standard will have on its revenue recognition policies, procedures, financial position, results of operations, cash flows, financial disclosures and control framework. Specifically, the Company is quantifying the impact on its results of operations, financial position and cash flows in order to determine which method, either full or modified retrospective, to use upon adoption. The Company is using a program management approach for the various revenue streams to accomplish the revenue, financial reporting and organizational impact analysis according to project milestones to ensure a systematic and timely process that will allow consideration of impact findings in the selection and implementation of a transition method. The Company cannot reasonably estimate at this time the quantitative impact that the adoption of this accounting standard will have on its consolidated financial statements. The Company notes that industry guidance continues to develop and that further guidance regarding third-party reimbursements and other reimbursement programs unique to the healthcare industry may be issued in later 2017, which may impact our evaluation. In addition to new and expanded disclosures, the Company anticipates that the most significant impact will be to the presentation of the income statement, as the provision for doubtful accounts will be recorded as a direct reduction to revenues and will not be presented as a separate line item.

NOTE 3 — IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

2017 Impairments

During the three months ended September 30, 2017, the Company evaluated the fair value of hospitals classified as held for sale and evaluated other hospitals for divestiture. In connection with this evaluation, the Company recognized long-lived asset and goodwill impairment of $5.3 million during the three months ended September 30, 2017, which consisted of $3.7 million of property and equipment, $1.0 million of intangibles and $0.6 million of goodwill impairment.

During the three months ended June 30, 2017, the Company evaluated the fair value of hospitals classified as held for sale and evaluated other hospitals for divestiture. In connection with this evaluation, the Company recognized $12.9 million of impairment to property and equipment during the three months ended June 30, 2017.

During the three months ended March 31, 2017, management made a decision to classify certain additional hospitals as held for sale. In connection with this decision, the Company evaluated the estimated relative fair value of the hospitals classified as held for

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

sale in relation to the overall fair value of the hospital operations reporting unit utilizing a September 30, 2016 measurement date, which was the measurement date of the Company’s most recent annual goodwill impairment analysis. As a result, the Company recognized long-lived asset and goodwill impairment of $3.3 million during the three months ended March 31, 2017, which consisted of $1.1 million of property and equipment, $0.8 million of intangibles and $1.4 million of goodwill impairment.

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

NOTE 4 — DIVESTITURES

Sunbury Community Hospital and Lock Haven Hospital

On September 30, 2017, the Company sold 70-bed Sunbury Community Hospital and its affiliated outpatient facilities (“Sunbury”), located in Sunbury, Pennsylvania, and 47-bed Lock Haven Hospital and its affiliated outpatient facilities (“Lock Haven”), located in Lock Haven, Pennsylvania, for combined proceeds of $9.1 million. For the three months ended September 30, 2017 and 2016, the Company’s operating results included pre-tax losses of $2.4 million in each period related to Sunbury and Lock Haven on a combined basis, and pre-tax losses of $6.5 million and $10.1 million for the nine months ended September 30, 2017 and 2016, respectively. In addition to the above, the Company recorded a $0.1 million loss on the sale in the three months ended September 30, 2017. The Company also recorded $1.9 million and $12.7 million of impairment to property, equipment and capitalized software costs of Sunbury and Lock Haven during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Vista Medical Center West

On September 12, 2017, the Company announced that it had entered into a definitive agreement to sell 70-bed Vista Medical Center West in Waukegan, Illinois. The definitive agreement covers the hospital and its affiliated outpatient facilities. The Company currently anticipates completing the sale of this hospital in the first quarter of 2018.

L.V. Stabler Memorial Hospital

On September 11, 2017, the Company announced that it had entered into a definitive agreement to sell 72-bed L.V. Stabler Memorial Hospital in Greenville, Alabama. The definitive agreement covers the hospital and its affiliated outpatient facilities. The Company currently anticipates completing the sale of this hospital in the fourth quarter of 2017.

Trinity Hospital of Augusta

On June 30, 2017, the Company sold 231-bed Trinity Hospital of Augusta and its affiliated outpatient facilities (“Trinity”), located in Augusta, Georgia, for $15.9 million. For the three months ended September 30, 2017 and 2016, the Company’s operating results included pre-tax losses of $0.4 million and $2.0 million, respectively, related to Trinity, and pre-tax losses of $7.9 million and $7.8 million for the nine months ended September 30, 2017 and 2016, respectively. In addition to the above, the Company recorded a $5.2 million gain on the sale in the nine months ended September 30, 2017. The Company also recorded $33.9 million of impairment to property, equipment and capitalized software costs of Trinity during the year ended December 31, 2016.

As part of the sale of Trinity, the Company redeemed shares valued at $3.5 million from minority interest partners, which included cash distributions of $1.2 million related to the dissolution of the partnership.

Cherokee Medical Center

On March 31, 2017, the Company sold 60-bed Cherokee Medical Center and its affiliated outpatient facilities (“Cherokee”), located in Centre, Alabama, for $4.3 million. For the three months ended September 30, 2017 and 2016, the Company’s operating results included pre-tax gains (losses) of less than $0.1 million and $(1.2) million, respectively, related to Cherokee, and pre-tax losses of $(1.0) million and $(3.8) million for the nine months ended September 30, 2017 and 2016, respectively. In addition to the above, the Company recorded a $0.2 million gain on the sale in the nine months ended September 30, 2017. The Company also recorded $3.9 million and $2.0 million of impairment to property, equipment and capitalized software costs of Cherokee during the years ended December 31, 2016 and 2015, respectively.

Barrow Regional Medical Center

Effective December 31, 2016, the Company sold 56-bed Barrow Regional Medical Center and its affiliated outpatient facilities (“Barrow”), located in Winder, Georgia, for $6.6 million. For the three months ended September 30, 2017 and 2016, the Company’s operating results included pre-tax losses of $0.4 million and $3.1 million, respectively, related to Barrow and pre-tax losses of $1.3 million and $8.4 million for the nine months ended September 30, 2017 and 2016, respectively. In addition to the above, the Company recorded a $1.2 million loss on the sale and $4.0 million of impairment to property, equipment and capitalized software costs of Barrow during the year ended December 31, 2016.

Sandhills Regional Medical Center

Effective December 1, 2016, the Company sold 64-bed Sandhills Regional Medical Center and its affiliated outpatient facilities (“Sandhills”), located in Hamlet, North Carolina, for $7.2 million. For the three months ended September 30, 2017 and 2016, the Company’s operating results included pre-tax gains (losses) of $(0.4) million and $(1.9) million, respectively, related to Sandhills, and less than $0.1 million and $(3.4) million for the nine months ended September 30, 2017 and 2016, respectively. In addition to the above, the Company recorded a $1.0 million loss on the sale and $4.8 million of impairment to property, equipment and capitalized software costs of Sandhills during the year ended December 31, 2016.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

NOTE 5 — PROPERTY AND EQUIPMENT

The following table provides a summary of the components of property and equipment (in thousands):

	September 30,	December 31,
	2017	2016

Property and equipment, at cost:
Land and improvements	$72,950	$84,474
Building and improvements	807,888	782,892
Equipment and fixtures	530,475	592,463
Construction in progress	8,514	60,146
Total property and equipment, at cost	1,419,827	1,519,975
Less: Accumulated depreciation and amortization	(717,754)	(786,075)
Total property and equipment, net	$702,073	$733,900

Depreciation expense was $14.6 million and $19.7 million for the three months ended September 30, 2017 and 2016, respectively and $45.2 million and $64.7 million for the nine months ended September 30, 2017 and 2016, respectively. See Note 6 — Goodwill and Intangible Assets for a table on amortization expense, which includes amortization of leasehold improvement assets and property and equipment held under capital lease obligations. The total amount of assets held under capital lease obligations, at cost, was $29.2 million and $30.2 million at September 30, 2017 and December 31, 2016, respectively, and $26.0 million and $27.5 million, net of accumulated amortization, at September 30, 2017 and December 31, 2016, respectively.

Purchases of property and equipment accrued in accounts payable were $6.4 million and $15.7 million as of September 30, 2017 and December 31, 2016, respectively.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table provides a summary of changes in goodwill (in thousands):

Nine Months Ended
September 30, 2017

Balance at beginning of period	$416,833
Acquisitions	1,211
Divestitures	(5,293)
Reclassification to held-for-sale	(1,593)
Impairment	(1,929)
Balance at end of period	$409,229

Goodwill related to the hospital operations reporting unit was $375.9 million and $383.5 million as of September 30, 2017 and December 31, 2016, respectively. Goodwill related to the hospital management advisory and consulting services reporting unit was $33.3 million at both September 30, 2017 and December 31, 2016. Goodwill related to divestitures was associated with the sale of Trinity. See Note 4 — Divestitures for a discussion of the divestiture of Trinity.

See Note 3 — Impairment of Long-Lived Assets and Goodwill for a discussion of the goodwill impairment charges recorded by the Company in 2017 and 2016.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Intangible Assets

The following table provides a summary of intangible assets (in thousands):

	September 30,	December 31,
	2017	2016

Finite-lived intangible assets:
Capitalized software costs:
Cost	$161,397	$180,855
Accumulated amortization	(108,598)	(118,391)
Capitalized software costs, net	52,799	62,464
Physician guarantee contracts:
Cost	7,860	11,355
Accumulated amortization	(4,044)	(6,329)
Physician guarantee contracts, net	3,816	5,026
Other finite-lived intangible assets:
Cost	43,377	44,342
Accumulated amortization	(34,129)	(33,059)
Other finite-lived intangible assets, net	9,248	11,283
Total finite-lived intangible assets
Cost	212,634	236,552
Accumulated amortization	(146,771)	(157,779)
Total finite-lived intangible assets, net	$65,863	$78,773

Indefinite-lived intangible assets:
Tradenames	$4,000	$4,000
Licenses and other indefinite-lived intangible assets	1,130	2,209
Total indefinite-lived intangible assets	$5,130	$6,209

Total intangible assets:
Cost	$217,764	$242,761
Accumulated amortization	(146,771)	(157,779)
Total intangible assets, net	$70,993	$84,982

As of September 30, 2017, the Company had $3.0 million of capitalized software costs that are currently in the development stage. Amortization of these capitalized costs will begin once the software projects are complete and ready for their intended use.

See Note 3 — Impairment of Long-Lived Assets and Goodwill for a discussion of the intangible asset impairment charges recorded by the Company in 2017 and 2016.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Amortization Expense

The following table provides a summary of the components of amortization expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Amortization of finite-lived intangible assets:
Capitalized software costs	$3,889	$6,214	$12,428	$19,539
Physician guarantee contracts	416	770	1,572	2,383
Other finite-lived intangible assets	920	675	2,046	2,191
Total amortization expense related to finite-lived intangible assets	5,225	7,659	16,046	24,113
Amortization of leasehold improvements and property and equipment assets held under capital lease obligations	886	812	2,225	2,105
Total amortization expense	$6,111	$8,471	$18,271	$26,218

As of September 30, 2017, the weighted-average remaining amortization period of the Company’s intangible assets subject to amortization, except for capitalized software costs and physician guarantee contracts, was approximately 4.8 years.

NOTE 7 — LONG-TERM DEBT

The following table provides a summary of the components of long-term debt (in thousands):

	September 30,	December 31,
	2017	2016

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$—
Term Loan Facility, maturing 2022	853,387	868,419
ABL Credit Facility, maturing 2021	45,000	—
Senior Notes, maturing 2023	400,000	400,000
Unamortized debt issuance costs and discounts	(45,612)	(48,764)
Capital lease obligations	24,702	25,588
Other debt	1,284	1,582
Total debt	1,278,761	1,246,825
Less: Current maturities of long-term debt	(1,887)	(5,683)
Total long-term debt	$1,276,874	$1,241,142

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

The CS Agreement contains customary covenants, including a maximum permitted Secured Net Leverage Ratio, as determined based on 12 month trailing Consolidated EBITDA, as defined in the CS Agreement. On April 11, 2017, the Company executed the CS Amendment with its Senior Credit Facility lenders to amend the calculation of the Secured Net Leverage Ratio beginning January 1, 2017 to December 31, 2018, among other provisions. The CS Amendment raised the maximum Secured Net Leverage Ratio required for the Company to remain in compliance for certain periods, and also changed the calculation of compliance for specified periods. As of September 30, 2017 and December 31, 2016, the Company had Secured Net Leverage Ratios of 4.24 to 1.00 and 3.93 to 1.00, respectively, implying additional borrowing capacity of $108.7 million as of September 30, 2017.

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

In addition to amending the calculation of the Secured Net Leverage Ratio and the maximum Secured Net Leverage Ratio, the CS Amendment also affected other terms of the CS Agreement as follows:

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

Prior to the CS Amendment, interest under the Term Loan Facility accrued, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%. Following the CS Amendment, interest under the Term Loan Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. The effective interest rate on the Term Loan Facility was 8.79% as of September 30, 2017. Interest under the Revolving Credit Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS Amendment.

Borrowings from the Revolving Credit Facility are used for working capital and general corporate purposes. As of September 30, 2017, the Company had no borrowings outstanding under the Revolving Credit Facility and had $10.2 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation liability insurance as security for the payment of claims. As of September 30, 2017, the Company had borrowing capacity under its Revolving Credit Facility of $77.3 million.

ABL Credit Facility

On April 29, 2016, the Company entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among the Company, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). The available borrowings from the ABL Credit Facility, which are based on

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

eligible patient accounts receivable, are used for working capital and general corporate purposes. As of September 30, 2017, the Company had $45.0 million outstanding on the ABL Credit Facility and borrowing capacity of $80.0 million.

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

Senior Notes

On April 22, 2016, the Company issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations of the Company guaranteed on a senior basis by certain of the Company’s subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months. The effective interest rate on the Senior Notes was 12.49% as of September 30, 2017.

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

The following table provides a summary of the redemption periods and prices related to the Senior Notes:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

The following table provides a summary of unamortized debt issuance costs and discounts (in thousands):

	September 30,	December 31,
	2017	2016

Debt issuance costs	$32,265	$29,146
Debt discounts	24,536	24,536
Total debt issuance costs and discounts	56,801	53,682
Less: Amortization of debt issuance costs and discounts	(11,189)	(4,918)
Total unamortized debt issuance costs and discounts	$45,612	$48,764

Capital Lease Obligations and Other Debt

The Company’s debt arising from capital lease obligations primarily relates to the Company’s corporate office in Brentwood, Tennessee. As of September 30, 2017, this capital lease obligation was $18.1 million. The remainder of the Company’s capital lease obligations primarily relate to property and equipment at its hospitals and corporate office. Other debt consists of physician loans and miscellaneous notes payable to banks.

Debt Maturities

The following table provides a summary of debt maturities for the next five years and thereafter (in thousands):

September 30, 2017

Remainder of 2017	$466
2018	1,807
2019	7,814
2020	10,293
2021	10,356
Thereafter	1,293,637
Total debt, excluding unamortized debt issuance costs and discounts	$1,324,373

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Interest Expense, Net

The following table provides a summary of the components of interest expense, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Senior Credit Facility:
Revolving Credit Facility	$98	$124	$429	$209
Term Loan Facility	17,512	15,179	48,795	25,611
ABL Credit Facility	638	120	1,507	202
Senior Notes	11,631	11,626	34,886	20,540
Amortization of debt issuance costs and discounts	2,067	1,692	6,271	2,883
All other interest expense (income), net	270	(713)	(1,684)	(503)
Total interest expense, net, from long-term debt	32,216	28,028	90,204	48,942
Due to Parent, net	—	—	—	35,814
Total interest expense, net	$32,216	$28,028	$90,204	$84,756

NOTE 8 — OTHER LONG-TERM LIABILITIES

The following table provides a summary of the components of other long-term liabilities (in thousands):

	September 30,	December 31,
	2017	2016

Professional and general liability insurance reserves	$82,555	$74,194
Workers' compensation liability insurance reserves	20,186	17,416
Benefit plan liabilities	36,973	10,722
Deferred rent	3,808	4,001
Other miscellaneous long-term liabilities	2,037	2,663
Total other long-term liabilities	$145,559	$108,996

See Note 17 — Commitments and Contingencies for additional information about the Company’s insurance reserves and Note 15 — Employee Benefit Plans for additional information about the Company’s benefit plan liabilities.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s cash and cash equivalents, patient accounts receivable, amounts due from and due to third-party payors, and accounts payable approximate their fair values due to the short-term maturity of these financial instruments.

The Company recorded impairment charges related to long-lived assets and goodwill during the three and nine months ended September 30, 2017 and the year ended December 31, 2016. See Note 3 — Impairment of Long-Lived Assets and Goodwill. The assessment of fair value was based on Level 3 inputs, as the valuation methodologies used to determine impairment were based on internal projections and unobservable inputs. The portion of impairment related to hospital assets held for sale was determined based on Level 2 inputs, as the valuation methodologies used to determine impairment considered letters of intent received on these hospitals.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the carrying amounts and estimated fair values of the Company’s long-term debt (in thousands):

	September 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Revolving Credit Facility	$—	$—	$—	$—
Term Loan Facility	853,387	865,121	868,419	849,427
ABL Credit Facility	45,000	45,000	—	—
Senior Notes	400,000	368,396	400,000	334,720
Other debt	25,986	25,986	27,170	27,170
Total debt, excluding unamortized debt issuance costs and discounts	$1,324,373	$1,304,503	$1,295,589	$1,211,317

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

NOTE 10 — EQUITY

Preferred Stock

In connection with the Spin-off, the Company authorized 100,000,000 shares of preferred stock, par value of $0.0001 per share. No shares have been issued as of September 30, 2017. The Board has the discretion, subject to limitations prescribed by Delaware law and by its amended and restated certificate of incorporation, to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock, when and if issued.

Common Stock

In connection with the Spin-off, the Company authorized 300,000,000 shares of common stock, par value of $0.0001 per share, and issued 28,412,054 shares of common stock on April 29, 2016 to CHS stockholders of record on the Record Date, or April 22, 2016. The common stock began trading on the NYSE on May 2, 2016 under the ticker symbol “QHC.” As of September 30, 2017 and December 31, 2016, the Company had 30,249,502 shares and 29,482,050 shares, respectively, of common stock issued and outstanding.

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

Accumulated Deficit

Accumulated deficit of the Company, as shown on the consolidated and combined balance sheets as of September 30, 2017 and December 31, 2016, represents the Company’s cumulative net losses since the Spin-off date. The cumulative earnings and losses of the Company prior to the Spin-off were included in Due to Parent, net on the consolidated and combined balance sheets.

NOTE 11 — INCOME TAXES

The Company, or one of its subsidiaries, is subject to U.S. federal income tax and income tax of multiple state and local jurisdictions. The Company provides for income taxes based on the enacted tax laws and rates in jurisdictions in which it conducts its operations. Prior to the Spin-off, the Company was included in the consolidated federal, state and local income tax returns filed by CHS and calculated income taxes for the purpose of carve-out financial statements using the “separate return method.” The Company deemed the amounts that it would have paid to or received from the U.S. Internal Revenue Service and certain state jurisdictions, had QHC not been a member of CHS’ consolidated tax group, to be immediately settled with CHS through Due to Parent, net in the consolidated and combined balance sheets. Since the Spin-off, the Company has filed its own consolidated federal, state and local income tax returns.

The Company’s effective tax rates were 1.9% and 38.7% for the three months ended September 30, 2017 and 2016, respectively and 0.1% and 16.5% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the Company’s effective tax rate for the three and nine months ended September 30, 2017, when compared to the three and nine months ended September 30, 2016, was primarily due to recording a valuation allowance against the deferred tax assets arising from the Company’s pre-tax loss in the 2017 period that are not more likely than not to be recognized.

The Company’s deferred income tax liabilities, net were $31.1 million as of September 30, 2017, compared to $31.5 million as of December 31, 2016, a $0.4 million decrease. This decrease was primarily due to a deferred tax benefit on the reversal of deferred tax liabilities previously recorded on goodwill and indefinite-lived assets of divested hospitals partially offset by the deferred tax provision recorded for tax deductible amortization of certain goodwill.

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records income tax benefits for all tax years subject to examination based on management’s evaluation of the facts, circumstances, and information available at the reporting date. The Company is not aware of any unrecognized tax benefits; therefore, it has not recorded any such amounts for the three and nine months ended September 30, 2017 and 2016.

NOTE 12 — EARNINGS PER SHARE

The following table provides a summary of the computation of basic and diluted earnings (loss) per share (in thousands, except earnings per share and shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Numerator:
Net income (loss)	$(28,554)	$(6,452)	$(86,334)	$(255,105)
Less: Net income (loss) attributable to noncontrolling interests	637	507	1,048	1,917
Net income (loss) attributable to Quorum Health Corporation	$(29,191)	$(6,959)	$(87,382)	$(257,022)
Denominator:
Weighted-average shares outstanding - basic and diluted	28,245,833	28,413,532	28,068,085	28,412,552

Basic and diluted earnings (loss) per share attributable to Quorum Health Corporation stockholders	$(1.03)	$(0.24)	$(3.11)	$(9.05)

For comparative purposes, the Company used 28,412,054 shares as the number of basic and diluted shares outstanding for all periods prior to the Spin-off in calculating basic and diluted earnings (loss) per share. This number of shares represents the number of

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

shares issued on the Spin-off date. Due to the net losses attributable to Quorum Health Corporation in the three and nine months ended September 30, 2017 and 2016, no incremental shares were included in diluted earnings (loss) per share for these periods because the effect of the incremental shares would be anti-dilutive. No incremental shares were considered for any periods prior to the Spin-off.

NOTE 13 — SEGMENTS

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

The following tables provide a summary of financial information related to the Company’s segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net operating revenues:
Hospital operations	$478,815	$522,957	$1,494,351	$1,559,274
All other	20,487	20,982	62,737	63,953
Total net operating revenues	$499,302	$543,939	$1,557,088	$1,623,227

Adjusted EBITDA:
Hospital operations	$39,227	$41,618	$118,229	$117,014
All other	(6,959)	5,131	(25,389)	15,191
Total Adjusted EBITDA	$32,268	$46,749	$92,840	$132,205

	September 30,	December 31,
	2017	2016

Assets:
Hospital operations	$1,789,217	$1,802,121
All other	148,978	192,249
Total assets	$1,938,195	$1,994,370

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

The following table provides a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Adjusted EBITDA	$32,268	$46,749	$92,840	$132,205
Interest expense, net	(32,216)	(28,028)	(90,204)	(84,756)
(Provision for) benefit from income taxes	542	4,081	86	50,320
Depreciation and amortization	(20,735)	(28,234)	(63,441)	(90,854)
Legal, professional and settlement costs	(2,050)	(488)	(6,519)	(6,176)
Impairment of long-lived assets and goodwill	(5,261)	—	(21,461)	(250,400)
Gain (loss) on sale of hospitals, net	(79)	—	5,112	—
Transaction costs related to the Spin-off	(173)	(532)	(204)	(5,444)
Post-spin headcount reductions	(850)	—	(2,543)	—
Net income (loss)	$(28,554)	$(6,452)	$(86,334)	$(255,105)

NOTE 14 — STOCK-BASED COMPENSATION

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

On April 28, 2017, the Compensation Committee of the Board of Directors (the “Compensation Committee”) and the Governance and Nominating Committee of the Board of Directors (the “Governance and Nominating Committee”) granted 168,618 time-vested restricted stock awards to its non-employee directors. The grants were made pursuant to the 2016 Stock Award Plan and a director restricted stock award agreement. The restrictions on the time-vested restricted stock awards will lapse on February 22, 2018.

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

On May 3, 2016, the Board, upon recommendation of its Compensation Committee and its Governance and Nominating Committee, granted 10,000 time-vested restricted stock awards to each of its seven non-employee directors. The grants were made pursuant to the 2016 Stock Award Plan and a director restricted stock award agreement. The restrictions on the time-vested restricted stock awards lapsed on the first anniversary of the grant date.

The following table provides a summary of the activity related to unvested QHC restricted stock awards held by QHC and CHS employees during the nine months ended September 30, 2017 that were distributed in the Spin-off (in shares):

	QHC Awards Distributed in Spin-off
	QHC Employees	CHS Employees	Total

Unvested restricted stock awards at December 31, 2016	52,462	621,525	673,987
Vested	(34,009)	(202,286)	(236,295)
Forfeited	(14,129)	(150,429)	(164,558)
Unvested restricted stock awards at September 30, 2017	4,324	268,810	273,134

The following table provides a summary of the activity related to unvested restricted stock awards during the nine months ended September 30, 2017 that were granted to QHC employees subsequent to the Spin-off:

	QHC Awards Granted
	Subsequent to Spin-off
		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	Per Share

Unvested restricted stock awards at December 31, 2016	1,081,005	$12.77
Granted	1,093,618	7.64
Vested	(282,582)	12.77
Forfeited	(161,506)	9.63
Unvested restricted stock awards at September 30, 2017	1,730,535	9.82

Following the Spin-off, the Company began recording stock-based compensation expense related to the vesting of QHC restricted stock awards issued to QHC employees on the Spin-off date, CHS restricted stock awards held by QHC employees on the Spin-off date, and restricted stock awards granted by QHC subsequent to the Spin-off. Stock-based compensation expense is recorded in salaries and benefits in the consolidated and combined statements of income for periods following the Spin-off. Prior to the Spin-off, an estimated portion of CHS’ stock-based compensation expense was allocated to QHC through the monthly corporate management fee from CHS, which was included in other operating expenses in the consolidated and combined statements of income, and therefore not included in stock-based compensation expense in the table below. The estimated costs allocated to QHC from CHS for stock-based compensation was $2.3 million for the nine months ended September 30, 2016.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Stock-based compensation resulting from the Spin-off	$435	$1,149	$1,799	$1,958
Stock-based compensation related to grants following the Spin-off	1,939	1,632	5,903	2,720
Total stock-based compensation expense	$2,374	$2,781	$7,702	$4,678

As of September 30, 2017, the Company had $0.8 million of unrecognized stock-based compensation expense related to the outstanding unvested QHC and CHS restricted stock awards held by QHC employees as of the Spin-off date and $11.3 million of unrecognized stock-based compensation expense related to the QHC restricted stock awards granted subsequent to the Spin-off.

NOTE 15 — EMPLOYEE BENEFIT PLANS

Following the Spin-off, the Company maintains various benefit plans, including defined contribution plans, a defined benefit plan and deferred compensation plans, of which certain of the Company’s subsidiaries are the plan sponsors. The rights and obligations of these plans were transferred from CHS in connection with the Spin-off, pursuant to the Separation and Distribution Agreement.

Defined Contribution Plans

The Quorum Health Retirement Savings Plan (the “RSP”) is a defined contribution plan established on January 1, 2016 by CHS in anticipation of the Spin-off. Prior to the Spin-off, the cumulative liability for these benefit costs was recorded in Due to Parent, net. The assets and liabilities under this plan were transferred to QHC in connection with the Spin-off. The RSP covers the majority of the employees at the Company’s subsidiaries. The Company has other minor defined contribution plans at certain of its hospitals that cover employees under the terms of these individual plans. Total expense (benefit) to the Company under all defined contribution plans was $(4.9) million and $3.2 million for the three months ended September 30, 2017 and 2016, respectively, and $1.5 million and $10.2 million for the nine months ended September 30, 2017 and 2016, respectively. The benefit in the three months ended September 30, 2017 related to a reduction in discretionary employee benefits for the full year. The costs associated with the RSP are recorded as salaries and benefits expense in the consolidated and combined statements of income.

Deferred Compensation Plans

Certain QHC employees participated in CHS’ unfunded deferred compensation plans that allowed participants to defer receipt of a portion of their compensation. The election period for those employees continued under the CHS plan through December 31, 2016. In January 2017, the assets and liabilities attributable to QHC employees of $22.9 million and $23.9 million, respectively, were transferred to a new plan established by QHC, as described below.

On August 18, 2016, the Compensation Committee of the Board adopted the Executive Nonqualified Excess Plan Adoption Agreement (the “Adoption Agreement”) and the Executive Nonqualified Excess Plan Document (the “Plan Document”), that together, the Adoption Agreement names as the QHCCS, LLC Nonqualified Deferred Compensation Plan (the “NQDCP”). The NQDCP is an unfunded, nonqualified deferred compensation plan that provides deferred compensation benefits for a select group of management, highly compensated employees and independent contractors of the Company’s wholly-owned subsidiary, QHCCS, LLC (“QHCCS”), a Delaware limited liability company, including the Company’s named executive officers. The NQDCP permits participants to defer a portion of their annual base salary, service bonus and performance-based compensation, as well as up to 100% of their incentive compensation in any calendar year. In addition to participant deferrals, QHCCS and/or its affiliates may make discretionary credits to participants’ accounts for any year. As of September 30, 2017, the assets and liabilities under this plan were $24.1 million and $25.3 million, respectively, and are included in other long-term assets and other long-term liabilities in the consolidated and combined balance sheet.

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

On May 24, 2016, the Board, upon recommendation of the Compensation Committee, approved the Company’s Amended and Restated Supplemental Executive Retirement Plan (the “Amended and Restated SERP”), in order to accrue additional benefits with respect to QHC Employees who otherwise qualify as “Participants” under the Amended and Restated SERP. The Amended and Restated SERP is a noncontributory non-qualified deferred compensation plan under Section 409A of the Internal Revenue Code. The benefit costs under both SERP plans were $0.5 million for the three months ended September 30, 2017 and $1.5 million for the nine months ended September 30, 2017, and are included in salaries and benefits in the consolidated and combined statements of income. There was no current portion of the benefit liability for the Amended and Restated SERP as of September 30, 2017. The long-term portion of the benefit liability for the Amended and Restated SERP was $8.4 million as of September 30, 2017. As of December 31, 2016, the current and long-term portions of the benefit liability were $2.3 million and $7.1 million, respectively. The current portion is included in accrued salaries and benefits and the long-term portion is included in other long-term liabilities in the consolidated and combined balance sheet.

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

Defined Benefit Pension Plan

QHC provides benefits to employees at one of its hospitals through a defined benefit plan (the “Pension Plan”). The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are in accordance with the minimum funding requirements of ERISA. Benefit costs related to the Pension Plan were $0.1 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.3 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively. The Company recognizes the unfunded liability of the Pension Plan in other long-term liabilities in its consolidated and combined balance sheets. Unrecognized gains (losses) and prior service credits (costs) are recognized as other comprehensive income (loss). The accrued benefit liability for the Pension Plan was $1.0 million and $1.1 million at September 30, 2017 and December 31, 2016, respectively.

NOTE 16 — RELATED PARTY TRANSACTIONS

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

The following table provides a summary of allocated costs to QHC from CHS (in thousands):

Nine Months Ended
September 30,
2016

Insurance costs	$44,246
Management fees from Parent	11,792
All other allocated costs	25,021
Total related party operating costs and expenses	$81,059

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

During the carve-out period, QHC was charged interest on a monthly basis by CHS on the amount of Due to Parent, net outstanding at the end of each month. Interest rates were variable and ranged from 4% to 7% during the carve-out period. Interest expense was recorded as an increase in the Due to Parent, net liability and was deemed settled each month. For the nine months ended September 30, 2016, interest expense related to Due to Parent, net was $35.8 million.

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

The total expenses recorded by the Company under transition services agreements with CHS following the Spin-off were $15.5 million and $18.1 million for the three months ended September 30, 2017 and 2016, respectively. The total expenses recorded by the Company under transition services agreements with CHS following the Spin-off combined with the allocations from CHS for these same services prior to the Spin-off were $47.7 million and $52.2 million for the nine months ended September 30, 2017 and 2016, respectively. The Company is disputing in arbitration, among other issues and actions, certain charges and lack of performance of various obligations under the transition services agreements with CHS.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

NOTE 17 — COMMITMENTS AND CONTINGENCIES

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

•

Blue Island, Illinois – Patient Status. On October 9, 2015, the Company’s hospital in Blue Island, Illinois received a CID from the Office of the United States Attorney in Chicago, Illinois concerning allegations of upcoding observation and other outpatient services and improperly falsifying inpatient admission orders. To date, the hospital has produced a significant amount of documents in response to requests for emails, medical records and documentation concerning status change from observation to inpatient, and the government has taken CID testimony from former hospital employees. The Company is unable to predict the outcome of this investigation. However, it is reasonably possible that the Company may incur a loss in connection with this investigation. The Company is unable to reasonably estimate the amount or range of such reasonably possible loss given that the investigation is still ongoing. Under some circumstances, losses incurred in connection with an adverse resolution in this investigation could be material. The Company is fully cooperating with this investigation.

Commercial Litigation and Other Lawsuits

•

Arbitration with Community Health Systems, Inc. On August 4, 2017, the Company received a demand for arbitration from CHS seeking payment of certain amounts the Company has withheld pursuant to two transition services agreements. The Company contends that the amounts are not payable to CHS and were not properly billed by CHS

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

under the agreements. The matter is pending before the American Arbitration Association. CHS seeks payment of approximately $6 million relating to two of the transition service agreements. The Company intends to vigorously contest the charges as not payable to CHS under the transition service agreements and has made a counterclaim for substantial damages the Company believes it has suffered as a result of the transition service agreements and other actions taken by CHS in connection with the Spin-off. The matter is at a preliminary stage and the Company cannot assess the likelihood of a material adverse outcome at this time. The parties expect to engage in a mediation process and the arbitration has been scheduled for June 18-29, 2018.

•

Zwick Partners LP and Aparna Rao, Individually and On Behalf of All Others Similarly Situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller and Michael J. Culotta. On September 9, 2016, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its officers. The Amended Complaint, filed on September 13, 2017, purports to be brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of the Company between May 2, 2016 and August 10, 2016 and alleges that the Company and certain of its officers violated federal securities laws, including Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of the Company’s business, operations and compliance policies. On April 17, 2017, Plaintiff filed a Second Amended Complaint adding additional defendants, Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash. On June 23, 2017, the Company filed a motion to dismiss, which Plaintiffs opposed on August 22, 2017. The Company is vigorously defending itself in this matter. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss in connection with this matter. The Company is unable to reasonably estimate the amount or range of such reasonably possible loss because the motion to dismiss is still pending and discovery is stayed pending resolution of the motion to dismiss. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

United Tort Claimants v. Quorum Health Resources, LLC (U.S. Bankruptcy Court for the District of New Mexico); Douthitt - Dugger, et al. v. Quorum Health Resources, LLC (Bernalillo County, New Mexico District Court). Plaintiffs in these cases underwent surgical procedures at Gerald Champion Regional Medical Center in New Mexico that they contend were experimental and performed by an unqualified doctor. Their lawsuits, originally filed on June 11, 2010, against the doctors, QHR and the hospital are pending in state court and in federal bankruptcy court in New Mexico. Subject to an adverse result in the insurance coverage litigation referenced below, in 2012, QHR resolved plaintiffs’ claims for QHR’s liability exceeding insurance limits, and for liability not covered by insurance, for $5.1 million through a settlement agreement. Litigation of plaintiffs’ claims against QHR has continued, and the trial of the claims of most of the plaintiffs is proceeding in phases in a bankruptcy court bench trial. During the liability phase, on December 23, 2016, the federal bankruptcy court in New Mexico ruled that QHR was 16.5% at fault for plaintiffs’ injuries. On June 19, 2017, a one-day bankruptcy court bench trial was held on an issue related to the enforceability of the prior settlement agreement, and no decision has been received to date. In addition, the final phase of the trial in federal bankruptcy court, to determine plaintiffs’ damages and QHR offsets, was tried July 24 through August 7, 2017, and no decision has been received to date. The United Tort Claimants (“UTC”) have made new and yet unproven allegations during trial that they contend warrant additional liability for QHR. QHR believes that the UTC’s contentions are without merit and are vigorously defending against them. The New Mexico state court has set March 8, 2018 as the trial date for plaintiffs’ claims against QHR. QHR’s insurer, Lexington Insurance Company, is providing a defense in these cases, subject to a reservation of rights. Lexington has sued QHR in Williamson County, Tennessee seeking a declaration that plaintiffs’ claims and the cost of defending QHR are not covered by Lexington. (Lexington Insurance Company v. Quorum Health Resources, LLC, et al. (Williamson County, Tennessee Chancery Court)). No trial date has been set for Lexington’s claim against QHR to nullify insurance coverage, which QHR is also vigorously defending. A court hearing is pending regarding Lexington's claim for reimbursement of defense costs incurred in the UTC actions, and no decision has been received. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss in connection with this matter. The Company is unable to reasonably estimate the amount or range of such reasonably possible loss because the proceedings with respect to the merits of the New Mexico state court action, the availability and extent of insurance coverage and damages are not sufficiently advanced. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

R2 Investments, LDC v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller, Michael J. Culotta, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings,

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Julia B. North, H. Mitchell Watson, Jr. and H. James Williams. On October 25, 2017, a shareholder filed an action in the Circuit Court of Williamson County, Tennessee against the Company and certain of its officers and directors and CHS and certain of its officers and directors. The complaint alleges that the defendants violated the Tennessee Securities Act and common law by, among other things, making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of the Company’s business, operations and financial condition. Plaintiff is seeking rescissionary, compensatory and punitive damages. The Company is vigorously defending itself in this matter. Given the early stage of this matter, there are not sufficient facts available to reasonably assess the potential outcome of this matter or reasonably assess any estimate of the amount or range of any potential outcome

Insurance Reserves

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

The following tables provide a summary of the Company’s insurance reserves related to professional and general liability claims and workers’ compensation liability claims, distinguished between those indemnified by CHS and those related to the Company’s self-insurance risks (in thousands):

	September 30, 2017
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$16,247	$54,051	$16,247	$54,051
All other self-insurance reserves	—	—	2,448	28,504
Total insurance reserves for professional and general liability	16,247	54,051	18,695	82,555
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	3,412	16,060	3,412	16,060
All other self-insurance reserves	—	—	1,778	4,126
Total insurance reserves for workers' compensation liability	3,412	16,060	5,190	20,186
Total self-insurance reserves	$19,659	$70,111	$23,885	$102,741

	December 31, 2016
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$17,580	$59,652	$17,580	$59,652
All other self-insurance reserves	—	—	230	14,542
Total insurance reserves for professional and general liability	17,580	59,652	17,810	74,194
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	4,863	15,958	4,863	15,958
All other self-insurance reserves	—	—	1,736	1,458
Total insurance reserves for workers' compensation liability	4,863	15,958	6,599	17,416
Total self-insurance reserves	$22,443	$75,610	$24,409	$91,610

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

Physician Recruiting Commitments

As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to a physician in excess of the amount earned in his or her practice, up to the amount of the income guarantee. The income guarantee period over which the Company agrees to subsidize a physician’s income is typically one year and the commitment period over which the physician agrees to practice in the designated community is typically three years. Under the terms of the agreements, such payments are recoverable by the Company from physicians who do not fulfill their commitment periods. The Company’s recorded liabilities related to these income guarantee agreements were $0.7 million and $1.6 million at September 30, 2017 and December 31, 2016, respectively, which are included in other current liabilities on the consolidated and combined balance sheets. At September 30, 2017, the maximum potential amount of future payments under these guarantees in excess of the liabilities recorded was $1.0 million.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Construction and Capital Commitments

The Company is building a new patient tower and expanding surgical capacity at McKenzie–Willamette Medical Center, its hospital in Springfield, Oregon. During the three months ended September 30, 2017 and 2016, the Company incurred costs of $6.5 million and $9.8 million, respectively, and incurred costs of $31.1 million and $27.0 million during the nine months ended September 30, 2017 and 2016, respectively, related to this project. As of September 30, 2017, the Company had incurred a total of $79.9 million of costs for this project, of which $75.3 million has been placed into service as of September 30, 2017. The total estimated cost of this project, including equipment costs, is estimated to be approximately $105.0 million. The project is expected to be completed in late 2018.

NOTE 18 — SUBSEQUENT EVENTS

In October 2017, the Company received $30.9 million in cash from the State of California related to the 2015-2016 fiscal year HQAF Program, a portion of which was utilized to pay down additional principal on the Company’s secured debt.

On October 31, 2017, the Company completed the divestiture of L.V. Stabler Memorial Hospital (“L.V. Stabler”) and its affiliated outpatient facilities, located in Greenville, Alabama, and received proceeds of $2.8 million, substantially all of which the Company intends to use to pay down principal on the Term Loan Facility.

In October and November of 2017, the Company utilized proceeds from the HQAF Program and divestitures, including Lock Haven, Sunbury, Trinity and L.V. Stabler, to pay down $18.2 million of principal on the Term Loan Facility.

NOTE 19 — GUARANTOR AND NON-GUARANTOR SUPPLEMENTAL INFORMATION

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

Following the Spin-off, the Company’s intercompany activity consists primarily of daily cash transfers, the allocation of certain expenses and expenditures paid by the parent issuer on behalf of its subsidiaries, and the push down of investment in its subsidiaries. The parent issuer’s investment in its subsidiaries reflects the activity of the period beginning April 29, 2016 through September 30, 2017. Likewise, the parent issuer’s equity in earnings of unconsolidated affiliates represents the Company’s earnings for the same post-spin period.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Statement of Income (Loss)

Three Months Ended September 30, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating revenues, net of contractual allowances and discounts	$—	$439,813	$118,034	$—	$557,847
Provision for bad debts	—	48,652	9,893	—	58,545
Net operating revenues	—	391,161	108,141	—	499,302
Operating costs and expenses:
Salaries and benefits	—	176,085	75,695	—	251,780
Supplies	—	43,590	15,067	—	58,657
Other operating expenses	100	120,035	25,222	—	145,357
Depreciation and amortization	—	17,289	3,446	—	20,735
Rent	—	7,332	5,045	—	12,377
Electronic health records incentives earned	—	(377)	90	—	(287)
Legal, professional and settlement costs	—	2,050	—	—	2,050
Impairment of long-lived assets and goodwill	—	5,261	—	—	5,261
Loss (gain) on sale of hospitals, net	—	100	(21)	—	79
Transaction costs related to the Spin-off	—	134	39	—	173
Total operating costs and expenses	100	371,499	124,583	—	496,182
Income (loss) from operations	(100)	19,662	(16,442)	—	3,120
Interest expense, net	32,001	206	9	—	32,216
Equity in earnings of affiliates	(2,366)	3,184	—	(818)	—
Income (loss) before income taxes	(29,735)	16,272	(16,451)	818	(29,096)
Provision for (benefit from) income taxes	(544)	(266)	268	—	(542)
Net income (loss)	(29,191)	16,538	(16,719)	818	(28,554)
Less: Net income (loss) attributable to noncontrolling interests	—	—	637	—	637
Net income (loss) attributable to Quorum Health Corporation	$(29,191)	$16,538	$(17,356)	$818	$(29,191)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Statement of Income (Loss)

Three Months Ended September 30, 2016

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating revenues, net of contractual allowances and discounts	$—	$464,406	$148,145	$—	$612,551
Provision for bad debts	—	53,671	14,941	—	68,612
Net operating revenues	—	410,735	133,204	—	543,939
Operating costs and expenses:
Salaries and benefits	—	181,930	84,882	—	266,812
Supplies	—	44,800	19,213	—	64,013
Other operating expenses	—	118,525	36,353	—	154,878
Depreciation and amortization	—	23,894	4,340	—	28,234
Rent	—	7,117	5,706	—	12,823
Electronic health records incentives earned	—	(1,133)	(203)	—	(1,336)
Legal, professional and settlement costs	—	488	—	—	488
Transaction costs related to the Spin-off	—	412	120	—	532
Total operating costs and expenses	—	376,033	150,411	—	526,444
Income (loss) from operations	—	34,702	(17,207)	—	17,495
Interest expense, net	28,641	(631)	18	—	28,028
Equity in earnings of affiliates	(17,865)	5,805	—	12,060	—
Income (loss) before income taxes	(10,776)	29,528	(17,225)	(12,060)	(10,533)
Provision for (benefit from) income taxes	(3,817)	3,220	(3,484)	—	(4,081)
Net income (loss)	(6,959)	26,308	(13,741)	(12,060)	(6,452)
Less: Net income (loss) attributable to noncontrolling interests	—	—	507	—	507
Net income (loss) attributable to Quorum Health Corporation	$(6,959)	$26,308	$(14,248)	$(12,060)	$(6,959)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Statement of Income (Loss)

Nine Months Ended September 30, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating revenues, net of contractual allowances and discounts	$—	$1,344,687	$386,320	$—	$1,731,007
Provision for bad debts	—	146,261	27,658	—	173,919
Net operating revenues	—	1,198,426	358,662	—	1,557,088
Operating costs and expenses:
Salaries and benefits	—	539,544	242,147	—	781,691
Supplies	—	134,866	51,725	—	186,591
Other operating expenses	2,992	373,979	89,423	—	466,394
Depreciation and amortization	—	53,408	10,033	—	63,441
Rent	—	21,494	15,137	—	36,631
Electronic health records incentives earned	—	(3,815)	(701)	—	(4,516)
Legal, professional and settlement costs	—	6,519	—	—	6,519
Impairment of long-lived assets and goodwill	—	21,461	—	—	21,461
Loss (gain) on sale of hospitals, net	—	100	(5,212)	—	(5,112)
Transaction costs related to the Spin-off	—	157	47	—	204
Total operating costs and expenses	2,992	1,147,713	402,599	—	1,553,304
Income (loss) from operations	(2,992)	50,713	(43,937)	—	3,784
Interest expense, net	91,934	(1,820)	90	—	90,204
Equity in earnings of affiliates	(7,457)	8,316	—	(859)	—
Income (loss) before income taxes	(87,469)	44,217	(44,027)	859	(86,420)
Provision for (benefit from) income taxes	(87)	(44)	45	—	(86)
Net income (loss)	(87,382)	44,261	(44,072)	859	(86,334)
Less: Net income (loss) attributable to noncontrolling interests	—	—	1,048	—	1,048
Net income (loss) attributable to Quorum Health Corporation	$(87,382)	$44,261	$(45,120)	$859	$(87,382)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Statement of Income (Loss)

Nine Months Ended September 30, 2016

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating revenues, net of contractual allowances and discounts	$—	$1,371,121	$454,077	$—	$1,825,198
Provision for bad debts	—	153,577	48,394	—	201,971
Net operating revenues	—	1,217,544	405,683	—	1,623,227
Operating costs and expenses:
Salaries and benefits	—	532,507	256,053	—	788,560
Supplies	—	134,369	57,441	—	191,810
Other operating expenses	—	376,523	106,003	—	482,526
Depreciation and amortization	—	75,158	15,696	—	90,854
Rent	—	21,008	16,909	—	37,917
Electronic health records incentives earned	—	(9,127)	(664)	—	(9,791)
Legal, professional and settlement costs	—	6,176	—	—	6,176
Impairment of long-lived assets and goodwill	—	213,600	36,800	—	250,400
Transaction costs related to the Spin-off	—	4,067	1,377	—	5,444
Total operating costs and expenses	—	1,354,281	489,615	—	1,843,896
Income (loss) from operations	—	(136,737)	(83,932)	—	(220,669)
Interest expense, net	49,282	32,869	2,605	—	84,756
Equity in earnings of affiliates	199,186	7,565	—	(206,751)	—
Income (loss) before income taxes	(248,468)	(177,171)	(86,537)	206,751	(305,425)
Provision for (benefit from) income taxes	(6,557)	(29,190)	(14,573)	—	(50,320)
Net income (loss)	(241,911)	(147,981)	(71,964)	206,751	(255,105)
Less: Net income (loss) attributable to noncontrolling interests	—	—	1,917	—	1,917
Net income (loss) attributable to Quorum Health Corporation	$(241,911)	$(147,981)	$(73,881)	$206,751	$(257,022)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Statement of Comprehensive Income (Loss)

Three Months Ended September 30, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(29,191)	$16,538	$(16,719)	$818	$(28,554)
Amortization and recognition of unrecognized pension cost components, net of income taxes	123	123	—	(123)	123
Comprehensive income (loss)	(29,068)	16,661	(16,719)	695	(28,431)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	637	—	637
Comprehensive income (loss) attributable to Quorum Health Corporation	$(29,068)	$16,661	$(17,356)	$695	$(29,068)

Condensed Consolidating and Combining Statement of Comprehensive Income (Loss)

Three Months Ended September 30, 2016

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(6,959)	$26,308	$(13,741)	$(12,060)	$(6,452)
Amortization and recognition of unrecognized pension cost components, net of income taxes	100	100	—	(100)	100
Comprehensive income (loss)	(6,859)	26,408	(13,741)	(12,160)	(6,352)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	507	—	507
Comprehensive income (loss) attributable to Quorum Health Corporation	$(6,859)	$26,408	$(14,248)	$(12,160)	$(6,859)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Statement of Comprehensive Income (Loss)

Nine Months Ended September 30, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(87,382)	$44,261	$(44,072)	$859	$(86,334)
Amortization and recognition of unrecognized pension cost components, net of income taxes	365	365	—	(365)	365
Comprehensive income (loss)	(87,017)	44,626	(44,072)	494	(85,969)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1,048	—	1,048
Comprehensive income (loss) attributable to Quorum Health Corporation	$(87,017)	$44,626	$(45,120)	$494	$(87,017)

Condensed Consolidating and Combining Statement of Comprehensive Income (Loss)

Nine Months Ended September 30, 2016

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(241,911)	$(147,981)	$(71,964)	$206,751	$(255,105)
Amortization and recognition of unrecognized pension cost components, net of income taxes	(3,710)	(3,710)	—	3,710	(3,710)
Comprehensive income (loss)	(245,621)	(151,691)	(71,964)	210,461	(258,815)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1,917	—	1,917
Comprehensive income (loss) attributable to Quorum Health Corporation	$(245,621)	$(151,691)	$(73,881)	$210,461	$(260,732)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Balance Sheet

September 30, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$12,513	$2,856	$367	$—	$15,736
Patient accounts receivable, net of allowance for doubtful accounts	—	306,572	86,987	—	393,559
Inventories	—	45,275	9,850	—	55,125
Prepaid expenses	58	18,971	5,364	—	24,393
Due from third-party payors	—	92,726	6,052	—	98,778
Current assets of hospitals held for sale	—	9,202	—	—	9,202
Other current assets	—	27,649	13,271	—	40,920
Total current assets	12,571	503,251	121,891	—	637,713
Intercompany receivable	3	277,910	146,036	(423,949)	—
Property and equipment, net	—	571,271	130,802	—	702,073
Goodwill	—	243,618	165,611	—	409,229
Intangible assets, net	—	63,838	7,155	—	70,993
Long-term assets of hospitals held for sale	—	12,770	12	—	12,782
Other long-term assets	—	81,507	23,898	—	105,405
Net investment in subsidiaries	1,502,465	—	—	(1,502,465)	—
Total assets	$1,515,039	$1,754,165	$595,405	$(1,926,414)	$1,938,195
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$1,394	$493	$—	$1,887
Accounts payable	87	133,946	23,069	—	157,102
Accrued liabilities:
Accrued salaries and benefits	—	57,857	23,443	—	81,300
Accrued interest	27,350	—	—	—	27,350
Due to third-party payors	—	35,800	1,511	—	37,311
Current liabilities of hospitals held for sale	—	2,767	—	—	2,767
Other current liabilities	415	27,076	11,956	—	39,447
Total current liabilities	27,852	258,840	60,472	—	347,164
Long-term debt	1,252,775	24,093	6	—	1,276,874
Intercompany payable	80,516	147,270	196,163	(423,949)	—
Deferred income tax liabilities, net	31,087	—	—	—	31,087
Other long-term liabilities	—	179,231	33,249	(66,921)	145,559
Total liabilities	1,392,230	609,434	289,890	(490,870)	1,800,684
Redeemable noncontrolling interests	—	—	1,578	—	1,578
Equity:
Quorum Health Corporation stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	3	—	—	—	3
Additional paid-in capital	546,609	1,316,949	438,533	(1,755,482)	546,609
Accumulated other comprehensive income (loss)	(2,395)	(2,395)	—	2,395	(2,395)
Accumulated deficit	(421,408)	(169,823)	(147,720)	317,543	(421,408)
Total Quorum Health Corporation stockholders' equity	122,809	1,144,731	290,813	(1,435,544)	122,809
Nonredeemable noncontrolling interests	—	—	13,124	—	13,124
Total equity	122,809	1,144,731	303,937	(1,435,544)	135,933
Total liabilities and equity	$1,515,039	$1,754,165	$595,405	$(1,926,414)	$1,938,195

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Balance Sheet

December 31, 2016

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$21,609	$3,498	$348	$—	$25,455
Patient accounts receivable, net of allowance for doubtful accounts	—	277,155	103,530	—	380,685
Inventories	—	46,318	11,806	—	58,124
Prepaid expenses	—	17,874	5,154	—	23,028
Due from third-party payors	—	109,793	6,442	—	116,235
Current assets of hospitals held for sale	—	1,502	—	—	1,502
Other current assets	—	41,673	16,269	—	57,942
Total current assets	21,609	497,813	143,549	—	662,971
Intercompany receivable	3	126,035	84,827	(210,865)	—
Property and equipment, net	—	624,457	109,443	—	733,900
Goodwill	—	252,433	164,400	—	416,833
Intangible assets, net	—	73,404	11,578	—	84,982
Long-term assets of hospitals held for sale	—	6,851	—	—	6,851
Other long-term assets	—	72,967	15,866	—	88,833
Net investment in subsidiaries	1,485,213	—	—	(1,485,213)	—
Total assets	$1,506,825	$1,653,960	$529,663	$(1,696,078)	$1,994,370
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,819	$1,560	$304	$—	$5,683
Accounts payable	158	147,521	22,005	—	169,684
Accrued liabilities:
Accrued salaries and benefits	—	69,896	28,907	—	98,803
Accrued interest	19,915	—	—	—	19,915
Due to third-party payors	—	40,595	1,942	—	42,537
Current liabilities of hospitals held for sale	—	492	—	—	492
Other current liabilities	—	46,002	7,266	—	53,268
Total current liabilities	23,892	306,066	60,424	—	390,382
Long-term debt	1,215,836	24,899	407	—	1,241,142
Intercompany payable	34,495	86,084	90,286	(210,865)	—
Deferred income tax liabilities, net	31,474	—	—	—	31,474
Other long-term liabilities	—	144,950	22,651	(58,605)	108,996
Total liabilities	1,305,697	561,999	173,768	(269,470)	1,771,994
Redeemable noncontrolling interests	—	—	6,807	—	6,807
Equity:
Quorum Health Corporation stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	3	—	—	—	3
Additional paid-in capital	537,911	1,333,347	412,705	(1,746,052)	537,911
Accumulated other comprehensive income (loss)	(2,760)	(2,760)	—	2,760	(2,760)
Accumulated deficit	(334,026)	(238,626)	(78,058)	316,684	(334,026)
Total Quorum Health Corporation stockholders' equity	201,128	1,091,961	334,647	(1,426,608)	201,128
Nonredeemable noncontrolling interests	—	—	14,441	—	14,441
Total equity	201,128	1,091,961	349,088	(1,426,608)	215,569
Total liabilities and equity	$1,506,825	$1,653,960	$529,663	$(1,696,078)	$1,994,370

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Statement of Cash Flows

Nine Months Ended September 30, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(81,234)	$88,802	$(6,779)	$—	$789

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(18,057)	(32,610)	—	(50,667)
Capital expenditures for software	—	(5,412)	(762)	—	(6,174)
Acquisitions, net of cash acquired	—	(53)	(1,867)	—	(1,920)
Proceeds from the sale of hospitals	—	9,348	19,892	—	29,240
Changes in intercompany balances with affiliates, net	—	(72,795)	—	72,795	—
Net cash provided by (used in) investing activities	—	(86,969)	(15,347)	72,795	(29,521)

Cash flows from financing activities:
Borrowings (repayments) of revolving credit facilities, net	45,000	—	—	—	45,000
Borrowings of long-term debt	—	247	—	—	247
Repayments of long-term debt	(15,032)	(1,219)	(266)	—	(16,517)
Payments of debt issuance costs	(3,119)	—	—	—	(3,119)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(1,503)	—	—	(1,503)
Cash distributions to noncontrolling investors	—	—	(3,851)	—	(3,851)
Purchases of shares from noncontrolling investors	—	—	(1,244)	—	(1,244)
Changes in intercompany balances with affiliates, net	45,289	—	27,506	(72,795)	—
Net cash provided by (used in) financing activities	72,138	(2,475)	22,145	(72,795)	19,013

Net change in cash and cash equivalents	(9,096)	(642)	19	—	(9,719)
Cash and cash equivalents at beginning of period	21,609	3,498	348	—	25,455
Cash and cash equivalents at end of period	$12,513	$2,856	$367	$—	$15,736

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating and Combining Statement of Cash Flows

Nine Months Ended September 30, 2016

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(19,258)	$122,361	$(42,337)	$—	$60,766

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(48,965)	(7,483)	—	(56,448)
Capital expenditures for software	—	(4,344)	(914)	—	(5,258)
Acquisitions, net of cash acquired	—	—	(26)	—	(26)
Other investing activities	—	1,751	(695)	—	1,056
Changes in intercompany balances with affiliates, net	—	(88,460)	—	88,460	—
Net cash provided by (used in) investing activities	—	(140,018)	(9,118)	88,460	(60,676)

Cash flows from financing activities:
Borrowings of long-term debt	1,255,464	92	—	—	1,255,556
Repayments of long-term debt	(4,400)	(2,566)	(476)	—	(7,442)
Increase (decrease) in Due to Parent, net	—	25,183	—	—	25,183
Payments of debt issuance costs	(29,139)	—	—	—	(29,139)
Cash paid to Parent related to the Spin-off	(1,217,336)	—	—	—	(1,217,336)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(12)	—	—	(12)
Cash distributions to noncontrolling investors	—	—	(2,828)	—	(2,828)
Purchases of shares from noncontrolling investors	—	—	(100)	—	(100)
Changes in intercompany balances with affiliates, net	33,938	—	54,522	(88,460)	—
Net cash provided by (used in) financing activities	38,527	22,697	51,118	(88,460)	23,882

Net change in cash and cash equivalents	19,269	5,040	(337)	—	23,972
Cash and cash equivalents at beginning of period	—	524	582	—	1,106
Cash and cash equivalents at end of period	$19,269	$5,564	$245	$—	$25,078

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

•

the success and long-term viability of healthcare insurance exchanges, which may be impacted by whether a sufficient number of payors participate, , the availability of cost-sharing subsidies and actions taken by the current administration and Congress affecting the Affordable Care Act;

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

•

the potential adverse impact of known and unknown government investigations, internal investigations, audits, and federal and state false claims act litigation and other legal proceedings, including the shareholder and creditor litigations against our company and certain of our officers and threats of litigation, as well as the significant costs and attention from management required to address such matters;

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

•

the timing of any approval by CMS of Phase V of the California HQAF Program, the recognition of any revenues from the California program, and the timing and amount of any related cash flows, as well as the potential for retroactive adjustments for prior year payments

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

•	the impact of seasonal or severe weather conditions or earthquakes;
•	our ability to obtain adequate levels of professional and general liability and workers’ compensation liability insurance;
•	the effects related to outbreaks of infectious diseases;
•	the impact of cyber-attacks or security breaches;
•	our ability to manage effectively our arrangements with third-party vendors for key non-clinical business functions and services;
•	our ability to maintain certain accreditations at our existing facilities and any future facilities we may acquire; and
•	the risk factors included in our other filings with the SEC and included in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any.

Although we believe that these forward-looking statements are based on reasonable assumptions, these assumptions are inherently subject to significant regulatory, economic and competitive uncertainties and contingencies, which are difficult or impossible to predict accurately and may be beyond our control. Accordingly, we cannot give any assurance that our expectations will in fact occur and caution that actual results may differ materially from those in the forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this filing. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

As of September 30, 2017, we owned or leased a diversified portfolio of 32 hospitals in rural and mid-sized markets, which are located in 15 states and have a total of 3,051 licensed beds. Our hospitals provide a broad range of hospital and outpatient healthcare services, including general and acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services. For our hospital operations business, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. We also operate QHR, a leading hospital management advisory and healthcare consulting services business. For our management advisory and consulting services business, we are paid by the non-affiliated hospitals utilizing our services. Over 95% of our net operating revenues are attributable to our hospital operations business.

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

Our business strategy includes an ongoing strategic review of our hospitals based on an analysis of financial performance, current competitive conditions, expected demographic trends, joint venture opportunities and capital allocation requirements. As part of this strategy, we are actively engaging in initiatives, among others, to divest underperforming hospitals, reduce our debt and refine our portfolio to a more sustainable group of hospitals with higher operating margins. In December 2016, we sold Barrow Regional Medical Center (“Barrow”) for proceeds of $6.6 million and Sandhills Regional Medical Center (“Sandhills”) for proceeds of $7.2 million. In March 2017, we sold Cherokee Medical Center (“Cherokee”) for proceeds of $4.3 million and in June 2017, we sold Trinity Hospital of Augusta (“Trinity”) for proceeds of $15.9 million. In September 2017, we sold Lock Haven Hospital (“Lock Haven”) and Sunbury Community Hospital (“Sunbury”) for combined proceeds of $9.1 million. In the first quarter of 2017, we targeted an additional eight hospitals that we intend to divest within twelve to fifteen months. These eight potential divestiture hospitals had net operating income (losses) of $(4.7) million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and $(23.0) million and $(17.0) million for the nine months ended September 30, 2017 and 2016, respectively.

We refer to the six hospitals that we have divested through September 30, 2017 as the Divestitures Group, the eight remaining hospitals targeted for divestiture as the Potential Divestitures Group and the remaining twenty-four hospitals that we operate as the Continuing Hospitals Group. We believe that a discussion of our operating results that distinguishes between those hospitals that management does not foresee as being part of our ongoing hospital operations business and those hospitals that will become our core hospital operations business, and available to service our debt obligations into the future, is meaningful to our stockholders, investors and other users of our financial statements. See “— Overview — Recent Divestiture Activity” below for additional information on our divestitures. These hospital groups are also further defined in “— Results of Operations” below.

On October 31, 2017, we completed the sale of 72-bed L.V. Stabler Memorial Hospital and its affiliated outpatient facilities, located in Greenville, Alabama, for proceeds of $2.8 million. This hospital was included in the Potential Divestitures Group for the nine months ended September 30, 2017. We have a definitive agreement to sell one other hospital in the Potential Divestitures Group, 70-bed Vista Medical Center West, located in Waukegan, Illinois. We currently anticipate completing the sale of this hospital in the first quarter of 2018. See Note 2 — Basis of Presentation and Significant Accounting Policies — Assets and Liabilities of Hospitals Held for Sale in the accompanying financial statements for additional information on how hospitals meet the criteria for classification as held for sale.

Financial Overview

Our net operating revenues for the three months ended September 30, 2017 decreased $44.6 million to $499.3 million, compared to $543.9 million for the three months ended September 30, 2016, a 8.2% decrease. Net operating revenues for the quarter decreased $32.5 million from the Divestitures Group and decreased $11.5 million resulting from our inability to accrue in the 2017 period for the California HQAF program revenues pending approval for the 2017-2019 program period by Centers for Medicare & Medicaid Services (“CMS”). Excluding these amounts, net operating revenues decreased $0.6 million for the three months ended September 30, 2017 compared to the same period in 2016. Net loss attributable to Quorum Health Corporation for the three months ended September 30, 2017 was $(29.2) million compared to $(7.0) million for the same period in 2016. The net loss for the three months ended September 30, 2017 was impacted by an $8.8 million decrease, net of provider taxes, related to the California HQAF program and $5.3 million of impairment charges related to certain hospitals intended for divestiture. On a same-facility basis, our operating results for the three months ended September 30, 2017 reflect a 0.2% decrease in admissions and a 0.5% increase in adjusted admissions compared to the same period in 2016. Excluding the Divestitures Group and the Potential Divestitures Group, admissions and adjusted admissions increased 1.3% and 3.2%, respectively, for these same periods.

Our net operating revenues for the nine months ended September 30, 2017 decreased $66.1 million to $1,557.1 million, compared to $1,623.2 million for the nine months ended September 30, 2016, a 4.1% decrease. Net operating revenues decreased $63.6 million related to the Divestitures Group and decreased $33.9 million due to the inability to accrue revenues related to the California HQAF program, as discussed above. Excluding these amounts, net operating revenues increased $31.4 million for the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to favorable volume and rate variances. Net loss attributable to Quorum Health Corporation for the nine months ended September 30, 2017 was $(87.4) million compared to $(257.0) million for the same period in 2016. The 2017 period included impairment charges of $21.5 million related to hospitals held for sale or identified for divestiture and a net gain of $5.1 million on the sale of hospitals. The 2016 period included $250.4 million of impairment charges mentioned above and $5.4 million of transaction costs related to the Spin-off, partially offset by $25.7 million in revenues, net of provider taxes, related to the California HQAF program. On a same-facility basis, our operating results for the nine months ended September 30, 2017 reflect a 0.9% decrease in admissions and a 0.2% increase in adjusted admissions compared to the same period in 2016. Excluding the Divestitures Group and the Potential Divestitures Group, admissions and adjusted admissions increased 0.7% and 2.0%, respectively, for these same periods.

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

•

Eligibility Screening Services Agreement. This agreement defines services to be provided by CHS for financial and program criteria screening related to Medicaid or other program eligibility for pure self-pay patients. Fees are based on a fixed charge for each hospital receiving services

We recorded total expenses under transition services agreements with CHS following the Spin-off combined with the allocations from CHS for these same services prior to the Spin-off of $15.5 million and $18.1 million for the three months ended September 30, 2017 and 2016, respectively, and $47.7 million and $52.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Divestiture Activity

On September 30, 2017, we sold 70-bed Sunbury Community Hospital and its affiliated outpatient facilities (“Sunbury”), located in Sunbury, Pennsylvania, and 47-bed Lock Haven Hospital and its affiliated outpatient facilities (“Lock Haven”) located in Lock Haven, Pennsylvania, for combined proceeds of $9.1 million. For the three months ended September 30, 2017 and 2016, our operating results included pre-tax losses of $2.4 million in each period related to Sunbury and Lock Haven on a combined basis, and pre-tax losses of $6.5 million and $10.1 million for the nine months ended September 30, 2017 and 2016, respectively. In addition to the above, we recorded a $0.1 million loss on the sale in the three months ended September 30, 2017. We also recorded $1.9 million of impairment to property, equipment and capitalized software of Sunbury and Lock Haven during the nine months ended September 30, 2017.

On September 12, 2017, we announced that we had entered into a definitive agreement to sell 70-bed Vista Medical Center West, located in Waukegan, Illinois. We currently anticipate completing the sale of this hospital in the first quarter of 2018.

On September 11, 2017, we announced that we had entered into a definitive agreement to sell 72-bed L.V. Stabler Memorial Hospital, located in Greenville, Alabama. The definitive agreement covers the hospital and its affiliated outpatient facilities. On October 31, 2017, we sold this hospital and its affiliated outpatient facilities for proceeds of $2.8 million.

On June 30, 2017, we sold 231-bed Trinity Hospital of Augusta and its affiliated outpatient facilities (“Trinity”), located in Augusta, Georgia, for $15.9 million. For the three months ended September 30, 2017 and 2016, our operating results included pre-tax losses of $0.4 million and $2.0 million, respectively, related to Trinity, and pre-tax losses of $7.9 million and $7.8 million for the nine months ended September 30, 2017 and 2016, respectively. In addition to the above, we recorded a $5.2 million gain on the sale in the nine months ended September 30, 2017.

On March 31, 2017, we sold 60-bed Cherokee Medical Center and its affiliated outpatient facilities (“Cherokee”), located in Centre, Alabama, for $4.3 million. For the three months ended September 30, 2017 and 2016, our operating results included pre-tax gains (losses) of less than $0.1 million and $(1.2) million, respectively, related to Cherokee, and pre-tax losses of $(1.0) million and $(3.8) million for the nine months ended September 30, 2017 and 2016, respectively. In addition to the above, we recorded a $0.2 million gain on the sale in the nine months ended September 30, 2017.

Effective December 31, 2016, we sold 56-bed Barrow Regional Medical Center and its affiliated outpatient facilities (“Barrow”), located in Winder, Georgia, for $6.6 million. For the three months ended September 30, 2017 and 2016, the Company’s operating results included pre-tax losses of $0.4 million and $3.1 million, respectively, related to Barrow and pre-tax losses of $1.3 million and $8.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Effective December 1, 2016, we sold 64-bed Sandhills Regional Medical Center and its affiliated outpatient facilities (“Sandhills”), located in Hamlet, North Carolina, for $7.2 million. For the three months ended September 30, 2017 and 2016, the

Company’s operating results included pre-tax gains (losses) of $(0.4) million and $(1.9) million, respectively, related to Sandhills, and less than $0.1 million and $(3.4) million for the nine months ended September 30, 2017 and 2016, respectively.

Affordable Care Act

The Affordable Care Act, as currently structured, mandates that substantially all U.S. citizens maintain health insurance coverage, while expanding access to coverage through a combination of private sector health insurance reforms and public program expansion. In recent years, most of the states that have experienced the greatest reductions in rates of uninsured individuals have been those that expanded Medicaid coverage and established healthcare insurance exchanges at the state level. The outcome of the 2016 federal elections cast considerable uncertainty on the future of the Affordable Care Act, and it is unclear whether the trend of increased coverage will continue. In addition, several private health insurers have withdrawn from the healthcare insurance exchanges for the 2018 enrollment period, and the presidential administration has taken steps, including ending cost-sharing subsidies that were previously available to insurers, which may threaten the stability of those marketplaces. Government efforts to change, alter the implementation of, or repeal the Affordable Care Act may have an adverse effect on our business, results of operations, cash flow, capital resources and liquidity.

California 2017-2019 Hospital Quality Assurance Fee Program

The HQAF program provides funding for supplemental payments to hospitals that serve Medi-Cal and uninsured patients. Revenues generated from fees assessed on certain general and acute care California hospitals fund the non-federal supplemental payments to California’s safety-net hospitals while drawing down federal matching funds that are issued as supplemental payments to hospitals for care of Medi-Cal patients. In November 2016, California voters approved a state constitutional amendment measure that extends indefinitely the statute that imposes fees on California hospitals seeking federal matching funds.

The fourth phase of the HQAF program, which began in January 2014 but was approved by CMS in late 2014, expired on December 31, 2016. The California Department of Health Care Services (“DHCS”) submitted the Phase V hospital quality assurance fee program package on March 30, 2017 to the Centers for Medicare & Medicaid Services (“CMS”) for its review and approval of the overall program structure and the fees or provider tax rates for the program period January 1, 2017 through June 30, 2019, and the fee-for-service (“FFS”) inpatient and outpatient upper payments limits (“UPL”) for each of the state fiscal years in the period January 1, 2017 through June 30, 2019. CMS has not yet issued the required approvals for the Phase V program.

According to the California Hospital Association, the rate packages will be submitted to CMS for approval on a state fiscal year basis, with tentative submission dates as follows:

•	Under the traditional “pass-through” methodology, which represents the historical utilization:

➢	For the short state fiscal year period January 1, 2017 through June 30, 2017, the package should be submitted by May 15, 2018.

➢	For the state fiscal year July 1, 2017 through June 30, 2018, the package should be submitted by May 31, 2018.

➢	For the final state fiscal year in the program period of July 1, 2018 through June 30, 2019, the package should be submitted by October 31, 2018.

•	Under the new “directed” payment methodology, which is subject to current utilization;

➢	For the state fiscal year July 1, 2017 through June 30, 2018, the package should be submitted by May 31, 2018.

➢	For the final state fiscal year in the program period of July 1, 2018 through June 30, 2019, the package should be submitted by October 31, 2018.

CMS review of managed care rates is expected to take at least six months. DHCS expects traditional pass-through payments to be paid to plans about 60 days after CMS approval, as they are lump sum payments based on historical utilization. The new directed payments will not be paid to the plans until approximately nine months after completions of each state fiscal year, because these lump sum payments will be based on current utilization gathered from the encounter data file. Therefore, DHCS must allow ample run-out time to gather the utilization data and calculate how much each hospital and health plan should receive.

As with every iteration of the hospital quality assurance fee program, there are numerous new issues to resolve. Since the program’s inception, FFS payments have been estimated for each program period using a consistent methodology and trending approach. CMS has approved the FFS payments developed with this methodology and made federal payments to the state of California. Now, CMS requires that DHCS retrospectively reconcile the “estimated” UPL for a state fiscal year to the “actual” UPL, beginning with fiscal years 2015-2016 and 2016-2017, even though those years have already been approved and paid. The reconciliation process requires states to recalculate the UPL using data that is no older than two years. CMS, in its review of those years, is questioning the approach used to estimate the amounts and the method to trend the amounts forward. This has two major implications. First, CMS will not review the 2017 hospital quality assurance fee program UPL amounts until the reconciliation is resolved. Second, there is a risk of the hospital quality assurance fee program having paid too much in supplemental payments in the last program than what reconciled UPL would support. The amount of overpayment is estimated at $1 billion, but potentially more if CMS further changes the methodology.

This means that hospitals may have received more in the prior program than what CMS now says was allowed, and the negative amount would shift to the new program period. There is however, more money owed to hospitals in the prior program that has been approved by CMS but not yet paid to DHCS to hospitals. For state fiscal years 2013-2014 and 2014-2015, CMS recently approved an enhanced federal match for FFS expansion population, totaling about $680 million for the years approved. DHCS is retaining these funds to offset the reconciliation of the UPL overpayments to hospitals. In addition to the $680 million that CMS approved, the 2015-2016 and 2016-2017 fiscal year amounts are expected to potentially result in full coverage of the UPL overpayment.

CMS has indicated that going forward it will only approve one fiscal year at a time for the UPL amounts using data that is no older than two years. Of the total payments received for all hospitals, our portion only represents 0.55% of the total payments. We are still estimating that our net impact over the 30 month period will be $55.3 million. While uncertainties regarding the timing and amount of payment under the HQAF program exist, our estimates of cash collections at this time, including previous programs, will be $35.0 million in 2018, $19.9 million in 2019 and $15.5 million in 2020. On October 16, 2017, we received $30.9 million in cash for the 2015-2016 fiscal year program period.

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

Basis of Presentation

Our financial statements have been prepared under the assumption that QHC will continue as a going concern. We have limited stand-alone operating history and have experienced net losses in each of the quarters subsequent to the Spin-off from CHS. See “— Liquidity and Capital Resources – Financial Outlook” for information on the CS Amendment and other factors impacting our future earnings projections.

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

The statement of income for the nine months ended September 30, 2016 includes expense allocations for the period prior to the Spin-off for certain corporate functions provided by CHS to QHC, including, but not limited to, executive and divisional management, employee benefits administration, treasury, accounting, risk management, audit, legal, procurement, human resources, information technology support and other administrative support services. These expenses were allocated to QHC based on direct usage or benefit where identifiable, with the remainder allocated to QHC using ratios based on revenues, expenses or licensed beds. Following the

Spin-off, we began performing corporate functions using internal resources or purchased services, certain of which are required to be provided by CHS pursuant to the transition services agreements and other ancillary agreements.

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

Amounts we collect for medical treatment of patients covered by Medicare, Medicaid and non-governmental third-party payors are generally less than our standard billing rates. Our standard charges and the reimbursement rates for routine inpatient services vary significantly depending on the type of medical procedure performed and the geographical location of the hospital. Differences in our standard billing rates and the amounts we expect to collect from third-party payors are classified as contractual allowances. The reimbursements we ultimately receive as payments for services are determined for each patient instance of care, based on the contractual terms we negotiate with third-party payors or based on federal and state regulations related to governmental healthcare programs. Our contractual allowances are impacted by the timing and ability of CHS to monitor the classification and collection of our patient accounts receivable. Billings and collections are outsourced to CHS under the transition services agreements that were put in place in connection with the Spin-off. See Note 16 — Related Party Transactions in the accompanying financial statements for additional information on these agreements. Except for emergency department services, our policy is to determine the payment methodology with patients prior to when the services are performed. Self-pay and other payor discounts are incentives offered to uninsured or underinsured patients or other payors to reduce their costs of healthcare services with the purpose of maximizing our collection efforts.

The following tables provide a summary of our net operating revenues, before the provision for bad debts, for the three and nine months ended September 30, 2017 and 2016, and on a sequential basis for the current quarter, by payor source (dollars in thousands):

	Three Months Ended September 30,
	2017		2016
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$167,287	30.0%	$162,753	26.6%
Medicaid	94,571	17.0%	125,679	20.5%
Managed care and commercial	213,637	38.3%	239,461	39.1%
Self-pay	58,935	10.6%	60,079	9.8%
Non-patient	23,417	4.1%	24,579	4.0%
Total net operating revenues, before the provision for bad debts	$557,847	100.0%	$612,551	100.0%

	Nine Months Ended September 30,
	2017		2016
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$502,747	29.0%	$505,836	27.7%
Medicaid	298,580	17.2%	342,030	18.7%
Managed care and commercial	683,642	39.6%	714,340	39.2%
Self-pay	173,325	10.0%	184,004	10.1%
Non-patient	72,713	4.2%	78,988	4.3%
Total net operating revenues, before the provision for bad debts	$1,731,007	100.0%	$1,825,198	100.0%

	Three Months Ended
	September 30, 2017		June 30, 2017
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$167,287	30.0%	$160,167	27.4%
Medicaid	94,571	17.0%	107,341	18.3%
Managed care and commercial	213,637	38.3%	238,448	40.7%
Self-pay	58,935	10.6%	55,310	9.5%
Non-patient	23,417	4.1%	23,949	4.1%
Total net operating revenues, before the provision for bad debts	$557,847	100.0%	$585,215	100.0%

Our net operating revenues, before the provision for bad debts, for the Medicaid payor source were negatively impacted $11.5 million and $33.9 million for the three and nine months ended September 30, 2017, respectively, and $11.3 million for the three months ended June 30, 2017 due to our inability to accrue for the California HQAF program in 2017 pending CMS approval.

Charity Care

In the ordinary course of business, we provide services to patients who are financially unable to pay for hospital care. The related charges for those patients who are financially unable to pay that otherwise do not qualify for reimbursement from a governmental program are classified as charity care. We determine amounts that qualify for charity care primarily based on the patient’s household income relative to the poverty level guidelines established by the federal government. Our policy is not to pursue collections for such amounts; therefore, the related charges are recorded in operating revenues at the standard billing rates and fully offset in contractual allowances in the same period.

Electronic Health Record Incentive Payments

Pursuant to the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, we are eligible to receive incentive payments under the Medicare and Medicaid programs related to our hospitals and physician clinics that demonstrate meaningful use of certified electronic health record (“EHR”) technology. These payments are available for a maximum period of five or six years, depending on the program. If we fail to demonstrate meaningful use, we are subject to payment reductions. We incur both capital expenditures and operating expenses in connection with the implementation of EHR technology initiatives. The amount and timing of these expenditures does not directly correlate with the timing of the receipt of EHR payments or the recognition of EHR incentives as earned. We record EHR incentives in our statements of income as a reduction to our operating costs and expenses. As we move toward our full implementation of certified EHR technology, our EHR incentives will decline and ultimately end. For the three months ended September 30, 2017 and 2016, our EHR incentives earned were $0.3 million and $1.3 million, respectively, and $4.5 million and $9.8 million for the nine months ended September 30, 2017 and 2016, respectively. We anticipate that we will earn approximately $5 million of EHR incentives for the full year 2017.

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

We use a third-party automated contractual allowance system to calculate our contractual allowances each month. Contractual allowances are calculated utilizing historical paid claims data by payor source, which is uploaded into the system each month. The key assumptions used by the system to calculate the current period estimated contractual allowances are derived on a payor-specific basis from the estimated contractual reimbursement percentage and historical paid claims data. The automated contractual allowance system does not include patient account level information, as it estimates an average contractual allowance for each payor source. Due to the complexities involved in the contractual allowance estimates, actual reimbursement payments we receive from third-party payors could be different from the amounts we estimated and recorded. If the actual contractual reimbursement percentages by payor source differed by 1% from our estimated contractual reimbursement percentages, our net loss for the nine months ended September 30, 2017 would have changed by $20.9 million. If we applied a 1% differential to our patient accounts receivable due from governmental, managed care and commercial third-party payors as of September 30, 2017, patient accounts receivable, net would have changed by $20.9 million.

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans are estimated and recorded in the period patient services are performed and any revisions to estimates of previous program reimbursements are recorded in subsequent periods until the final cost report settlements are determined. We account for cost report settlements in contractual allowances in our statements of income and record these amounts as due from and due to third-party payors on our balance sheets. Contractual allowance adjustments related to previous program reimbursements and final cost report settlements favorably (unfavorably) impacted net operating revenues $2.5 million and $(0.8) million during the three months ended September 30, 2017 and 2016, respectively, and $2.5 million and $(5.2) million during the nine months ended September 30, 2017 and 2016, respectively.

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

The following table shows the portion of our Medicaid reimbursements attributable to state supplemental payment programs for the three and nine months ended September 30, 2017 and 2016, and on a sequential basis for the current quarter (in thousands):

	Three Months Ended		Nine Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	June 30,
	2017	2016	2017	2016	2017	2017

Medicaid revenues	$46,866	$54,688	$138,544	$162,009	$46,866	$46,381
Provider taxes and other expenses	16,523	19,559	50,646	57,590	16,523	17,230
Reimbursements attributable to state supplemental payment programs, net of expenses	$30,343	$35,129	$87,898	$104,419	$30,343	$29,151

The California Department of Health Care Services implemented the HQAF Program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients. Under Phase IV of the program, covering the period January 2014 through December 2016, we recognized $11.5 million of Medicaid revenues and $2.7 million of provider taxes for the three months ended September 30, 2016, and $33.9 million of Medicaid revenues and $8.2 million of provider taxes for the nine months ended September 30, 2016. We have not recognized any revenues related to the HQAF program in 2017.

In November 2016, California voters approved a state constitutional amendment measure that extends indefinitely the statute that imposes fees on California hospitals seeking federal matching funds. However, Phase IV of the program expired on December 31, 2016 and CMS has not yet issued approvals, including waiver of certain healthcare-tax related rules, for Phase V of the program. Consistent with the first four phases of the HQAF Program, we will not recognize any revenues under the new program until CMS completes the approval process. HQAF funding levels are based in part on Medi-Cal utilization. As a result, changes in coverage of individuals under the Medi-Cal program could affect the revenues and cash flows of our California hospitals under future phases of the HQAF Program. We are currently estimating the 2017-2019 HQAF Program will be approved in the fourth quarter of 2017 and that our revenues will be approximately $22 million for the year ended December 31, 2017, all of which we anticipate will be recorded in the fourth quarter. We cannot provide any assurances of the amount of revenues our hospitals may receive from or the timing of CMS’ approval of the 2017-2019 HQAF Program, the timing of the related cash flows, or that Phase V of the program will be approved at all.

The following table provides a summary of the components of due from and due to third-party payors (in thousands):

	September 30,	December 31,
	2017	2016

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$22,120	$23,876
State supplemental payment programs	76,658	92,359
Total amounts due from third-party payors	$98,778	$116,235

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$31,467	$33,366
State supplemental payment programs	5,844	9,171
Total amounts due to third-party payors	$37,311	$42,537
Provision for Bad Debts and Allowance for Doubtful Accounts

The following table provides a summary of patient accounts receivable, before contractual allowances, discounts and allowance for doubtful accounts, by payor source (dollars in thousands):

	September 30, 2017		December 31, 2016
	$ Amount	% of Total	$ Amount	% of Total

Third-parties	$2,068,705	77.4%	$1,930,103	74.6%
Self-pay	605,002	22.6%	656,373	25.4%
Total patient accounts receivable, gross	$2,673,707	100.0%	$2,586,476	100.0%

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of CHS’ billing and collection efforts, including their current policies on billings, accounts receivable payor classifications, collections, and our own efforts to further attempt collection. As previously stated, billings and collections are outsourced to CHS under the transition services agreements that were put in place with the Spin-off. See Note 16 — Related Party Transactions in the accompanying financial statements for additional information on these agreements. Significant changes in payor mix, economic conditions or trends in federal and state governmental healthcare coverage, among other things, could affect our collection levels and are considered in our estimate of the allowance for doubtful accounts each period. We also continually review our overall allowance adequacy by monitoring historical cash collections experience, revenue trends by payor classification and days revenue outstanding.

Our policy is to write off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with practices within the U.S. healthcare industry. We had approximately $443.8 million and $420.3 million of past due patient account balances at September 30, 2017 and December 31, 2016, respectively, being pursued by secondary collection agencies, excluding accounts being pursued by PASI under the transition services agreement. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by these secondary collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections of any account balances previously written off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

For self-pay receivables, the total amount of contractual allowances, discounts and the allowance for doubtful accounts that reduces these receivables to their net carrying value was $529.9 million and $571.7 million as of September 30, 2017 and December 31, 2016, respectively. If our self-pay receivables being pursued by secondary collection agencies were included in both gross self-pay receivables and the allowance for doubtful accounts above, the allowance for doubtful accounts related to self-pay receivables as a percentage of gross self-pay receivables would have been 92.2% and 92.1% at September 30, 2017 and December 31, 2016, respectively. If our actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in recoveries, our net loss for the nine months ended September 30, 2017 would have changed by $5.9 million. If we applied a 1% differential to our estimate of the allowance for doubtful accounts related to self-pay receivables as of September 30, 2017, our patient accounts receivable, net would have changed by $6.1 million.

Days revenue outstanding related to patients accounts receivable, excluding amounts recorded as due to third-party payors, was 74 days and 68 days as of September 30, 2017 and December 31, 2016, respectively. The increase was primarily related to an increase in insurance receivables which are covered under the Shared Services Center Transition Services Agreement, and also due to delays in the collection of our Illinois receivables. The portion of our allowance for doubtful accounts representing an adjustment for expected recoveries of self-pay receivables aged over 365 days that have been placed with outside collection agencies was 6 days as of September 30, 2017.

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

The reduction in the fair value of our hospital reporting unit and the resulting impairment charges recorded during 2016 reduced the carrying value of the hospital reporting unit goodwill to its implied fair value as determined in step two of the goodwill impairment test at the evaluation date. This increases the risk that future declines in fair value could result in goodwill impairment. The determination of fair value in our goodwill impairment analysis is based on an estimate of fair value for each reporting unit utilizing known and estimated inputs at the evaluation date. Some of those inputs include, but are not limited to, the most recent price of our common stock or fair value of long-term debt, estimates of future revenue and expense growth, estimated market multiples, expected capital expenditures, income tax rates, and costs of invested capital. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including further decline in our stock price or fair value of long-term debt, lower than expected hospital volumes, or increased operating costs. Such changes impacting the calculation of fair value could result in a material impairment charge in the future.

During the three months ended September 30, 2017, we evaluated the fair value of hospitals classified as held for sale and evaluated other hospitals intended for divestiture. In connection with this evaluation, we recognized long-lived asset and goodwill impairment of $5.3 million during the three months ended September 30, 2017, which consisted of $3.7 million of property and equipment, $1.0 million of intangible assets and $0.6 million of goodwill impairment. During the three months ended June 30, 2017, we recognized $12.9 million of impairment to property and equipment of certain hospitals in our Potential Divestitures Group for which we have received letters of intent. During the three months ended March 31, 2017, management made a decision to classify certain additional hospitals as held for sale. In connection with this decision, we evaluated the estimated relative fair value of the hospitals classified as held for sale in relation to the overall fair value of the hospital operations reporting unit utilizing a September 30, 2016 measurement date, which was the measurement date of our most recent annual goodwill impairment analysis, and recognized $3.3 million of impairment to long-lived assets and goodwill during the three months ended March 31, 2017, which consisted of $1.1 million of property and equipment, $0.8 million of intangible assets and $1.4 million of goodwill impairment. See Note 3 — Impairment of Long-Lived Assets and Goodwill in our accompanying financial statements for information on our 2016 impairment charges.

Workers’ Compensation and Professional and General Liability Insurance Reserve

As part of the business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. To mitigate a portion of this risk, we maintain insurance exceeding a self-insured retention level for these types of claims. Our self-insurance reserves reflect the current estimate of all outstanding losses, including incurred but not reported losses, based on actuarial calculations as of period end. The loss estimates included in the actuarial calculations may change in the future due to updated facts and circumstances. Insurance expense in the statements of income includes the actuarially determined estimates for losses in the current year, including claims incurred but not reported, the changes in estimates for losses in prior years based on actual claims development experience as compared to prior actuarial projections, the insurance premiums for losses related to policies obtained to cover amounts in excess of our self-insured retention levels, the administrative costs of the insurance programs, and interest expense related to the discounted portions of these liabilities. Our reserves for workers’ compensation and professional and general liability claims are based on semi-annual actuarial calculations, which are discounted to present value and consider historical claims data, demographic factors, severity factors and other actuarial assumptions. The liabilities for self-insured claims are discounted based on our risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

A portion of our reserves for workers’ compensation and professional and general liability claims included on our balance sheets relates to incurred but not report claims prior to the Spin-off. These claims were fully indemnified by CHS under the terms of the Separation and Distribution Agreement. As a result, we have a corresponding receivable from CHS related to these claims on our balance sheets. See Note 17 — Commitments and Contingencies in our accompanying financial statements for tables that summarize the receivables and liabilities associated with these insurance reserves as of September 30, 2017 and December 31, 2016.

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

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record deferred income tax benefits for all tax years subject to examination based on management’s evaluation of the facts, circumstances and information available at the reporting date about the ability to realize the benefit of the deferred tax assets or tax positions. For those tax positions where it is more likely than not that a future tax benefit will be sustained, our policy is to record the largest amount of income tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that an income tax benefit will not be sustained in the future, we do not recognize a deferred tax benefit in our financial statements. We record interest and penalties, net of any applicable tax benefit, related to income taxes, if any, as a component of the provision for income taxes when applicable.

See Note 11 — Income Taxes in our accompanying financial statements for additional information on the use of the separate return method of accounting for income taxes that we used during the carve-out period.

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Accounting for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. This ASU instead permits an entity to recognize goodwill impairment as the excess of a reporting unit's carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment over goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The ASU is effective for our annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact this guidance may have on our results of operations, financial position and cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the accounting for leases, requiring lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. The ASU also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and permits the use of either a full or modified retrospective approach upon adoption. We expect to adopt this ASU on January 1, 2019. We utilize a number of leases to support our operations. As such, the adoption of this ASU is expected to have a significant impact on our financial position. We are currently evaluating the quantitative and qualitative impact the adoption of this ASU will have on our operations, policies and procedures. We are additionally evaluating any modifications to our leasing strategy in response to the requirements of this standard.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides for a single comprehensive principles-based model for the recognition of revenue across all industries using a five-step model to recognize revenue from customer contracts. The new standard significantly expands disclosures about the nature, amount, timing, and uncertainty of revenues and cash flows as well as certain additional quantitative and qualitative disclosures. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016, and permits the use of either a full or modified retrospective approach upon adoption. In preparation for adoption of the ASU, we have established an implementation team that is evaluating the current impact the new standard will have on our revenue recognition policies, procedures, financial position, results of operations, cash flows, financial disclosures and control framework. Specifically, we are quantifying the impact on our results of operations, financial position and cash flows in order to determine which method, either full or modified retrospective, to use upon adoption. We are using a program management approach for the various revenue streams to accomplish the revenue, financial reporting and organizational impact analysis according to project milestones to ensure a systematic and timely process that will allow consideration of impact findings in the selection and implementation of a transition method. We cannot reasonably estimate at this time the quantitative impact that the adoption of this accounting standard will have on our consolidated financial statements. We note that industry guidance continues to develop and that further guidance regarding third-party reimbursements and other reimbursement programs unique to the healthcare industry may be issued in later 2017, which may impact our evaluation. In addition to new and expanded disclosures, we anticipate that the most significant impact will be to the presentation of the income statement, as the provision for doubtful accounts will be recorded as a direct reduction to revenues and will not be presented as a separate line item.

Results of Operations

A summary of our results of operations, including certain operating and financial data for the three and nine months ended September 30, 2017 and 2016, and on a sequential basis for the current quarter, is included below. The definitions of certain terms used throughout “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” follows:

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

Same-facility. Same-facility financial and operating data, as presented in the comparative discussions herein, excludes hospitals that were sold prior to and as of the end of the current reporting period. Our same-facility operating results for the three and nine months ended September 30, 2017 and 2016, and the three months ended June 30, 2017, which are reported herein, have been adjusted to exclude the operating results of Sandhills, Barrow, Cherokee, Trinity, Lock Haven and Sunbury which we sold on December 1, 2016, December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017 and September 30, 2017, respectively.

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

Divestitures Group. The Divestitures Group, as of September 30, 2017, includes all hospitals that had been divested by us through September 30, 2017. The Divestitures Group includes Barrow, Sandhills, Cherokee, Trinity, Lock Haven and Sunbury. This group of hospitals has certain ongoing operations during the wind-down process related to the assets and liabilities which were not part of the hospital sales, typically accounts receivable collections or write-offs, prior period contractual adjustments associated with the Medicare and Medicaid programs through final cost report settlement and certain minimal operating expenses.

Potential Divestitures Group. The Potential Divestitures Group, as of September 30, 2017, includes eight hospitals that management has identified for potential divestiture over the next twelve to fifteen month period. This group includes L.V. Stabler, which was sold on October 31, 2017. We will continue to evaluate other hospitals for potential divestiture.

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

Adjusted EBITDA, Adjusted for Divestitures. Adjusted EBITDA, Adjusted for Divestitures, also a non-GAAP financial measure, is further retrospectively adjusted to exclude the effect of EBITDA of the Divestitures Group. We present Adjusted EBITDA, Adjusted for Divestitures because management believes this measure provides investors and other users of our financial statements with additional information about how management assesses the results of operations.

Adjusted EBITDA, Adjusted for Potential Divestitures. Adjusted EBITDA, Adjusted for Potential Divestitures, also a non-GAAP financial measure, is Adjusted EBITDA, Adjusted for Divestitures, and further retrospectively adjusted to exclude the effect of EBITDA of the Potential Divestitures Group. We present Adjusted EBITDA, Adjusted for Potential Divestitures because management believes this measure provides investors and other users of our financial statements with additional information about how management assesses the results of operations.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table provides a summary of our results of operations, both in dollars and as a percentage of net operating revenues (dollars in thousands):

	Three Months Ended September 30,
	2017		2016
		% of		% of
	$ Amount	Revenues	$ Amount	Revenues

Operating revenues, net of contractual allowances and discounts	$557,847		$612,551
Provision for bad debts	58,545		68,612
Net operating revenues	499,302	100.0%	543,939	100.0%
Operating costs and expenses:
Salaries and benefits	251,780	50.4%	266,812	49.1%
Supplies	58,657	11.7%	64,013	11.8%
Other operating expenses	145,357	29.2%	154,878	28.3%
Depreciation and amortization	20,735	4.2%	28,234	5.2%
Rent	12,377	2.5%	12,823	2.4%
Electronic health records incentives earned	(287)	(0.1)%	(1,336)	(0.2)%
Legal, professional and settlement costs	2,050	0.4%	488	0.1%
Impairment of long-lived assets and goodwill	5,261	1.1%	—	—%
Loss (gain) on sale of hospitals, net	79	—%	—	—%
Transaction costs related to the Spin-off	173	—%	532	0.1%
Total operating costs and expenses	496,182	99.4%	526,444	96.8%
Income (loss) from operations	3,120	0.6%	17,495	3.2%
Interest expense, net	32,216	6.4%	28,028	5.1%
Income (loss) before income taxes	(29,096)	(5.8)%	(10,533)	(1.9)%
Provision for (benefit from) income taxes	(542)	(0.1)%	(4,081)	(0.7)%
Net income (loss)	(28,554)	(5.7)%	(6,452)	(1.2)%
Less: Net income (loss) attributable to noncontrolling interests	637	0.1%	507	0.1%
Net income (loss) attributable to Quorum Health Corporation	$(29,191)	(5.8)%	$(6,959)	(1.3)%

The following table reconciles Adjusted EBITDA, Adjusted EBITDA, Adjusted for Divestitures and Adjusted EBITDA, Adjusted for Potential Divestitures, to net income (loss), the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,
	2017	2016

Net income (loss)	$(28,554)	$(6,452)
Interest expense, net	32,216	28,028
Provision for (benefit from) income taxes	(542)	(4,081)
Depreciation and amortization	20,735	28,234
EBITDA	23,855	45,729
Legal, professional and settlement costs	2,050	488
Impairment of long-lived assets and goodwill	5,261	—
Loss (gain) on sale of hospitals, net	79	—
Transaction costs related to the Spin-off	173	532
Post-spin headcount reductions	850	—
Adjusted EBITDA	32,268	46,749
Negative EBITDA of divested hospitals	4,670	7,023
Adjusted EBITDA, Adjusted for Divestitures	36,938	53,772
Negative EBITDA (EBITDA) of potential divestitures	(1,761)	(7,874)
Adjusted EBITDA, Adjusted for Potential Divestitures	$35,177	$45,898

Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended September 30,
	2017	2016	$ Variance	% Variance

Consolidated and combined:
Net patient revenues, before the provision for bad debts	$534,430	$587,972	$(53,542)	(9.1)%
Provision for bad debts	58,545	68,612	(10,067)	(14.7)%
Total net patient revenues	475,885	519,360	(43,475)	(8.4)%
Non-patient revenues	23,417	24,579	(1,162)	(4.7)%
Total net operating revenues	$499,302	$543,939	$(44,637)	(8.2)%
Net patient revenues per adjusted admission	$8,756	$8,753	$3	—%
Net operating revenues per adjusted admission	$9,187	$9,168	$19	0.2%

Same-facility:
Net patient revenues, before the provision for bad debts	$521,263	$536,322	$(15,059)	(2.8)%
Provision for bad debts	54,858	58,552	(3,694)	(6.3)%
Total net patient revenues	466,405	477,770	(11,365)	(2.4)%
Non-patient revenues	23,222	23,977	(755)	(3.1)%
Total net operating revenues	$489,627	$501,747	$(12,120)	(2.4)%
Net patient revenues per adjusted admission	$8,841	$9,105	$(264)	(2.9)%
Net operating revenues per adjusted admission	$9,281	$9,562	$(281)	(2.9)%

The following table provides information related to our net operating revenues, before the provision for bad debts, by payor source (dollars in thousands):

	Three Months Ended September 30,
	2017		2016		2017 vs 2016
	$ Amount	% of Total	$ Amount	% of Total	$ Variance	bps Variance

Consolidated and combined:
Medicare	$167,287	30.0%	$162,753	26.6%	$4,534	3.4%
Medicaid	94,571	17.0%	125,679	20.5%	(31,108)	(3.5)%
Managed care and commercial	213,637	38.3%	239,461	39.1%	(25,824)	(0.8)%
Self-pay	58,935	10.6%	60,079	9.8%	(1,144)	0.8%
Non-patient	23,417	4.1%	24,579	4.0%	(1,162)	0.1%
Total net operating revenues, before the provision for bad debts	$557,847	100.0%	$612,551	100.0%	$(54,704)

Same-facility:
Medicare	$163,004	29.9%	$148,086	26.4%	$14,918	3.5%
Medicaid	91,631	16.8%	118,070	21.1%	(26,439)	(4.3)%
Managed care and commercial	209,126	38.4%	219,817	39.2%	(10,691)	(0.8)%
Self-pay	57,503	10.6%	50,349	9.0%	7,154	1.6%
Non-patient	23,222	4.3%	23,977	4.3%	(755)	—%
Total net operating revenues, before the provision for bad debts	$544,486	100.0%	$560,299	100.0%	$(15,813)

The following table provides information related to certain drivers of our net operating revenues:

	Three Months Ended September 30,
	2017	2016	Variance	% Variance

Consolidated and combined:
Number of licensed beds at end of period	3,051	3,578	(527)	(14.7)%
Admissions	21,646	23,503	(1,857)	(7.9)%
Adjusted admissions	54,350	59,333	(4,983)	(8.4)%
Emergency room visits	163,986	184,166	(20,180)	(11.0)%
Medicare case mix index	1.43	1.37	0.06	4.4%

Same-facility:
Number of licensed beds at end of period	3,051	3,051	—	—%
Admissions	21,155	21,195	(40)	(0.2)%
Adjusted admissions	52,755	52,471	284	0.5%
Emergency room visits	158,337	162,608	(4,271)	(2.6)%
Medicare case mix index	1.43	1.38	0.05	3.6%

Net operating revenues for the three months ended September 30, 2017 decreased $44.6 million compared to the three months ended September 30, 2016, consisting of a $43.5 million decrease in net patient revenues and a $1.2 million decrease in non-patient revenues. Our net patient revenues, before the provision for bad debts, decreased $53.5 million, or 9.1%, consisting of a $38.5 million decline from the Divestitures Group, a $9.0 million decline in the Potential Divestitures Group and a $6.0 million decline in the Continuing Hospitals Group. Our net patient revenues, before the provision for bad debts, of the Continuing Hospitals Group do not include any revenues from the California HQAF program in the 2017 period due to the pending approval by CMS of the program for the 2017-2019 period. The three months ended September 30, 2016 included revenues of $11.5 million from this program. On a same-facility basis, net patient revenues per adjusted admission were negatively impacted $218 due to our inability to accrue for the California HQAF program. Excluding this item, net patient revenues of the Continuing Hospitals Group increased $5.5 million, consisting of a $12.4 million increase from volumes, offset by a $6.9 million decrease from payor rates. On a consolidated basis, admissions and adjusted admissions declined 7.9% and 8.4%, respectively, for the three months ended September 30, 2017 compared to the same 2016 period. For the Continuing Hospitals Group, admissions and adjusted admissions increased 1.3% and 3.2%, respectively, for the three months ended September 30, 2017 compared to the same 2016 period. Non-patient revenues decreased $1.2 million in the 2017 period compared to the 2016 period, primarily related to our management advisory and consulting services business.

Provision for Bad Debts

The provision for bad debts decreased $10.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to a $6.4 million decrease related to the Divestitures Group.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended September 30,
	2017	2016	$ Variance	% Variance

Salaries and benefits	$251,780	$266,812	$(15,032)	(5.6)%
Hospital operations salaries and benefits	$229,410	$241,549	$(12,139)	(5.0)%
Hospital operations salaries and benefits per adjusted admission	$4,221	$4,071	$150	3.7%
Hospital operations man-hours per adjusted admission	106.3	104.1	2.2	2.1%

Salaries and benefits decreased $15.0 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Salaries and benefits declined $17.4 million related to the Divestitures Group and $2.6 million related to the Potential Divestitures Group. These declines were offset by an increase of $7.9 million for the Continuing Hospitals Group primarily resulting from increased physician salaries as the number of employed physicians increased. The portion of our salaries and benefits expenses related to corporate functions was $9.8 million and $10.4 million in the three months ended September 30, 2017 and 2016, respectively, which included $2.4 million and $2.8 million of stock-based compensation for these respective periods.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended September 30,
	2017	2016	$ Variance	% Variance

Supplies	$58,657	$64,013	$(5,356)	(8.4)%
Supplies per adjusted admission	$1,079	$1,079	$—	—%

Supplies expense decreased $5.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Supplies expense declined $4.2 million related to the Divestitures Group and $2.4 million related to the Potential Divestitures Group. Supplies expense of the Continuing Hospitals Group increased $1.2 million, primarily resulting from an increase in implant costs as a result of increased orthopedic surgeries.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Three Months Ended September 30,
	2017	2016	$ Variance	% Variance

Purchased services	$40,716	$44,242	$(3,526)	(8.0)%
Taxes and insurance	24,929	24,690	239	1.0%
Medical specialist fees	27,254	27,811	(557)	(2.0)%
Transition services agreements	15,468	18,094	(2,626)	(14.5)%
Repairs and maintenance	10,166	9,611	555	5.8%
Utilities	7,853	8,369	(516)	(6.2)%
Other miscellaneous operating expenses	18,971	22,061	(3,090)	(14.0)%
Total other operating expenses	$145,357	$154,878	$(9,521)	(6.1)%

Other operating expenses decreased $9.5 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Other operating expenses declined $12.3 million related to the Divestitures Group and declined $2.7 million related to provider taxes included in the 2016 period with no comparable expense in the 2017 period related to the California HQAF program, which has not yet been approved by CMS for the 2017-2019 program period. The remaining increase in other operating expenses primarily related to $2.3 million of New Mexico gross receipts tax refunds net of related fees recorded in the 2016 period with no comparable reduction in expense in the 2017 period. During the three months ended September 30, 2017 and 2016, we recognized $7.8 million and $8.0 million, respectively, of Illinois income tax credits. We received the cash associated with the 2017 period Illinois income tax credits in the three months ended September 30, 2017 and received the cash associated with the 2016 period in the fourth quarter of 2016. We are disputing in arbitration, among other issues and actions, certain charges and lack of performance of various obligations under the transition services agreements with our former Parent.

Depreciation and Amortization

Depreciation and amortization expense decreased $7.5 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This decrease was primarily due to the overall reduction in our long-lived assets due to divestitures, impairment charges reducing the asset bases of our long-lived assets and the discontinuation of depreciation and amortization related to long-lived assets upon being reclassified as held for sale.

Rent

Rent expense decreased $0.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. As a percentage of net operating revenues, rent expense was comparable for these periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned decreased $1.0 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to the decrease in activity as we move closer toward full implementation of EHR. See Note 2 — Basis of Presentation and Significant Accounting Policies — Electronic Health Records Incentives Earned in the accompanying financial statements for additional information on EHR.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs increased $1.6 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to costs related to the shareholder class action lawsuit and costs associated with our dispute in arbitration, among other issues and actions, of certain charges and lack of performance of various obligations under the transition services agreements with our former Parent. Legal, professional and settlement costs include legal costs and related settlements, if any, associated with regulatory claims, government investigations into reimbursement payments, claims related to QHR contracts and costs of projects approved by the Board.

Impairment of Long-Lived Assets and Goodwill

We recognized $5.3 million of impairment to long-lived assets and goodwill during the three months ended September 30, 2017 of certain hospitals which we have identified as potential divestiture candidates and for which we have received letters of intent.

Loss (Gain) on Sale of Hospitals, Net

We recognized a $0.1 million loss on the sale of hospitals, net in the three months ended September 30, 2017 primarily related to the sale of Lock Haven and Sunbury. See Note 4 — Divestitures in the accompanying financial statements for additional information on divestitures.

Interest Expense, Net

The following table provides information related to interest expense, net (dollars in thousands):

	Three Months Ended September 30,
	2017	2016	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$98	$124	$(26)	(21.0)%
Term Loan Facility	17,512	15,179	2,333	15.4%
ABL Credit Facility	638	120	518	431.7%
Senior Notes	11,631	11,626	5	—%
Amortization of debt issuance costs and discounts	2,067	1,692	375	22.2%
All other interest expense (income), net	270	(713)	983	(137.9)%
Total interest expense, net	$32,216	$28,028	$4,188	14.9%

Interest expense, net increased $4.2 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Following the Spin-off, interest expense is calculated based on the terms of our credit agreements and senior notes. The effective interest rates for our Term Loan Facility and Senior Notes were approximately 8.8% and 12.5%, respectively, at September 30, 2017 and 7.6% and 12.5%, respectively, at September 30, 2016. Our Senior Credit Facility was amended on April 11, 2017, which increased the interest rate terms on our Term Loan Facility. See Liquidity and Capital Resources below and Note 7 — Long-Term Debt in the accompanying financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

The benefit from income taxes was $0.5 million for the three months ended September 30, 2017 and $4.1 million for the three months ended September 30, 2016. Our effective tax rates were 1.9% and 38.7% for these respective periods. The decrease in our effective tax rate for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016 was primarily due to recording a valuation allowance against the deferred tax assets arising from our pre-tax loss in the 2017 period that are not more likely than not to be recognized. We began recording a valuation allowance against our deferred tax assets in the fourth quarter of 2016.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests was $0.6 million and $0.5 million in the three months ended September 30, 2017 and 2016, respectively. As a percentage of net operating revenues, it was relatively flat.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table provides a summary of our results of operations, both in dollars and as a percentage of net operating revenues (dollars in thousands):

	Nine Months Ended September 30,
	2017		2016
		% of		% of
	$ Amount	Revenues	$ Amount	Revenues

Operating revenues, net of contractual allowances and discounts	$1,731,007		$1,825,198
Provision for bad debts	173,919		201,971
Net operating revenues	1,557,088	100.0%	1,623,227	100.0%
Operating costs and expenses:
Salaries and benefits	781,691	50.2%	788,560	48.6%
Supplies	186,591	12.0%	191,810	11.8%
Other operating expenses	466,394	29.9%	482,526	29.8%
Depreciation and amortization	63,441	4.1%	90,854	5.6%
Rent	36,631	2.4%	37,917	2.3%
Electronic health records incentives earned	(4,516)	(0.3)%	(9,791)	(0.6)%
Legal, professional and settlement costs	6,519	0.4%	6,176	0.4%
Impairment of long-lived assets and goodwill	21,461	1.4%	250,400	15.4%
Loss (gain) on sale of hospitals, net	(5,112)	(0.3)%	—	—%
Transaction costs related to the Spin-off	204	—%	5,444	0.3%
Total operating costs and expenses	1,553,304	99.8%	1,843,896	113.6%
Income (loss) from operations	3,784	0.2%	(220,669)	(13.6)%
Interest expense, net	90,204	5.8%	84,756	5.2%
Income (loss) before income taxes	(86,420)	(5.6)%	(305,425)	(18.8)%
Provision for (benefit from) income taxes	(86)	(0.1)%	(50,320)	(3.1)%
Net income (loss)	(86,334)	(5.5)%	(255,105)	(15.7)%
Less: Net income (loss) attributable to noncontrolling interests	1,048	0.1%	1,917	0.1%
Net income (loss) attributable to Quorum Health Corporation	$(87,382)	(5.6)%	$(257,022)	(15.8)%

The following table reconciles Adjusted EBITDA, Adjusted EBITDA, Adjusted for Divestitures and Adjusted EBITDA, Adjusted for Potential Divestitures, to net income (loss), the most directly comparable U.S. GAAP financial measure (in thousands):

	Nine Months Ended September 30,
	2017	2016

Net income (loss)	$(86,334)	$(255,105)
Interest expense, net	90,204	84,756
Provision for (benefit from) income taxes	(86)	(50,320)
Depreciation and amortization	63,441	90,854
EBITDA	67,225	(129,815)
Legal, professional and settlement costs	6,519	6,176
Impairment of long-lived assets and goodwill	21,461	250,400
Loss (gain) on sale of hospitals, net	(5,112)	—
Transaction costs related to the Spin-off	204	5,444
Post-spin headcount reductions	2,543	—
Adjusted EBITDA	92,840	132,205
Negative EBITDA of divested hospitals	13,563	18,468
Adjusted EBITDA, Adjusted for Divestitures	106,403	150,673
Negative EBITDA (EBITDA) of potential divestitures	3,618	(12,840)
Adjusted EBITDA, Adjusted for Potential Divestitures	$110,021	$137,833

Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Nine Months Ended September 30,
	2017	2016	$ Variance	% Variance

Consolidated and combined:
Net patient revenues, before the provision for bad debts	$1,658,294	$1,746,210	$(87,916)	(5.0)%
Provision for bad debts	173,919	201,971	(28,052)	(13.9)%
Total net patient revenues	1,484,375	1,544,239	(59,864)	(3.9)%
Non-patient revenues	72,713	78,988	(6,275)	(7.9)%
Total net operating revenues	$1,557,088	$1,623,227	$(66,139)	(4.1)%
Net patient revenues per adjusted admission	$8,897	$8,672	$225	2.6%
Net operating revenues per adjusted admission	$9,333	$9,116	$217	2.4%

Same-facility:
Net patient revenues, before the provision for bad debts	$1,582,148	$1,587,642	$(5,494)	(0.3)%
Provision for bad debts	161,149	169,663	(8,514)	(5.0)%
Total net patient revenues	1,420,999	1,417,979	3,020	0.2%
Non-patient revenues	71,744	77,267	(5,523)	(7.1)%
Total net operating revenues	$1,492,743	$1,495,246	$(2,503)	(0.2)%
Net patient revenues per adjusted admission	$9,026	$9,022	$4	—%
Net operating revenues per adjusted admission	$9,481	$9,514	$(33)	(0.3)%

The following table provides information related to our net operating revenues, before the provision for bad debts, by payor source (dollars in thousands):

	Nine Months Ended September 30,
	2017		2016		2017 v 2016
	$ Amount	% of Total	$ Amount	% of Total	$ Variance	bps Variance

Consolidated and combined:
Medicare	$502,747	29.0%	$505,836	27.7%	$(3,089)	1.3%
Medicaid	298,580	17.2%	342,030	18.7%	(43,450)	(1.5)%
Managed care and commercial	683,642	39.6%	714,340	39.2%	(30,698)	0.4%
Self-pay	173,325	10.0%	184,004	10.1%	(10,679)	(0.1)%
Non-patient	72,713	4.2%	78,988	4.3%	(6,275)	(0.1)%
Total net operating revenues, before the provision for bad debts	$1,731,007	100.0%	$1,825,198	100.0%	$(94,191)

Same-facility:
Medicare	$478,098	28.9%	$457,947	27.5%	$20,151	1.4%
Medicaid	285,467	17.3%	320,690	19.3%	(35,223)	(2.0)%
Managed care and commercial	653,258	39.6%	655,853	39.4%	(2,595)	0.2%
Self-pay	165,326	10.0%	153,152	9.2%	12,174	0.8%
Non-patient	71,744	4.2%	77,267	4.6%	(5,523)	(0.4)%
Total net operating revenues, before the provision for bad debts	$1,653,893	100.0%	$1,664,909	100.0%	$(11,016)

The following table provides information related to certain drivers of our net operating revenues:

	Nine Months Ended September 30,
	2017	2016	$ Variance	% Variance

Consolidated and combined:
Number of licensed beds at end of period	3,051	3,578	(527)	(14.7)%
Admissions	67,572	72,113	(4,541)	(6.3)%
Adjusted admissions	166,841	178,062	(11,221)	(6.3)%
Emergency room visits	504,500	551,401	(46,901)	(8.5)%
Medicare case mix index	1.42	1.37	0.05	3.6%

Same-facility:
Number of licensed beds at end of period	3,051	3,051	—	—%
Admissions	64,347	64,906	(559)	(0.9)%
Adjusted admissions	157,440	157,171	269	0.2%
Emergency room visits	475,062	487,286	(12,224)	(2.5)%
Medicare case mix index	1.42	1.38	0.04	2.9%

Net operating revenues decreased $66.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, consisting of a decrease of $59.9 million in net patient revenues and a $6.2 million decrease in non-patient revenues. Our net patient revenues, before the provision for bad debts, decreased $87.9 million, or 5.0%, consisting of an $82.4 million decline in the Divestitures Group, a $12.8 million decline in the Potential Divestitures Group and a $7.3 million increase in the Continuing Hospitals Group. Our net patient revenues, before the provision for bad debts, of the Continuing Hospitals Group do not include any revenues from the California HQAF program in the 2017 period due to the pending approval by CMS of the program for the 2017-2019 period. The nine months ended September 30, 2016 included revenues of $33.9 million from this program. On a same-facility basis, net patient revenues per adjusted admission were negatively impacted $215 due to our inability to accrue for the California HQAF program. Excluding this item, net patient revenues of the Continuing Hospitals Group increased $41.2 million, consisting of $23.7 million from volumes and $17.5 million from payor rates. On a consolidated basis, admissions and adjusted admissions declined 6.3% for the nine months ended September 30, 2017 when compared to the same 2016 period. For the Continuing Hospitals Group, admissions and adjusted admissions increased 0.7% and 2.0%, respectively, for the nine months ended September 30, 2017 when compared to the same 2016 period. Non-patient revenues decreased $6.3 million in the 2017 period compared to the 2016 period, primarily related to our management advisory and consulting services business.

Provision for Bad Debts

The provision for bad debts decreased $28.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to a $19.5 million decrease related to the Divestitures Group and a $3.5 million reduction in the reserve for aged accounts greater than 365 days recorded in the second quarter of 2017.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Nine Months Ended September 30,
	2017	2016	$ Variance	% Variance

Salaries and benefits	$781,691	$788,560	$(6,869)	(0.9)%
Hospital operations salaries and benefits	$711,250	$726,430	$(15,180)	(2.1)%
Hospital operations salaries and benefits per adjusted admission	$4,263	$4,080	$183	4.5%
Hospital operations man-hours per adjusted admission	105.2	103.4	1.8	1.8%

Salaries and benefits decreased $6.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Salaries and benefits declined $34.7 million related to the Divestitures Group and $3.6 million related to the Potential Divestitures Group. These declines were offset by an increase of $23.1 million for the Continuing Hospitals Group primarily resulting from increased physician salaries as the number of employed physicians increased. The portion of our salaries and benefits expenses related to the corporate office was $29.8 million and $17.1 million in the nine months ended September 30, 2017 and 2016, respectively, which included $7.7 million and $4.7 million of stock-based compensation for these respective periods. Prior to the Spin-off, management fees were allocated to QHC for corporate functions of CHS and were included in other operating expenses. The increase in corporate salaries and benefits as a result of the Spin-off was partially offset by a reduction in corporate and QHR salaries and benefits in the 2017 period when compared to the post-spin portion of the 2016 period due to headcount reductions in November 2016 and May 2017.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admission amounts):

	Nine Months Ended September 30,
	2017	2016	$ Variance	% Variance

Supplies	$186,591	$191,810	$(5,219)	(2.7)%
Supplies per adjusted admission	$1,118	$1,077	$41	3.8%

Supplies expense decreased $5.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Supplies expense declined $7.8 million related to the Divestitures Group and $3.0 million related to the Potential Divestitures Group. Supplies expense of the Continuing Hospitals Group increased $5.6 million, primarily due to an increase in adjusted admissions of 2.0% for the nine months ended September 30, 2017 compared to the same 2016 period which resulted in increased implant costs. We also experienced a decline in rebates and administrative fee reimbursements from the renegotiated contract with our group purchasing organization in connection with the Spin-off.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Variance	% Variance

Purchased services	$130,155	$133,316	$(3,161)	(2.4)%
Taxes and insurance	92,782	94,257	(1,475)	(1.6)%
Medical specialist fees	84,605	77,343	7,262	9.4%
Transition services agreements and allocations from Parent	47,736	52,192	(4,456)	(8.5)%
Repairs and maintenance	31,368	31,577	(209)	(0.7)%
Utilities	21,245	22,525	(1,280)	(5.7)%
Management fees from Parent	—	11,792	(11,792)	(100.0)%
Other miscellaneous operating expenses	58,503	59,524	(1,021)	(1.7)%
Total other operating expenses	$466,394	$482,526	$(16,132)	(3.3)%

Other operating expenses decreased $16.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Other operating expenses declined $24.6 million as a result of the Divestitures Group and declined $8.2 million related to provider taxes included in the 2016 period with no comparable expense in the 2017 period related to the California HQAF program, which has not yet been approved by CMS. The remaining increase in other operating expenses, excluding the Divestitures Group, primarily related to a $3.6 million increase in contract labor and a $9.0 million increase in medical specialist fees primarily due to new contracts related to emergency room services and subsidies to various third parties, including hospitalists. Additionally, $2.3 million of New Mexico gross receipts tax refunds, net of related fees, were recorded in the 2016 period with no comparable reduction in expense in the 2017 period. During the nine months ended September 30, 2017 and 2016, we recognized $7.8 million and $8.0 million, respectively, of Illinois income tax credits. We received the 2017 period Illinois income tax credits in the three months ended September 30, 2017 and received the 2016 amount in the fourth quarter of 2016. We are disputing in arbitration, among other issues and actions, certain charges and lack of performance of various obligations under the transition services agreements with our former Parent.

Depreciation and Amortization

Depreciation and amortization expense decreased $27.4 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This decrease was primarily due to the overall reduction in our long-lived assets due to divestitures, impairment charges reducing the asset bases of our long-lived assets and the discontinuation of depreciation and amortization related to long-lived assets upon being reclassified as held for sale.

Rent

Rent expense decreased $1.3 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. As a percentage of net operating revenues, rent expense was comparable for these periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned decreased $5.3 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the decrease in activity as we move closer toward full implementation of EHR. See Note 2 — Basis of Presentation and Significant Accounting Policies — Electronic Health Records Incentives Earned in the accompanying financial statements for additional information on EHR.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs increased $0.3 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These costs include legal costs and related settlements, if any, associated with regulatory claims, government investigations into reimbursement payments, claims associated with QHR contracts and costs of projects approved by the Board.

Impairment of Long-Lived Assets and Goodwill

We recognized $21.5 million of impairment to long-lived assets in the nine months ended September 30, 2017. In the first quarter of 2017, we classified additional hospitals as held for sale. As part of this process, we evaluated the estimated relative fair value of all hospitals classified as held for sale in relation to the overall fair value of our hospital operations reporting unit utilizing a September 30, 2016 measurement date, which was the measurement date of our most recent annual goodwill impairment analysis, and recorded impairments of $1.1 million to property and equipment, $0.8 million to capitalized software costs and $1.4 million to goodwill. In the second quarter of 2017, we recognized $12.9 million of impairment to long-lived assets of certain hospitals which we have identified as potential divestiture candidates and for which we have received letters of intent. In the third quarter of 2017, we recognized $5.3 million of impairment to long-lived assets and goodwill of certain hospitals which we have identified as potential divestiture candidates and for which we have received letters of intent.

We recognized impairment of $250.4 million to long-lived assets in the nine months ended September 30, 2016, consisting of $41.0 million to property and equipment, $4.4 million to capitalized software assets and $205.0 million to goodwill. See Note 3 — Impairment of Long-Lived Assets and Goodwill in the accompanying financial statements for additional information on impairment.

Loss (Gain) on Sale of Hospitals, Net

We recognized a $5.1 million gain on the sale of hospitals, net in the nine months ended September 30, 2017. This net gain primarily related to the $5.2 million gain on the sale of Trinity in the second quarter of 2017. See Note 4 — Divestitures in the accompanying financial statements for additional information on divestitures.

Interest Expense, Net

The following table provides information related to interest expense, net (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$429	$209	$220	105.3%
Term Loan Facility	48,795	25,611	23,184	90.5%
ABL Credit Facility	1,507	202	1,305	646.0%
Senior Notes	34,886	20,540	14,346	69.8%
Amortization of debt issuance costs and discounts	6,271	2,883	3,388	117.5%
All other interest expense (income), net	(1,684)	(503)	(1,181)	234.8%
Total interest expense, net from long-term debt	90,204	48,942	41,262	84.3%
Due to Parent, net	—	35,814	(35,814)	(100.0)%
Total interest expense, net	$90,204	$84,756	$5,448	6.4%

Interest expense, net increased $5.4 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Following the Spin-off, interest expense is calculated based on the terms of our credit agreements and senior notes. The effective interest rates for our Term Loan Facility and Senior Notes were approximately 8.8% and 12.5%, respectively, at September 30, 2017 and 7.6% and 12.5%, respectively, at September 30, 2016. Our Senior Credit Facility was amended on April 11, 2017, which increased the interest rate terms on our Term Loan Facility. Additionally, for the portion of the 2016 period prior to the Spin-off, we were charged interest on the amounts due to CHS at various rates ranging from 4% to 7%. Interest computations on this indebtedness were based on the outstanding balance of Due to Parent, net at the end of each month. This debt with CHS was extinguished on April 29, 2016. See Liquidity and Capital Resources below and Note 7 — Long-Term Debt in the accompanying financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

The benefit from income taxes was $0.1 million for the nine months ended September 30, 2017 and $50.3 million for the nine months ended September 30, 2016. Our effective tax rates were 0.1% and 16.5% for these respective periods. The decrease in our effective tax rate for the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016 was primarily due to recording a valuation allowance against the deferred tax assets arising from our pre-tax loss in the 2017 period that are not more likely than not to be recognized. We began recording a valuation allowance against our deferred tax assets in the fourth quarter of 2016.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests was $1.0 million and $1.9 million in the nine months ended September 30, 2017 and 2016, respectively. As a percentage of net operating revenues, it was relatively flat.

Three Months Ended September 30, 2017 Compared to Three Months Ended June 30, 2017

We have disclosed a comparison of our operating results on a sequential basis for the current quarter because we believe that this information is meaningful due to our divestiture activity.

The following table provides a summary of our results of operations, both in dollars and as a percentage of net operating revenues (dollars in thousands):

	Three Months Ended
	September 30, 2017		June 30, 2017
		% of		% of
	$ Amount	Revenues	$ Amount	Revenues

Operating revenues, net of contractual allowances and discounts	$557,847		$585,215
Provision for bad debts	58,545		55,069
Net operating revenues	499,302	100.0%	530,146	100.0%
Operating costs and expenses:
Salaries and benefits	251,780	50.4%	265,309	50.0%
Supplies	58,657	11.7%	64,112	12.1%
Other operating expenses	145,357	29.2%	157,613	29.8%
Depreciation and amortization	20,735	4.2%	20,586	3.9%
Rent	12,377	2.5%	12,152	2.3%
Electronic health records incentives earned	(287)	(0.1)%	(1,777)	(0.3)%
Legal, professional and settlement costs	2,050	0.4%	3,934	0.7%
Impairment of long-lived assets and goodwill	5,261	1.1%	12,900	2.4%
Loss (gain) on sale of hospitals, net	79	—%	(4,321)	(0.8)%
Transaction costs related to the Spin-off	173	—%	—	—%
Total operating costs and expenses	496,182	99.4%	530,508	100.1%
Income (loss) from operations	3,120	0.6%	(362)	(0.1)%
Interest expense, net	32,216	6.4%	30,458	5.7%
Income (loss) before income taxes	(29,096)	(5.8)%	(30,820)	(5.8)%
Provision for (benefit from) income taxes	(542)	(0.1)%	(245)	—%
Net income (loss)	(28,554)	(5.7)%	(30,575)	(5.8)%
Less: Net income (loss) attributable to noncontrolling interests	637	0.1%	55	—%
Net income (loss) attributable to Quorum Health Corporation	$(29,191)	(5.8)%	$(30,630)	(5.8)%

The following table reconciles Adjusted EBITDA, Adjusted EBITDA, Adjusted for Divestitures and Adjusted EBITDA, Adjusted for Potential Divestitures, to net income (loss), the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended
	September 30, 2017	June 30, 2017

Net income (loss)	$(28,554)	$(30,575)
Interest expense, net	32,216	30,458
Provision for (benefit from) income taxes	(542)	(245)
Depreciation and amortization	20,735	20,586
EBITDA	23,855	20,224
Legal, professional and settlement costs	2,050	3,934
Impairment of long-lived assets and goodwill	5,261	12,900
Loss (gain) on sale of hospitals, net	79	(4,321)
Transaction costs related to the Spin-off	173	—
Post-spin headcount reductions	850	1,693
Adjusted EBITDA	32,268	34,430
Negative EBITDA of divested hospitals	4,670	6,652
Adjusted EBITDA, Adjusted for Divestitures	36,938	41,082
Negative EBITDA (EBITDA) of potential divestitures	(1,761)	(174)
Adjusted EBITDA, Adjusted for Potential Divestitures	$35,177	$40,908
Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended
	September 30, 2017	June 30, 2017	$ Variance	% Variance

Consolidated:
Net patient revenues, before the provision for bad debts	$534,430	$561,266	$(26,836)	(4.8)%
Provision for bad debts	58,545	55,069	3,476	6.3%
Total net patient revenues	475,885	506,197	(30,312)	(6.0)%
Non-patient revenues	23,417	23,949	(532)	(2.2)%
Total net operating revenues	$499,302	$530,146	$(30,844)	(5.8)%
Net patient revenues per adjusted admission	$8,756	$9,099	$(343)	(3.8)%
Net operating revenues per adjusted admission	$9,187	$9,529	$(342)	(3.6)%

Same-facility:
Net patient revenues, before the provision for bad debts	$521,263	$534,341	$(13,078)	(2.4)%
Provision for bad debts	54,858	50,265	4,593	9.1%
Total net patient revenues	466,405	484,076	(17,671)	(3.7)%
Non-patient revenues	23,222	23,647	(425)	(1.8)%
Total net operating revenues	$489,627	$507,723	$(18,096)	(3.6)%
Net patient revenues per adjusted admission	$8,841	$9,236	$(395)	(4.3)%
Net operating revenues per adjusted admission	$9,281	$9,688	$(407)	(4.2)%

The following table provides information related to our net operating revenues, before the provision for bad debts, by payor source (dollars in thousands):

	Three Months Ended
	September 30, 2017		June 30, 2017		Third Quarter vs Second Quarter
	$ Amount	% of Total	$ Amount	% of Total	$ Variance	bps Variance

Consolidated:
Medicare	$167,287	30.0%	$160,167	27.4%	$7,120	2.6%
Medicaid	94,571	17.0%	107,341	18.3%	(12,770)	(1.3)%
Managed care and commercial	213,637	38.3%	238,448	40.7%	(24,811)	(2.4)%
Self-pay	58,935	10.6%	55,310	9.5%	3,625	1.1%
Non-patient	23,417	4.1%	23,949	4.1%	(532)	—%
Total net operating revenues, before the provision for bad debts	$557,847	100.0%	$585,215	100.0%	$(27,368)

Same-facility:
Medicare	$163,004	29.9%	$151,873	27.2%	$11,131	2.7%
Medicaid	91,631	16.8%	102,511	18.4%	(10,880)	(1.6)%
Managed care and commercial	209,126	38.4%	226,880	40.7%	(17,754)	(2.3)%
Self-pay	57,503	10.6%	53,078	9.5%	4,425	1.1%
Non-patient	23,222	4.3%	23,647	4.2%	(425)	0.1%
Total net operating revenues, before the provision for bad debts	$544,486	100.0%	$557,989	100.0%	$(13,503)

The following table provides information related to certain drivers of our net operating revenues:

	Three Months Ended
	September 30, 2017	June 30, 2017	Variance	% Variance

Consolidated:
Number of licensed beds at end of period	3,051	3,168	(117)	(3.7)%
Admissions	21,646	22,270	(624)	(2.8)%
Adjusted admissions	54,350	55,634	(1,284)	(2.3)%
Emergency room visits	163,986	167,575	(3,589)	(2.1)%
Medicare case mix index	1.43	1.43	—	—%

Same-facility:
Number of licensed beds at end of period	3,051	3,051	—	—%
Admissions	21,155	21,198	(43)	(0.2)%
Adjusted admissions	52,755	52,410	345	0.7%
Emergency room visits	158,337	156,877	1,460	0.9%
Medicare case mix index	1.43	1.44	(0.01)	(0.7)%

Net operating revenues decreased $30.8 million for the three months ended September 30, 2017 compared to the three months ended June 31, 2017, consisting of a $30.3 million decrease in net patient revenues and a $0.5 million decrease in non-patient revenues. Our net patient revenues, before the provision for bad debts, decreased $26.8 million, or 4.8%, consisting of a $13.7 million decline in the Divestitures Group, a $7.7 million decline in the Potential Divestitures Group and a $5.4 million decline in the Continuing Hospitals Group. This decrease in the Continuing Hospitals Group consisted of a $5.4 million increase from volumes, offset by a $10.8 million decrease from payor rates. On a consolidated basis, admissions and adjusted admissions declined 2.8% and 2.3%, respectively, for the three months ended September 30, 2017 when compared to the second quarter of 2017. For the Continuing Hospitals Group, admissions increased 0.1% and adjusted admissions increased 1.4% for the three months ended September 30, 2017 when compared to the second quarter of 2017.

Provision for Bad Debts

The provision for bad debts increased $3.5 million for the three months ended September 30, 2017 compared to the three months ended June 30, 2017, primarily due to a $3.5 million reduction in the reserve for aged accounts greater than 365 days in the second quarter of 2017, with no comparable adjustment in the third quarter of 2017.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands):

	Three Months Ended
	September 30, 2017	June 30, 2017	$ Variance	% Variance

Salaries and benefits	$251,780	$265,309	$(13,529)	(5.1)%
Hospital operations salaries and benefits	$229,410	$240,459	$(11,049)	(4.6)%
Hospital operations salaries and benefits per adjusted admission	$4,221	$4,322	$(101)	(2.3)%
Hospital operations man-hours per adjusted admission	106.3	105.6	0.7	0.6%

Salaries and benefits decreased $13.5 million for the three months ended September 30, 2017 compared to the three months ended June 30, 2017. Salaries and benefits declined $7.7 million related to the Divestitures Group and $2.2 million related to the Potential Divestitures Group primarily resulting from decreased adjusted admissions of 1.2% for the three months ended September 30, 2017 compared to the three months ended June 30, 2017. Salaries and benefits related to the Continuing Hospitals Group and our corporate functions decreased $2.3 million, primarily resulting from a decrease in discretionary benefits.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended
	September 30, 2017	June 30, 2017	$ Variance	% Variance

Supplies	$58,657	$64,112	$(5,455)	(8.5)%
Supplies per adjusted admission	$1,079	$1,152	$(73)	(6.3)%

Supplies expense decreased $5.5 million for the three months ended September 30, 2017 compared to the three months ended June 30, 2017, primarily due to decreases of $2.3 million related to the Divestitures Group and $2.4 million related to the Potential Divestitures Group.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Three Months Ended
	September 30, 2017	June 30, 2017	$ Variance	% Variance

Purchased services	$40,716	$43,843	$(3,127)	(7.1)%
Taxes and insurance	24,929	33,610	(8,681)	(25.8)%
Medical specialist fees	27,254	28,888	(1,634)	(5.7)%
Transition services agreements	15,468	15,986	(518)	(3.2)%
Repairs and maintenance	10,166	9,759	407	4.2%
Utilities	7,853	6,727	1,126	16.7%
Other miscellaneous operating expenses	18,971	18,800	171	0.9%
Total other operating expenses	$145,357	$157,613	$(12,256)	(7.8)%

Other operating expenses decreased $12.3 million for the three months ended September 30, 2017 compared to the three months ended June 30, 2017. Other operating expenses declined $4.7 million as a result of the Divestitures Group. The remaining decline is primarily due to $7.8 million of Illinois income tax credits in the three months ended September 30, 2017 with no comparable reduction in expense for the three months ended June 30, 2017. We are disputing in arbitration, among other issues and actions, certain charges and lack of performance of various obligations under the transition services agreements with our former Parent.

Depreciation and Amortization

Depreciation and amortization expense increased $0.1 million during the three months ended September 30, 2017 compared to the three months ended June 30, 2017. We placed in service a portion of the capital expenditures for our new patient tower and expanded surgical capacity at McKenzie-Willamette Medical Center. This increase to depreciation was mostly offset by impacts from divestitures and impairment of long-lived assets.

Rent

Rent expense increased $0.2 million during the three months ended September 30, 2017 compared to the three months ended June 30, 2017. As a percentage of net operating revenues, rent expense was comparable for these periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned decreased $1.5 million for the three months ended September 30, 2017 compared to the three months ended June 30, 2017 primarily due to the decrease in activity as we move closer toward full implementation of EHR. See Note 2 — Basis of Presentation and Significant Accounting Policies — Electronic Health Records Incentives Earned in the accompanying financial statements for additional information on EHR.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs decreased $1.9 million for the three months ended September 30, 2017 compared to the three months ended June 30, 2017 primarily due to the amendment of our Term Loan Facility in the second quarter, with no comparable expenses in the third quarter of 2017.

Impairment of Long-Lived Assets and Goodwill

We recognized $5.3 million of impairment to long-lived assets in the three months ended September 30, 2017 and $12.9 million of impairment in the three months ended June 30, 2017, as previously discussed.

Loss (Gain) on Sale of Hospitals, Net

We recognized a $0.1 million loss on the sale of hospitals, net in the three months ended September 30, 2017 primarily related to the sale of Lock Haven and Sunbury. In the three months ended June 30, 2017, we recognized a $4.3 million gain on the sale of hospitals, net primarily related to the sale of Trinity. See Note 4 — Divestitures in the accompanying financial statements for additional information on divestitures.

Interest Expense, Net

The following table provides information related to interest expense, net (dollars in thousands):

	Three Months Ended
	September 30, 2017	June 30, 2017	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$98	$192	$(94)	(49.0)%
Term Loan Facility	17,512	16,642	870	5.2%
ABL Credit Facility	638	613	25	4.1%
Senior Notes	11,631	11,629	2	—%
Amortization of debt issuance costs and discounts	2,067	2,224	(157)	(7.1)%
All other interest expense (income), net	270	(842)	1,112	(132.1)%
Total interest expense, net	$32,216	$30,458	$1,758	5.8%

Interest expense, net increased $1.8 million for the three months ended September 30, 2017 compared to the three months ended June 30, 2017. The increase primarily resulted from a reduction in capitalized interest related to placing into service a portion of our new patient tower at McKenzie-Willamette Medical Center, our hospital in Springfield, Oregon. See Liquidity and Capital Resources below and Note 7 — Long-Term Debt in the accompanying financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

The benefit from income taxes was $0.5 million for the three months ended September 30, 2017 and $0.2 million for the three months ended June 30, 2017. Our effective tax rates were 1.9% and 0.8% for these respective periods. The increase in our effective tax rate for the three months ended September 30, 2017 when compared to the three months ended June 30, 2017 was primarily due to the reversal of deferred tax assets and liabilities related to divestitures.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests was $0.6 million and $0.1 million in the three months ended September 30, 2017 and June 30, 2017, respectively. As a percentage of net operating revenues, it was relatively flat.

Liquidity and Capital Resources

Financial Outlook

Our primary sources of liquidity are cash flows from operations, proceeds from divestitures and available borrowing capacity under our revolving credit facilities. We believe that these amounts will be adequate to service our existing debt and finance internal growth and fund capital expenditures over the next 12 months and into the foreseeable future. Borrowings under our revolving credit facilities are intended to be used for working capital, capital expenditures and general corporate purposes.

Our business strategy includes an ongoing strategic review of our hospitals based on analysis of financial performance, current competitive conditions, expected demographic trends, joint venture opportunities, capital allocation requirements and specific state reimbursements and payment methodologies. As part of this strategy, we are actively engaging in initiatives, among others, to divest underperforming hospitals, reduce our debt and refine our portfolio to a more sustainable group of hospitals with higher operating margins. We had proceeds of $13.8 million from the sale of two hospitals in December 2016, proceeds of $4.3 million from the sale of one hospital as of March 31, 2017, proceeds of $15.9 million from the sale of one hospital as of June 30, 2017 and proceeds of $9.1 million from the sale of two hospitals as of September 30, 2017. We have targeted an additional eight hospitals that we intend to divest in the next twelve to fifteen months. For the nine months ended September 30, 2017, we experienced net operating losses of $41.4 million from the fourteen hospitals in the Divestitures Group and the Potential Divestitures Group. Additionally, we had proceeds of $2.8 million from the sale of one hospital on October 31, 2017, which was included in the Potential Divestitures Group as of September 30, 2017.

Our financial statements have been prepared under the assumption that we will continue as a going concern. We have limited stand-alone operating history and have experienced net losses each quarter since the Spin-off. The net losses have been primarily due to impairment charges related to our hospital operations business, the negative impact of a fourth quarter of 2016 change in estimate related to the collectability of patient accounts receivable, higher than expected operating costs since the Spin-off associated with the transition services agreements with CHS and other third-party contracts in comparison to the allocated costs from CHS during the carve-out period prior to the Spin-off, and due to the net operating losses from the group of fourteen hospitals in the Divestitures Group and the Potential Divestitures Group.

On December 31, 2016, we adopted ASU No. 2014-15, Presentation of Financial Statements — Going Concern, which requires management to evaluate if there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern. As a result of adopting ASU No. 2014-15, management was required to evaluate our ability to comply with the Secured Net Leverage Ratio (as defined in the CS Agreement) under our Senior Credit Facility, as defined below, for one year following the issuance of the financial statements for the year ended December 31, 2016. Although we were in compliance with our financial covenants as of December 31, 2016, the new standard requires management to base its evaluation about our ability to continue to comply with those covenants on results and events considered “probable” of occurring considering historical results, implemented plans, and executed agreements as of the date the financial statements are issued. In light of (i) our historical net operating results; (ii) delays in the approval by CMS of the California HQAF program for the 2017-2019 program period, which impacts us due to our inability to recognize any earned revenues until CMS approval of the program has been issued; and (iii) the amount of net operating losses from hospitals we intend to divest, management sought and completed an amendment to certain provisions of our Senior Credit Facility.

On April 11, 2017, we executed the CS Amendment to, among other things, raise the maximum Secured Net Leverage Ratio, as defined in the CS Agreement, to 4.75x from 4.25x for the period July 1, 2017 to December 31, 2018 (which was previously 4.25x for the period July 1, 2017 to June 30, 2018), at which point it drops to 4.00x for the remainder of the agreement. The CS Amendment also provides for additional Consolidated EBITDA add backs under the covenant calculations for certain items. For additional details of the CS Amendment, see “—Long-Term Debt” below. Management concluded that the CS Amendment alleviated any substantial doubt about our ability to continue as a going concern for the one year period following the issuance of our financial statements for the nine month period ended September 30, 2017 in this Quarterly Report on Form 10-Q. We are actively engaged in initiatives to divest underperforming hospitals and outpatient facilities, for which proceeds will be used to pay down the term loan under our senior credit facility.

Statements of Cash Flows

Prior to the Spin-off, our cash activity was managed through Due to Parent, net under CHS’ cash management program and interest on our indebtedness with CHS was accumulated in Due to Parent, net. Following the Spin-off, we own and manage our own cash depository and disbursement bank accounts and have borrowing capacity, as well as principal and interest obligations, under our new debt structure.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table provides a summary of our cash flows (in thousands):

	Three Months Ended September 30,
	2017	2016	$ Variance

Net cash provided by (used in) operating activities	$9,744	$(427)	$10,171
Net cash provided by (used in) investing activities	(5,479)	(25,067)	19,588
Net cash provided by (used in) financing activities	(10,934)	(4,573)	(6,361)
Net change in cash and cash equivalents	$(6,669)	$(30,067)	$23,398

Net cash provided by operating activities was $9.7 million for the three months ended September 30, 2017 compared to net cash used in operating activities of $0.4 million for the three months ended September 30, 2016, a $10.2 million increase. This increase in cash flows from operating activities was primarily due to the receipt of cash in the third quarter of 2017 for the 2017 Illinois income tax credits of $7.8 million; whereas, the 2016 Illinois income tax credits of $8.0 million were recognized in the third quarter of 2016 and the related cash was received in the fourth quarter of 2016.

Net cash used in investing activities was $5.5 million in the three months ended September 30, 2017 compared to net cash used in investing activities of $25.1 million in the three months ended September 30, 2016, a $19.6 million decrease. Our expenditures for property and equipment decreased $11.7 million, primarily due to the reduction in our hospital portfolio due to divestitures and due to $3.3 million lower spending on the patient tower and expanded surgical capacity project at our Springfield, Oregon hospital which is expected to be completed in late 2018. We also had $9.1 million of proceeds from hospital sales in the 2017 period with no comparable cash inflow in the 2016 period.

Net cash used in financing activities was $10.9 million for the three months ended September 30, 2017 compared to net cash used in financing activities of $4.6 million in the three months ended September 30, 2016, a $6.4 million decrease. In the 2017 period, we utilized the proceeds from the sale of Trinity to make a $4.2 million payment on our Term Loan Facility. We also made net repayments of $5.0 million on our revolving credit facilities and distributed cash of $1.2 million related to the buyout of shares from minority interest partners associated with Trinity. In the 2016 period, we paid down the Term Loan Facility by $2.2 million, made other debt repayments of $1.0 million and paid $1.1 million in debt issuance costs associated with the Spin-off financing transactions.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table provides a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Variance

Net cash provided by (used in) operating activities	$789	$60,766	$(59,977)
Net cash provided by (used in) investing activities	(29,521)	(60,676)	31,155
Net cash provided by (used in) financing activities	19,013	23,882	(4,869)
Net change in cash and cash equivalents	$(9,719)	$23,972	$(33,691)

Net cash provided by operating activities was $0.8 million for the nine months ended September 30, 2017 compared to net cash provided by operating activities of $60.8 million for the nine months ended September 30, 2016, a $60.0 million decrease. This decrease in cash flows from operating activities was primarily due to interest payments on our indebtedness, which increased $27.9 million. In the 2017 period, we made $79.7 million of interest payments, primarily associated with our revolving credit facilities and Senior Notes, compared to $51.8 million in the 2016 period. The remaining decrease for the 2017 period when compared to the 2016 period generally related to increased operating costs in comparison to the allocated costs from CHS prior to the Spin-off and lower operating margins associated with hospitals we have targeted for divestiture, partially offset by the Illinois income tax credits received in the third quarter of 2017, as discussed above.

Net cash used in investing activities was $29.5 million in the nine months ended September 30, 2017 compared to net cash used in investing activities of $60.7 million in the nine months ended September 30, 2016, a $31.2 million decrease. This decrease was primarily attributable to $29.2 million of proceeds from hospital sales in the 2017 period with no comparable cash inflow in the 2016 period. Our expenditures for property and equipment were $5.8 million lower in the 2017 period when compared to the 2016 period, primarily due to the reduction in our hospital portfolio as a result of our divestiture activity. We had increased spending of $4.1 million on the patient tower and expanded surgical capacity project at our Springfield, Oregon hospital when comparing the 2017 period to the 2016 period. In addition, we incurred costs of $1.9 million to acquire five ancillary outpatient businesses in the 2017 period and had minimal acquisition costs in the 2016 period.

Net cash provided by financing activities was $19.0 million in the nine months ended September 30, 2017 and net cash provided by financing activities was $23.9 million in the nine months ended September 30, 2016, a $4.9 million increase. In the 2017 period, we utilized proceeds from the sales of Barrow, Cherokee and Trinity to make $15.0 million of payments on our Term Loan Facility. We had net borrowings of $45.0 million on our revolving credit facilities, incurred $3.1 million of debt issuance costs related to the April 11, 2017 amendment to our Senior Credit Facility and distributed cash of $1.2 million related to the buyout of shares from minority interest partners associated with Trinity. The additional borrowings in 2017 were the result of the increases in days revenue outstanding primarily related to Medicaid and state employee accounts in the state of Illinois, the delay in payments from the California HQAF program and the collection efforts at the CHS collection centers. In the 2016 period, we completed the financing transactions related to the Spin-off which resulted in cash from borrowings of $1.3 billion, cash settlement of Due to Parent with CHS of $1.2 billion and cash outflow of $29.1 million for debt issuance costs. Additionally, we paid $4.4 million on the Term Loan Facility in the 2016 period. We had a net cash inflow of $25.2 million related to transactions with CHS which were processed through Due to Parent, net prior to the Spin-off with no comparable activity in the 2017 period.

Capital Expenditures

Capital expenditures for property, equipment and software were $56.8 million and $61.7 million for the nine months ended September 30, 2017 and 2016, respectively. In addition, we had $6.4 million and $15.7 million of capital expenditures related to property and equipment accrued in accounts payable at September 30, 2017 and December 31, 2016, respectively. Capital expenditures during each of the nine months ended September 30, 2017 and 2016 primarily related to the patient tower project, as described below, and to purchases of equipment and minor renovations at our hospitals and investments in information systems infrastructure. Our capital expenditures for property and equipment have been decreasing primarily due to the divested hospitals. In the 2016 period, we also had costs related to furniture and fixtures for our corporate office.

We are building a new patient tower and expanding the surgical capacity at McKenzie-Willamette Medical Center, our hospital in Springfield, Oregon. We incurred costs of $6.5 million and $9.8 million during the three months ended September 30, 2017 and 2016, respectively, and costs of $31.1 million and $27.0 million during the nine months ended September 30, 2017 and 2016, respectively, related to this project. As of September 30, 2017, we have incurred a total of $79.9 million of costs for this project, of which $75.3 million has been placed into service as of September 30, 2017. The total estimated cost for this project, including equipment costs, is estimated to be approximately $105 million. The project is expected to be completed in late 2018. As of September 30, 2017, we have no other material capital commitments.

Capital Resources

Our net working capital as of September 30, 2017 and December 31, 2016 was $290.5 million and $272.6 million, respectively. The $17.9 million net increase was primarily due to a decrease in discretionary benefits in the 2017 period compared to the 2016 period.

Long-Term Debt

The following table provides a summary of activity related to our long-term debt (in thousands):

	Nine Months Ended September 30, 2017
						Assets
	Total			Debt		Acquired	Total
	Debt at	Borrowings,		Issuance		Under	Debt
	Beginning	Excluding		Costs		Capital	at End
	of Period	Discounts	Repayments	Payments	Amortization	Leases	of Period

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$39,000	$(39,000)	$—	$—	$—	$—
Term Loan Facility, maturing 2022	868,419	—	(15,032)	—	—	—	853,387
ABL Credit Facility, maturing 2021	—	394,000	(349,000)	—	—	—	45,000
Senior Notes, maturing 2023	400,000	—	—	—	—	—	400,000
Unamortized debt issuance costs and discounts	(48,764)	—	—	(3,119)	6,271	—	(45,612)
Capital lease obligations	25,588	—	(940)	—	—	54	24,702
Other debt	1,582	247	(545)	—	—	—	1,284
Total debt	1,246,825	433,247	(404,517)	(3,119)	6,271	54	1,278,761
Less: Current maturities of long-term debt	(5,683)						(1,887)
Total long-term debt	$1,241,142	$433,247	$(404,517)	$(3,119)	$6,271	$54	$1,276,874

The following table provides a summary of our long-term debt, allocated between fixed and variable debt (dollars in thousands):

	September 30, 2017
		% of
	$ Amount	Total Debt

Fixed	$425,986	32.2%
Variable	898,387	67.8%
Total debt, excluding unamortized debt issuance costs and discounts	$1,324,373	100.0%

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

The CS Agreement contains customary covenants, including a maximum permitted Secured Net Leverage Ratio, as determined based on 12 month trailing Consolidated EBITDA, as defined in the CS Agreement. As of September 30, 2017 and December 31, 2016, we had a Secured Net Leverage Ratio of 4.24 to 1.00 and 3.93 to 1.00, respectively, implying additional borrowing capacity of $108.7 million as of September 30, 2017. On April 11, 2017, we executed the CS Amendment with our Senior Credit Facility lenders to amend the calculation of the Secured Net Leverage Ratio beginning January 1, 2017 to December 31, 2018, among other provisions. The CS Amendment raised the maximum Secured Net Leverage Ratio required of us to remain in compliance, and also changed the calculation of compliance for specified periods.

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

Prior to the CS Amendment, interest under the Term Loan Facility accrued, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%. Following the CS Amendment, interest under the Term Loan Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. The effective interest rate on the Term Loan Facility was 8.79% as of September 30, 2017. Interest under the Revolving Credit Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS Amendment.

As of September 30, 2017, we had no amounts outstanding on the Revolving Credit Facility. In addition, we had $10.2 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation liability insurance as security for the payment of claims. As of September 30, 2017, we had a borrowing capacity under our Revolving Credit Facility of $77.3 million.

ABL Credit Facility

On April 29, 2016, we entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among us, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). As of September 30, 2017, we had $45.0 million outstanding on the ABL Credit Facility and borrowing capacity of $80.0 million.

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

Senior Notes

On April 22, 2016, we issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations guaranteed on a senior basis by certain of our subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months. The effective interest rate on the Senior Notes was 12.49% as of September 30, 2017.

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

The following table provides a summary of the redemption periods and prices related to the Senior Notes:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

The following table provides a summary of unamortized debt issuance costs and discounts (in thousands):

	September 30,	December 31,
	2017	2016

Debt issuance costs	$32,265	$29,146
Debt discounts	24,536	24,536
Total debt issuance costs and discounts	56,801	53,682
Less: Amortization of debt issuance costs and discounts	(11,189)	(4,918)
Total unamortized debt issuance costs and discounts	$45,612	$48,764

Capital Lease Obligations and Other Debt

Our debt from capital lease obligations primarily relates to our corporate office in Brentwood, Tennessee. As of September 30, 2017, this capital lease obligation was $18.1 million. The remainder of our capital lease obligations primarily relate to property and equipment at our hospitals and corporate office. Other debt consists of physician loans and miscellaneous notes payable to banks.

Debt Maturities

The following table provides a summary of our debt maturities for the next five years and thereafter (in thousands):

September 30, 2017

Remainder of 2017	$466
2018	1,807
2019	7,814
2020	10,293
2021	10,356
Thereafter	1,293,637
Total debt, excluding unamortized debt issuance costs and discounts	$1,324,373

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

During the third quarter, we redeemed shares valued at $3.5 million from minority interest partners related to our divested hospital, Trinity, which included cash distributions of $1.2 million related to the dissolution of the partnership. As of September 30, 2017, we had redeemable noncontrolling interests of $1.6 million and non-redeemable noncontrolling interests of $13.1 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. In connection with the Spin-off, on April 29, 2016, we entered into two credit agreements, the Senior Credit Facility and the ABL Credit Facility, that subject us to variable interest rates. As of September 30, 2017, we had outstanding principal amount of debt, excluding unamortized debt issuance costs and discounts, of $898.4 million which was subject to variable rates of interest. If the interest rate on our variable rate long-term debt outstanding as of September 30, 2017, after taking into consideration the 1% floor on our Term Loan Facility, was 100 basis points higher for the duration of a nine-month period, our net income (loss) would have decreased by $6.8 million or $0.24 per basic and diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

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

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have included a discussion of legal proceedings below, some, or all, of which may not be required to be disclosed in this Part II, Item 1 under SEC rules due to the nature of our business; however, we believe that the discussion of these open legal matters may provide useful information to security holders or other readers of this Quarterly Report on Form 10-Q. The proceedings discussed below do not include claims and lawsuits covered by professional and general liability or employment practices insurance and risk retention programs, none of which claims or lawsuits would in any event be required to be disclosed in this Part II, Item 1 under SEC rules. The legal matters referenced below are also discussed in Note 17 — Commitments and Contingencies to the accompanying financial statements.

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

•

Blue Island, Illinois – Patient Status. On October 9, 2015, our hospital in Blue Island, Illinois received a CID from the Office of the United States Attorney in Chicago, Illinois concerning allegations of upcoding observation and other outpatient services and improperly falsifying inpatient admission orders. To date, the hospital has produced a significant amount of documents in response to requests for emails, medical records, and documentation concerning status change from observation to inpatient, and the government has taken CID testimony from former hospital employees. We are unable to predict the outcome of this investigation. However, it is reasonably possible that we may incur a loss in connection with this investigation. We are unable to reasonably estimate the amount or range of such reasonably possible loss given that the investigation is still ongoing. Under some circumstances, losses incurred in connection with an adverse resolution in this investigation could be material. We are fully cooperating with this investigation.

Commercial Litigation and Other Lawsuits

•

Arbitration with Community Health Systems, Inc. On August 4, 2017, we received a demand for arbitration from CHS seeking payment of certain amounts withheld by us pursuant to two transition services agreements. We contend that the amounts are not payable to CHS and were not properly billed by CHS under the agreements. The matter is pending before the American Arbitration Association. CHS seeks payment of approximately $6 million relating to two of the transition services agreements. We intend to vigorously contest the charges as not payable to CHS under the transition services agreements and have made a counterclaim for substantial damages we believe we have suffered as a result of the transition services agreements and other actions taken by CHS in connection with the Spin-off. The matter is at a preliminary stage and we cannot assess the likelihood of a material adverse outcome at this time. The parties expect to engage in a mediation process and the arbitration has been scheduled for June 18-29, 2018.

•

Zwick Partners LP and Aparna Rao, Individually and On Behalf of All Others Similarly Situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller and Michael J. Culotta. On September 9, 2016, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against QHC and certain of our officers. The Amended Complaint, filed on September 13, 2017, purports to be brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of QHC between May 2, 2016 and August 10, 2016 and alleges that we and certain of our officers violated federal securities laws, including Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of our business, operations and compliance policies. On April 17, 2017, Plaintiff filed a Second Amended Complaint adding additional defendants, Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash. On June 23, 2017, we filed a motion to dismiss, which Plaintiffs opposed on August 22, 2017. We are vigorously defending ourselves in this matter. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss because the motion to dismiss is still pending and discovery is stayed pending resolution of the motion to dismiss. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

United Tort Claimants v. Quorum Health Resources, LLC (U.S. Bankruptcy Court for the District of New Mexico); Douthitt - Dugger, et al. v. Quorum Health Resources, LLC (Bernalillo County, New Mexico District Court). Plaintiffs in these cases underwent surgical procedures at Gerald Champion Regional Medical Center in New Mexico that they contend were experimental and performed by an unqualified doctor. Their lawsuits, originally filed on June 11, 2010, against the doctors, QHR and the hospital are pending in state court and in federal bankruptcy court in New Mexico. Subject to an adverse result in the insurance coverage litigation referenced below, in 2012, QHR resolved plaintiffs’ claims for QHR’s liability exceeding insurance limits, and for liability not covered by insurance, for $5.1 million through a settlement agreement. Litigation of plaintiffs’ claims against QHR has continued, and the trial of the claims of most of the plaintiffs is proceeding in phases in a bankruptcy court bench trial. During the liability phase, on December 23, 2016, the federal bankruptcy court in New Mexico ruled that QHR was 16.5% at fault for plaintiffs’ injuries. On June 19, 2017, a one-day bankruptcy court bench trial was held on an issue related to the enforceability of the prior settlement agreement, and no decision has been received to date. In addition, the final phase of the trial in federal bankruptcy court, to determine plaintiffs’ damages and QHR offsets, was tried July 24 through August 7, 2017, and no decision has been received to date. The United Tort Claimants (“UTC”) have made new and yet unproven allegations during trial that they contend warrant additional liability for QHR. QHR believes that the UTC’s contentions are without merit and are vigorously defending against them. The New Mexico state court has set March 8, 2018 as the trial date for plaintiffs’ claims against QHR. QHR’s insurer, Lexington Insurance Company, is providing a defense in these cases, subject to a reservation of rights. Lexington has sued QHR in Williamson County, Tennessee seeking a declaration that plaintiffs’ claims and the cost of defending QHR are not covered by Lexington. (Lexington Insurance Company v. Quorum Health Resources, LLC, et al. (Williamson County, Tennessee Chancery Court)). No trial date has been set for Lexington’s claim against QHR to nullify insurance coverage, which QHR also is vigorously defending. A court hearing is pending regarding Lexington's claim for reimbursement of defense costs incurred in the UTC actions, and no decision has been received. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss because the proceedings with respect to the merits of the New Mexico state court action, the availability and extent of insurance coverage and damages are not sufficiently advanced. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

R2 Investments, LDC v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller, Michael J. Culotta, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North, H. Mitchell Watson, Jr. and H. James Williams. On October 25, 2017, a shareholder filed an action in the Circuit Court of Williamson County, Tennessee against us and certain of our officers and directors and CHS and certain its officers and directors. The complaint alleges that the defendants violated the Tennessee Securities Act and common law by, among other things, making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of our business, operations and financial condition. Plaintiff is seeking rescissionary, compensatory, and punitive damages. We are vigorously defending ourselves in this matter. Given the early stage of this matter, there are not sufficient facts available to reasonably assess the potential outcome of this matter or reasonably assess any estimate of the amount or range of any potential outcome.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in the 2016 Annual Report on Form 10-K.

Item 6. Exhibits

No.	Description

10.1

Form of Change in Control Severance Agreement by and between Quorum Health Corporation and each of Michael Culotta, Shaheed Koury, R. Harold McCard, Jr. and Matthew Hayes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2017) (File No. 001-37500).

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

Date: November 8, 2017