Form 10-Q
period 2018-03-31
Quorum Health Corp
filed 2018-05-10
CIK 1650445

fSep2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Large accelerated filer	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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

As of May 7, 2018, there were 30,059,119 shares outstanding of the registrant’s Common Stock.

QUORUM HEALTH CORPORATION

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Earnings per Share and Shares)

	Three Months Ended March 31,
	2018	2017

Operating revenues		$587,945
Provision for bad debts		60,305
Net operating revenues	$486,820	527,640
Operating costs and expenses:
Salaries and benefits	247,000	264,602
Supplies	58,886	63,822
Other operating expenses	152,738	163,424
Depreciation and amortization	18,261	22,120
Rent	12,532	12,102
Electronic health records incentives earned	(141)	(2,452)
Legal, professional and settlement costs	3,413	535
Impairment of long-lived assets and goodwill	39,760	3,300
Loss (gain) on sale of hospitals, net	7,815	(870)
Loss on closure of hospitals, net	13,746	—
Transaction costs related to the Spin-off	—	31
Total operating costs and expenses	554,010	526,614
Income (loss) from operations	(67,190)	1,026
Interest expense, net	30,931	27,530
Income (loss) before income taxes	(98,121)	(26,504)
Provision for (benefit from) income taxes	366	701
Net income (loss)	(98,487)	(27,205)
Less: Net income (loss) attributable to noncontrolling interests	481	356
Net income (loss) attributable to Quorum Health Corporation	$(98,968)	$(27,561)

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(3.48)	$(0.99)
Weighted-average shares outstanding:
Basic and diluted	28,454,336	27,800,597

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Three Months Ended March 31,
	2018	2017

Net income (loss)	$(98,487)	$(27,205)
Amortization and recognition of unrecognized pension cost components, net of income taxes	114	122
Comprehensive income (loss)	(98,373)	(27,083)
Less: Comprehensive income (loss) attributable to noncontrolling interests	481	356
Comprehensive income (loss) attributable to Quorum Health Corporation	$(98,854)	$(27,439)

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value per Share and Shares)

	March 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$32,491	$5,617
Patient accounts receivable, net of allowance for doubtful accounts of $352,509 at December 31, 2017	347,124	343,145
Inventories	49,425	53,459
Prepaid expenses	20,387	21,167
Due from third-party payors	92,831	97,202
Current assets of hospitals held for sale	—	8,112
Other current assets	47,253	47,440
Total current assets	589,511	576,142
Property and equipment, at cost	1,362,086	1,405,184
Less: Accumulated depreciation and amortization	(755,474)	(729,905)
Total property and equipment, net	606,612	675,279
Goodwill	401,443	409,229
Intangible assets, net	56,926	64,850
Long-term assets of hospitals held for sale	—	7,734
Other long-term assets	96,763	95,607
Total assets	$1,751,255	$1,828,841

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,771	$1,855
Accounts payable	162,502	171,250
Accrued liabilities:
Accrued salaries and benefits	83,865	77,803
Accrued interest	22,051	10,466
Due to third-party payors	44,551	47,705
Current liabilities of hospitals held for sale	—	2,577
Other current liabilities	44,024	43,687
Total current liabilities	358,764	355,343
Long-term debt	1,229,342	1,212,035
Deferred income tax liabilities, net	8,310	7,774
Other long-term liabilities	136,450	137,954
Total liabilities	1,732,866	1,713,106
Redeemable noncontrolling interests	2,316	2,325
Equity:
Quorum Health Corporation stockholders' equity:
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value per share, 300,000,000 shares authorized; 31,162,491 shares issued and outstanding at March 31, 2018, and 30,294,895 shares issued and outstanding at December 31, 2017	3	3
Additional paid-in capital	551,266	549,610
Accumulated other comprehensive income (loss)	(1,842)	(1,956)
Accumulated deficit	(547,184)	(448,216)
Total Quorum Health Corporation stockholders' equity	2,243	99,441
Nonredeemable noncontrolling interests	13,830	13,969
Total equity	16,073	113,410
Total liabilities and equity	$1,751,255	$1,828,841

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Three Months Ended March 31, 2018

(In Thousands, Except Shares)

		Quorum Health Corporation Stockholders' Equity
					Accumulated
	Redeemable			Additional	Other		Nonredeemable
	Noncontrolling	Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Total
	Interests	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Equity

Balance at December 31, 2017	$2,325	30,294,895	$3	$549,610	$(1,956)	$(448,216)	$13,969	$113,410
Comprehensive income (loss)	(121)	—	—	—	114	(98,968)	602	(98,252)
Stock-based compensation expense	—	974,148	—	2,464	—	—	—	2,464
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(106,552)	—	(634)	—	—	—	(634)
Cash distributions to noncontrolling investors	(62)	—	—	—	—	—	(741)	(741)
Adjustments to redemption values of redeemable noncontrolling interests	174	—	—	(174)	—	—	—	(174)
Balance at March 31, 2018	$2,316	31,162,491	$3	$551,266	$(1,842)	$(547,184)	$13,830	$16,073

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Three Months Ended March 31, 2017

(In Thousands, Except Shares)

		Quorum Health Corporation Stockholders' Equity
					Accumulated
	Redeemable			Additional	Other		Nonredeemable
	Noncontrolling	Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Total
	Interests	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Equity

Balance at December 31, 2016	$6,807	29,482,050	$3	$537,911	$(2,760)	$(334,026)	$14,441	$215,569
Comprehensive income (loss)	(466)	—	—	—	122	(27,561)	822	(26,617)
Stock-based compensation expense	—	854,126	—	2,797	—	—	—	2,797
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(133,006)	—	(1,028)	—	—	—	(1,028)
Cash distributions to noncontrolling investors	(15)	—	—	—	—	—	(3,799)	(3,799)
Adjustments to redemption values of redeemable noncontrolling interests	(47)	—	—	47	—	—	—	47
Balance at March 31, 2017	$6,279	30,203,170	$3	$539,727	$(2,638)	$(361,587)	$11,464	$186,969

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$(98,487)	$(27,205)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,261	22,120
Non-cash interest expense, net	1,811	730
Provision for (benefit from) deferred income taxes	536	601
Stock-based compensation expense	2,464	2,797
Impairment of long-lived assets and goodwill	39,760	3,300
Loss (gain) on sale of hospitals, net	7,815	(870)
Non-cash portion of loss on hospital closures	5,305	—
Changes in reserves for self-insurance claims, net of payments	6,025	4,212
Changes in reserves for legal, professional and settlement costs, net of payments	—	(3,651)
Other non-cash expense (income), net	(49)	(42)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Patient accounts receivable, net	1,429	(17,163)
Due from and due to third-party payors, net	1,217	11,041
Inventories, prepaid expenses and other current assets	1,290	(16,674)
Accounts payable and accrued liabilities	9,587	38,065
Long-term assets and liabilities, net	443	1,265
Net cash provided by (used in) operating activities	(2,593)	18,526

Cash flows from investing activities:
Capital expenditures for property and equipment	(14,528)	(23,217)
Capital expenditures for software	(513)	(1,506)
Acquisitions, net of cash acquired	(32)	—
Proceeds from the sale of hospitals	38,663	4,282
Other investing activities, net	197	—
Net cash provided by (used in) investing activities	23,787	(20,441)

Cash flows from financing activities:
Borrowings under revolving credit facilities	132,000	172,000
Repayments under revolving credit facilities	(114,000)	(94,000)
Borrowings of long-term debt	12	—
Repayments of long-term debt	(627)	(7,109)
Payments of debt issuance costs	(2,268)	(47)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	(634)	(1,028)
Cash distributions to noncontrolling investors	(803)	(3,814)
Net cash provided by (used in) financing activities	13,680	66,002

Net change in cash, cash equivalents and restricted cash	34,874	64,087
Cash, cash equivalents and restricted cash at beginning of period	5,617	25,455
Cash, cash equivalents and restricted cash at end of period	$40,491	$89,542

Supplemental cash flow information:
Interest payments, net	$17,487	$15,468
Income tax payments, net of refunds	146	—

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS AND SPIN-OFF

Description of the Business

The principal business of Quorum Health Corporation, a Delaware corporation, and its subsidiaries (collectively, “QHC” or the “Company”) is to provide hospital and outpatient healthcare services in its markets across the United States. As of March 31, 2018, the Company owned or leased a diversified portfolio of 28 hospitals in rural and mid-sized markets, which are located in 14 states and have a total of 2,675 licensed beds. The Company provides outpatient healthcare services through its hospitals and affiliated facilities, including urgent care centers, diagnostic and imaging centers, physician clinics and surgery centers. The Company’s wholly-owned subsidiary, Quorum Health Resources, LLC (“QHR”), provides hospital management advisory and healthcare consulting services to non-affiliated hospitals located throughout the United States. Over 95% of the Company’s net operating revenues are attributable to its hospital operations business.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements and accompanying notes of the Company presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). In the opinion of the Company’s management, the condensed consolidated financial information presented herein includes all adjustments necessary to present fairly the results of operations, financial position and cash flows of the Company for the interim periods presented. Results of operations for interim periods should not be considered indicative of the results of operations expected for the full year ending December 31, 2018. Certain information and disclosures have been condensed or omitted as presented herein and as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim period presentation. The Company’s management believes the financial statements and disclosures presented herein are adequate in order to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and accompanying notes thereto for the year ended December 31, 2017, contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018 (the “2017 Annual Report on Form 10-K”).

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries in which it holds either a direct or indirect ownership of a majority voting interest. Investments in less-than-wholly-owned consolidated subsidiaries of QHC are presented separately in the equity component of the Company’s consolidated balance sheets to distinguish between the interests of QHC and the interests of the noncontrolling investors. Revenues and expenses from these subsidiaries are included in the respective individual line items of the Company’s consolidated statements of income, and net income is presented both in total and separately to distinguish the amounts attributable to the Company and the amounts attributable to the interests of the noncontrolling investors. Noncontrolling interests that are redeemable, or may become redeemable at a fixed or determinable price at the option of the holder or upon the occurrence of an event outside of the control of the Company, are presented in mezzanine equity in the Company’s consolidated balance sheets. Intercompany transactions and accounts of the Company are eliminated in consolidation.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Reclassifications and Immaterial Restatements

Certain revisions have been made to prior period balances as follows:

Beginning in the fourth quarter of 2017, the Company reclassified and separately presented in its consolidated statements of cash flows the gross borrowings and repayments of its revolving credit facilities. Both items are included in cash flows from financing activities. Previously, these amounts were netted in the Company’s presentation of its consolidated statements of cash flow. This reclassification is considered immaterial and had no effect on the Company’s consolidated results of operations or financial position.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions.

Revenues and Accounts Receivable

Adoption of ASC Topic 606 “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”) using the modified retrospective method to all contracts existing on January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605. The key impacts on the Company’s consolidated financial statements include the following:

•

Prior to the adoption of ASC 606, a significant portion of the Company’s allowance for doubtful accounts related to amounts due from self-pay patients, as well as co-pays and deductibles owed to the Company by patients with insurance. Under ASC 606, the estimated allowance for these patients are generally considered a direct reduction to net operating revenues rather than as a provision for bad debts.

•

Prior to the adoption of ASC 606, the Company’s presentation and disclosure of net revenue by payor included the portion of the revenue related to co-pays and deductibles as third party revenues. Under ASC 606, the co-pays and deductibles portions of the net revenue will be classified as self-pay after insurance.

Revenue Recognition

The Company reports revenues from patient services at its hospitals and affiliated facilities at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient care. These amounts are due from patients, third-party payors (including health insurers and government programs) and others, and include variable consideration for retroactive revenue adjustments due to settlements of audits, reviews and investigations. Generally, the Company bills the patient and third-party payors several days after the services are performed and/or the patient is discharged from the facility. Revenue is recognized as the performance obligations are satisfied. Billings and collections are outsourced to CHS under the transition services agreements that were entered into in connection with the Spin-off. See Note 16 — Related Party Transactions for additional information on these agreements.

Performance obligations are determined based on the nature of the services provided by the Company. Revenue for performance obligations satisfied over time is recognized based on actual charges incurred in relation to total expected (or actual) charges. The Company believes that this method provides a faithful depiction of the transfer of services over the term of the performance obligation based on the inputs needed to satisfy the obligation. Generally, performance obligations satisfied over time relate to patients in the Company’s hospitals receiving inpatient acute care services. The Company measures the performance obligation from admission into the hospital to the point when it is no longer required to provide services to that patient, which is generally at the time of discharge. Revenue for performance obligations satisfied at a point in time is recognized when goods or services are provided and the Company does not believe it is required to provide additional goods or services to the patient.

Because all of its performance obligations relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption provided in ASC 606-10-50-14(a) and, therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The unsatisfied or partially unsatisfied performance obligations referred to above are primarily related to inpatient acute care services at the end of the reporting period. The performance obligations for these contracts are generally completed when the patient is discharged, which generally occurs within days or weeks following the end of the reporting period.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company determines the transaction price based on standard charges for goods and services provided, reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and patient responsibility after insurance in accordance with the Company’s policy, and/or implicit price concessions provided to uninsured patients and patient responsibility after insurance. The Company determines its estimates of contractual adjustments and discounts based on contractual agreements, its discount policies and historical experience. The Company determines its estimate of implicit price concessions based on its historical collection experience with this class of patients.

The Company recognizes revenues related to its QHR business when either the performance obligation has been satisfied or over time as the hospital management advisory and healthcare consulting services are provided, and reports these revenues at the amount expected to be collected from the non-affiliated hospital clients of QHR.

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

The following table provides a summary of net operating revenues by payor source (dollars in thousands):

	Three Months Ended March 31,
	2018		2017
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$144,583	29.7%	$163,093	30.9%
Medicaid	85,103	17.5%	94,963	18.0%
Managed care and commercial plans	185,226	38.0%	195,596	37.1%
Self-pay and self-pay after insurance	49,684	10.2%	48,642	9.2%
Non-patient	22,224	4.6%	25,346	4.8%
Total net operating revenues	$486,820	100.0%	$527,640	100.0%

Revenues from Medicare Advantage Plans that are included in Medicare revenues in the table above were $41.3 million and $44.9 million for the three months ended March 31, 2018 and 2017, respectively.

Contractual Adjustments and Discounts

Agreements with third-party payors typically provide for payments at amounts less than established charges. A summary of the payment arrangements with major third-party payors follows:

•

Medicare: Inpatient acute care services are generally paid at prospectively determined rates per discharge based on clinical, diagnostic and other factors. Certain services are paid based on cost-reimbursement methodologies subject to certain limits. Outpatient services are paid using prospectively determined rates according to ambulatory payment classifications and, for some services, fee schedules. Physician services are paid based upon the Medicare Physician Fee Schedule.

•	Medicaid: Reimbursements for Medicaid services are generally paid at prospectively determined rates per discharge, per occasion of service, or per covered member.
•

Other: Payment agreements with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations generally provide for payment using prospectively determined rates per discharge, discounts from established charges and prospectively determined daily rates.

Government programs, including Medicare and Medicaid programs, which represent a large portion of the Company’s operating revenues, are highly complex programs to administer and are subject to interpretation of federal and state-specific reimbursement rates, new legislation and final cost report settlements. As a result of investigations by governmental agencies, various health care organizations have received requests for information and notices regarding alleged noncompliance with those laws and regulations. In some instances, these investigations have resulted in organizations entering into significant settlement agreements or findings of criminal and civil liability. Compliance with such laws and regulations may be subject to future government review and

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

interpretation as well as significant regulatory action, including fines, penalties, and potential exclusion from the related programs. There can be no assurance that regulatory authorities will not challenge the Company’s compliance with these laws and regulations, and it is not possible to determine the impact (if any) such claims or penalties would have upon the Company.

Contractual adjustments, or differences in standard billing rates and the payments derived from contractual terms with governmental and non-governmental third-party payors, are recorded based on management’s best estimates in the period in which services are performed and a payment methodology is established with the patient. Recorded estimates for past contractual adjustments are subject to change, in large part, due to ongoing contract negotiations and regulation changes, which are typical in the U.S. healthcare industry. Revisions to estimates are recorded as contractual adjustments in the periods in which they become known and may be subject to further revisions. In addition, the contracts the Company has with commercial payors may provide for retroactive audit and review of claims. Subsequent changes in estimates for third-party payors that are determined to be the result of an adverse change in a payor’s ability to pay are recorded as bad debt expense. Bad debt expense for the three months ended March 31, 2018 was not material and is included in other operating expenses in the Company’s consolidated statement of income. Billing and collections are outsourced to CHS under certain transition services agreements that were put in place by CHS in connection with the Spin-off. The Company’s contractual adjustments are impacted by the timing and ability of CHS to monitor the classification and collection of the Company’s patient accounts receivable. Self-pay and other payor discounts are incentives offered by the Company to uninsured or underinsured patients and other payors to reduce their costs of healthcare services.

Third-Party Program Reimbursements

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as new information becomes available, or as years are settled or are no longer subject to such audits, reviews, and investigations. Previous program reimbursements and final cost report settlements are included in due from and due to third-party payors in the consolidated and combined balance sheets. During the three months ended March 31, 2018 and 2017, contractual adjustments related to previous program reimbursements and final cost report settlements favorably (unfavorably) impacted net operating revenues by $0.5 million and $(1.4) million, respectively.

Currently, several states utilize supplemental payment programs, including disproportionate share programs, for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from CMS and are funded with a combination of federal and state resources, including, in certain instances, taxes, fees or other program expenses (collectively, “provider taxes”) levied on the providers. The receivables and payables associated with these programs are included in due from and due to third-party payors in the Company’s consolidated balance sheets.

The following table provides a summary of the components of amounts due from and due to third-party payors (in thousands):

	March 31,	December 31,
	2018	2017

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$18,723	$17,383
State supplemental payment programs	74,108	79,819
Total amounts due from third-party payors	$92,831	$97,202

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$31,212	$33,163
State supplemental payment programs	13,339	14,542
Total amounts due to third-party payors	$44,551	$47,705

After a state supplemental payment program is approved and fully authorized by the appropriate state legislative or governmental agency, the Company recognizes revenue and related expenses based on the terms of the program in the period in which amounts are estimable and revenue collection is reasonably assured. The revenues earned by the Company under these programs are included in net operating revenues and the expenses associated with these programs are included in other operating expenses in the Company’s consolidated statements of income.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the portion of Medicaid reimbursements included in the Company’s consolidated statements of income that are attributable to state supplemental payment programs (in thousands):

	Three Months Ended March 31,
	2018	2017

Medicaid revenues	$48,561	$45,297
Provider taxes and other expenses	19,144	16,893
Reimbursements attributable to state supplemental payment programs, net of expenses	$29,417	$28,404

The California Department of Health Care Services administers the Hospital Quality Assurance Fee (“HQAF”) program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients. Under Phase V of the program, covering the period from January 2017 through June 2019, the Company recognized $7.9 million of Medicaid revenues and $2.1 million of provider taxes for the three months ended March 31, 2018 with no corresponding amounts recognized in the three months ended March 31, 2017. The revenues and fees for the full year 2017 were recognized in the fourth quarter of 2017 when CMS approved the program.

Self-Pay and Self-Pay After Insurance

Generally patients who are covered by third-party payors are responsible for related co-pays and deductibles, which vary in amount. The Company also provides services to uninsured patients, and offers those uninsured patients a discount, either by policy or law, from the Company’s standard charges. The Company estimates the transaction price for patients with co-pays and deductibles, and for uninsured patients based on historical collection experience and current market conditions. The initial estimate of the transaction price is determined by reducing the Company’s standard charge by any contractual adjustments, discounts, and implicit price concessions. Subsequent changes to the estimate of the transaction price, if any, are generally recorded as an adjustment to patient service revenue in the period of the change.

Charity Care

In the ordinary course of business, the Company provides services to patients who are financially unable to pay for hospital care. The related charges for those patients who are financially unable to pay that otherwise do not qualify for reimbursement from a governmental program are classified as charity care. The Company determines amounts that qualify for charity care primarily based on the patient’s household income relative to the poverty level guidelines established by the federal government. The Company’s policy is to not pursue collections for such amounts; therefore, the related charges are recorded in operating revenues at the standard billing rates and fully offset in contractual adjustments. The Company’s gross amounts of charity care revenues were $13.3 million and $12.5 million for the three months ended March 31, 2018 and 2017, respectively.

Accounts Receivable

Substantially all of the Company’s receivables are related to providing healthcare services to patients at its hospitals and affiliated outpatient facilities.

For self-pay and self-pay after insurance receivables, the Company estimates the implicit price concession by reserving a percentage of all self-pay and self-pay after insurance accounts receivable without regard to aging category. The estimate of the implicit price concession is based on a model that considers historical cash collections, expected recoveries and any anticipated changes in trends. The Company’s ability to estimate the implicit price concessions is not significantly impacted by the aging of accounts receivable, as management believes that substantially all of the risk exists at the point in time such accounts are identified as self-pay. Significant changes in payor mix, CHS’s business office operations, including the CHS shared services centers’ efforts in collecting the Company’s accounts receivables, economic conditions, or trends in federal and state governmental healthcare coverage, among others, could affect the Company’s estimates of implicit price concessions. The Company also continually reviews its overall estimate of implicit price concessions by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net operating revenues and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables, and the impact of recent divestitures.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the changes in the allowance for doubtful accounts (in thousands):

Three Months Ended
March 31, 2018

Balance at beginning of period	$352,509
Provision for bad debts	—
Impact of adoption of ASC 606	(352,509)
Balance at end of period	$—

The Company has elected the practical expedient allowed under FASB ASC 606-10-32-18 and does not adjust the promised amount of consideration from patients and third-party payors for the effects of a significant financing component due to the Company’s expectation that the period between the time the service is provided to a patient and the time that the patient or a third-party payor pays for that service will be one year or less. However, the Company does, in certain instances, enter into payment agreements with patients that allow payments in excess of one year. For those cases, the financing component is not deemed to be significant to the contract.

The Company has applied the practical expedient provided by FASB ASC 340-40-25-4 and all incremental customer contract acquisition costs are expensed as incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.

Concentration of Credit Risk

The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s hospitals and affiliated outpatient facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s markets and non-governmental third-party payors, Medicare represents a significant concentration of credit risk from payors. Accounts receivable, net of contractual adjustments, from Medicare were $61.1 million and $66.6 million, or 17.6% and 18.2% of total patient accounts receivable, net as of March 31, 2018 and December 31, 2017, respectively. Additionally, the Company believes Illinois Medicaid represents a concentration of credit risk to the Company due to the fiscal problems in the state of Illinois that affect the timing and extent of payments due to providers, which are administered by the state of Illinois under the Medicaid program. The Company’s accounts receivable, net of contractual adjustments, from Illinois Medicaid were $27.4 million and $28.8 million, or 7.9% and 7.9% of total patient accounts receivable, net as of March 31, 2018 and December 31, 2017, respectively. The Company’s state supplemental program receivables from Illinois Medicaid were $12.3 million and $22.9 million, or 13.2% and 23.5% of total due from third-party payors, as of March 31, 2018 and December 31, 2017, respectively. The Company’s state supplemental program receivables from California Medicaid were $52.0 million and $48.4 million, or 56.0% and 49.8% of total due from third-party payors, as of March 31, 2018 and December 31, 2017, respectively.

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

The following table provides a summary of the states in which the Company generates more than 5% of its total net patient revenues as determined in each period (dollars in thousands):

	Number of	Three Months Ended March 31,
	Hospitals at	2018		2017
	March 31, 2018	$ Amount	% of Total	$ Amount	% of Total

Illinois	8	$187,753	40.4%	$189,933	37.8%
Oregon	1	55,517	11.9%	51,515	10.3%
California	2	44,965	9.7%	35,919	7.2%
Kentucky	3	29,290	6.3%	28,735	5.7%
Georgia	1	22,915	4.9%	38,508	7.7%

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other Operating Expenses

The following table provides a summary of the major components of other operating expenses (in thousands):

	Three Months Ended March 31,
	2018	2017

Purchased services	$41,080	$45,596
Taxes and insurance	33,055	34,243
Medical specialist fees	26,948	28,463
Transition services agreements	15,117	16,282
Repairs and maintenance	9,637	11,443
Utilities	6,123	6,665
Other miscellaneous operating expenses	20,778	20,732
Total other operating expenses	$152,738	$163,424

Following the Spin-off, the Company began recording costs associated with the transition services agreements and other ancillary agreements with CHS in accordance with the terms of these agreements. These costs, which primarily include the costs of providing information technology, patient billing and collections and payroll services, are included in “Transition services agreements” in the table above.

On March 19, 2018, the Company received notice from CHS that CHS was seeking to terminate, effective September 30, 2018, certain of the transition service agreements. The Company is contesting certain of CHS’s assertions in the purported notice and is evaluating the Company’s options in responding to the notice from CHS. See Note 16 — Related Party Transactions for additional information on the transition service agreements with CHS.

General and Administrative Costs

Substantially all of the Company’s operating costs and expenses are “cost of revenues” items. Operating expenses that could be classified as general and administrative by the Company are costs related to corporate office functions, including, but not limited to tax, treasury, audit, risk management, legal, investor relations and human resources. These costs primarily consist of salaries and benefits expenses associated with these corporate office functions. General and administrative costs of the Company were $14.9 million and $15.7 million during the three months ended March 31, 2018 and 2017, respectively.

Electronic Health Records Incentives Earned

Pursuant to the Health Information Technology for Economic and Clinical Health Act (“HITECH”), the Company receives incentive payments under the Medicare and Medicaid programs for its eligible hospitals and physician clinics that demonstrate meaningful use of certified Electronic Health Records (“EHR”) technology. EHR incentive payments are subject to audit and potential recoupment if it is determined that the applicable meaningful use standards were not met. EHR incentive payments are also subject to retrospective adjustment because the cost report data upon which the incentive payments are based are further subject to audit.

The Company incurs both capital expenditures and operating expenses in connection with the implementation of EHR technology initiatives. The amounts and timing of these expenditures does not directly correlate with the timing of the Company’s receipt or recognition of EHR incentive payments as earned. The Company is nearing completion of its full implementation of certified EHR, and therefore, its EHR incentive payments are declining and will ultimately end. The Company recognized EHR incentives earned of $0.1 million and $2.5 million as of the three months ended March 31, 2018 and 2017, respectively, which are recorded as a reduction to operating expenses in the Company’s consolidated statements of income.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs in the Company’s consolidated statements of income primarily include legal costs and related settlements, if any, associated with regulatory claims, government investigations into reimbursement payments and other litigation matters.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Loss (Gain) on Sale of Hospitals, Net

Loss (gain) on sale of hospitals, net relates to the Company’s divestiture of hospitals and their affiliated outpatient facilities. It is calculated as the difference between the cash proceeds from the sale and the carrying values of the associated net assets sold at the date of sale, less certain incremental direct selling costs.

Loss on Closure of Hospitals, Net

Loss on closure of hospitals, net relates to costs incurred by the Company for closure of hospitals and their affiliated outpatient facilities, and includes severance, loss on disposal of property and equipment, write-down of assets, legal costs and other costs incurred by the Company during the closure.

Transaction Costs Related to the Spin-off

Transaction costs related to the Spin-off consists of QHC’s portion of the costs to effect the Spin-off and the costs associated with forming a new company. These costs include audit, management advisory and consulting costs, investment advisory costs, legal expenses and other miscellaneous costs.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the provision for (benefit from) income taxes in the consolidated statements of income in the period that includes the enactment date. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent the Company believes that recovery is not likely, a valuation allowance is established. To the extent the Company establishes a valuation allowance or increases this allowance, the related expense is included in the provision for (benefit from) income taxes in the consolidated statements of income. The Company classifies interest and penalties, if any, related to its tax positions as a component of provision for (benefit from) income taxes.

Cash and Cash Equivalents

Cash includes cash on hand and cash with banks. Cash equivalents are short-term, highly liquid investments with a maturity of three months or less from the date acquired that are subject to an insignificant risk of change in value.

Restricted Cash

Restricted cash consists of cash included in escrow accounts that are utilized to secure the Company’s indemnification obligations under purchase agreements related to the sale of hospitals. The Company expects these obligations will be settled more than twelve months into the future. As a result, the Company’s restricted cash is recorded in other long-term assets in the consolidated balance sheet as of March 31, 2018.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Company’s consolidated balance sheets to the combined total as reported in the Company’s consolidated statements of cash flows (dollars in thousands).

	March 31,		December 31,
	2018	2017	2017	2016

Cash and cash equivalents	$32,491	$89,542	$5,617	$25,455
Restricted cash included in other long-term assets	8,000	—	—	—
Cash, cash equivalents and restricted cash	$40,491	$89,542	$5,617	$25,455

Inventories

Inventories, primarily consisting of medical supplies and drugs, are stated at the lower of cost or market on a first-in, first-out basis.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other Current Assets

Other current assets consists of the current portion of the receivables from CHS related to professional and general liability and workers’ compensation liability insurance reserves that were indemnified by CHS in connection with the Spin-off, non-patient accounts receivable primarily related to QHR, receivables related to EHR incentives and other miscellaneous current assets.

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

See Note 3 — Impairment of Long-Lived Assets and Goodwill for additional information related to impairment recorded in the condensed consolidated statements of income.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other Long-Term Assets

Other long-term assets consists of the long-term portion of the receivables from CHS related to professional and general liability and workers’ compensation liability insurance reserves that were indemnified by CHS in connection with the Spin-off, as well as deferred compensation plan assets, deposits, investments in unconsolidated subsidiaries, restricted cash and other miscellaneous long-term assets.

Other Current Liabilities

Other current liabilities consists of the current portion of professional and general liability insurance reserves, including the portion indemnified by CHS in connection with the Spin-off, as well as property tax accruals, legal accruals, deferred revenue related to EHR incentives, physician guarantees and other miscellaneous current liabilities.

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

See Note 17 — Commitments and Contingencies for information related to the portion of the Company’s insurance reserves for professional and general liability and workers’ compensation liability that are indemnified by CHS.

Self-Insured Employee Health Benefits

The Company is self-insured for substantially all of the medical benefits of its employees. The Company maintains a liability for its current estimate of incurred but not reported employee health claims based on historical claims data provided by third-party administrators. The undiscounted reserve for self-insured employee health benefits was $9.3 million and $8.8 million as of March 31, 2018 and December 31, 2017, respectively, and is included in accrued salaries and benefits in the consolidated balance sheets. Expense each period is based on the actual claims received during the period plus the impact of any adjustment to the liability for incurred but not reported employee health claims.

Noncontrolling Interests and Redeemable Noncontrolling Interests

The Company’s consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that it controls. Certain of the Company’s consolidated subsidiaries have noncontrolling physician ownership interests with redemption features that require the Company to deliver cash upon the occurrence of certain events outside its control, such as the retirement, death, or disability of a physician-owner. The carrying amount of redeemable noncontrolling interests is recognized in the Company’s consolidated balance sheets at the greater of: (1) the initial carrying amount of these investments, increased or decreased for the noncontrolling interests' share of cumulative net income (loss), net of cumulative amounts distributed to the noncontrolling interest partners, if any, or (2) the redemption value of the investments held by the noncontrolling interest partners.

Assets and Liabilities of Hospitals Held for Sale

The Company reports separately from other assets in the consolidated balance sheet those assets that meet the criteria for classification as held for sale. Generally, assets that meet the criteria include those for which the carrying amount will be settled principally through a sale transaction rather than through continuing use. The asset must be available for immediate sale in its present condition, subject to usual or customary terms, and the sale must be probable to occur in the next 12 months. Similarly, the liabilities of a disposal group are classified as held for sale upon meeting these criteria. Immediately following classification as held for sale, the Company remeasures these assets and liabilities and adjusts the value to the lesser of the carrying amount or fair value less costs to

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

sell. The assets and liabilities classified as held for sale are no longer depreciated or amortized into expense. The carrying value of assets classified as held for sale are reported net of impairment charges.

Stock-Based Compensation

The Company issues restricted stock awards to key employees and directors under the Quorum Health Corporation 2016 Stock Award Plan (the “2016 Stock Award Plan”). The Company recognizes compensation expense over each of the restricted stock award’s requisite service period based on the estimated grant date fair value of each restricted stock award. See Note 14 — Stock-Based Compensation for additional information related to stock-based compensation.

Benefit Plans

The Company maintains various benefit plans, including defined contribution plans, a defined benefit plan and a deferred compensation plan, for which certain of the Company’s subsidiaries are the plan sponsors. The rights and obligations of these plans were transferred from CHS to the Company, pursuant to the Separation and Distribution Agreement. Benefits costs are recorded as salaries and benefits in the consolidated statements of income. The cumulative liability for these benefit costs is recorded in other long-term liabilities in the consolidated balance sheets.

The Company recognizes the unfunded liability of its defined benefit plan in other long-term liabilities in the consolidated balance sheets. Unrecognized gains (losses) and prior service credits (costs) are recorded as changes in other comprehensive income (loss). The measurement date of the plan’s assets and liabilities coincides with the Company’s year end. The Company’s pension benefit obligation is measured using actuarial calculations that incorporate discount rates, rate of compensation increases and expected long-term returns on plan assets. The calculations additionally consider expectations related to the retirement age and mortality of plan participants. The Company records pension benefit costs related to all of its plans as salaries and benefits expenses in the consolidated statements of income.

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

Segment Reporting

The principal business of the Company is to provide healthcare services at its hospitals and affiliated outpatient facilities. The Company’s only other line of business is the hospital management advisory and consulting services it provides through QHR. The Company has determined that its hospital operations business and QHR’s business meet the criteria for separate segment reporting. The Company’s corporate functions are reported in the all other reportable segment. See Note 13 — Segments for additional information related to the Company’s segment reporting.

New Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, which was issued to allow a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects in accumulated other comprehensive income resulting from the enactment of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) and corresponding accounting treatment recorded in the fourth quarter of 2017. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. The Company

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

has not determined whether or not it will early adopt ASU 2018-02, but the Company does not anticipate that the adoption of this standard would have a significant impact on its consolidated balance sheet.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Accounting for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. This ASU instead permits an entity to recognize goodwill impairment as the excess of a reporting unit’s carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment over goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The ASU is effective for the Company’s annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact this guidance may have on its consolidated results of operations, financial position and cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows — Restricted Cash, which addressed classification and presentation of changes in restricted cash on the statement of cash flows. The standard requires a reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. The ASU does not define restricted cash or restricted cash equivalents; however, the nature of the restrictions should be disclosed. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This ASU is to be applied using a retrospective transition method for each period presented. The Company adopted ASU 2016-18 on January 1, 2018 and concurrently revised its presentation of cash and cash equivalents on the consolidated statement of cash flows. For periods prior to January 1, 2018, the presentation of cash and cash equivalents on the consolidated statement of cash flows has been revised to conform to the current presentation.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the accounting for leases and requires the rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and labilities on the balance sheet. Recognition of these assets and liabilities will have a material impact to the Company’s consolidated balance sheets upon adoption. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Under ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. The Company expects to adopt this ASU on January 1, 2019. The Company is still evaluating the impact the adoption of this standard will have on its policies, procedures, financial disclosures, and control framework. The Company is additionally evaluating any modifications to its leasing strategy in response to the requirements of this standard.

NOTE 3 – IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

During the three months ended March 31, 2018, the Company evaluated the fair value of hospitals intended for divestiture. In connection with this evaluation, the Company recognized long-lived asset impairment of $39.8 million during the three months ended March 31, 2018, which consisted of $34.7 million of property and equipment and $5.1 million of capitalized software costs.

During the three months ended March 31, 2017, management made a decision to classify certain hospitals as held for sale. In connection with this decision, the Company evaluated the estimated relative fair value of the hospitals classified as held for sale in relation to the overall fair value of the hospital operations reporting unit utilizing a September 30, 2016 measurement date, which was the measurement date of the Company’s most recent annual goodwill impairment analysis, and recognized long-lived asset and goodwill impairment of $3.3 million during the three months ended March 31, 2017, which consisted of $1.1 million of property and equipment, $0.8 million of capitalized software costs and $1.4 million of goodwill.

NOTE 4 –DIVESTITURES

Clearview Regional Medical Center

On March 31, 2018, the Company sold 77-bed Clearview Regional Medical Center and its affiliated facilities (“Clearview”), located in Monroe, Georgia, for proceeds of $37.4 million, of which $8.0 million was placed in an escrow account subject to resolution of certain outstanding litigation initiated before the Spin-off and for which CHS agreed to indemnify the Company for the resulting liability. For the three months ended March 31, 2018 and 2017, the Company’s operating results included pre-tax losses of $3.2 million and $0.2 million, respectively, related to Clearview. In addition to the above, the Company recorded a $7.9 million loss on the sale of Clearview in the three months ended March 31, 2018 which includes a write-off of allocated goodwill of $9.4 million. The Company also recorded $1.2 million of impairment to medical licenses of Clearview during the year ended December 31, 2016.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Vista Medical Center West

On March 1, 2018, the Company sold 70-bed Vista Medical Center West and its affiliated facilities (“Vista West”), located Waukegan, Illinois, for proceeds of $1.2 million. For the three months ended March 31, 2018 and 2017, the Company’s operating results included pre-tax gains (losses) of $0.2 million and less than $(0.1) million, respectively, related to Vista West. In addition to the above, the Company recorded a $0.1 million gain on the sale of Vista West in the three months ended March 31, 2018. The Company also recorded $11.1 million and $4.1 million of impairment to property, equipment and capitalized software costs related to Vista West during the years ended December 31, 2017 and 2016, respectively.

Affinity Medical Center

On January 5, 2018, the Company announced plans to close Affinity Medical Center (“Affinity”) in Massillon, Ohio. Subsequent to January 5, 2018, the Company’s affiliates entered into an agreement with the City of Massillon related to the closure whereby all of the owned real property and a portion of the related tangible assets located at the hospital will be transferred to the City of Massillon in exchange for nominal consideration and the City of Massillon’s assumption of certain ongoing real property lease obligations and equipment lease obligations. Operations ceased on February 11, 2018 and the Company intends to transfer the agreed-upon assets to the City of Massillon by the end of May 2018. For the three months ended March 31, 2018 and 2017, the Company’s operating results included pre-tax losses of $17.0 million and $4.2 million respectively, related to Affinity. Included in the pre-tax loss for the three months ended March 31, 2018 are $13.7 million of closure costs related to the closure of Affinity which include $7.4 million of severance and salary continuation costs, $2.6 million in losses associated with the disposal of assets that have no future value to the Company and $3.7 million of other costs and fees related to termination of contracts and other miscellaneous items. The Company anticipates that in 2018 it will incur costs, beyond those already incurred, of approximately $2.5 million to $3.5 million related to the wind down and transfer of assets. In addition, beyond 2018, the Company is obligated to maintain health records for approximately nineteen years with an estimated annual cost of $0.3 million. The Company also recorded $16.1 million and $20.2 million of impairment related to property, equipment and capitalized software costs of Affinity during the years ended December 31, 2017 and 2016, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

The following table provides a summary of the components of property and equipment (in thousands):

	March 31,	December 31,
	2018	2017

Property and equipment, at cost:
Land and improvements	$62,859	$70,731
Building and improvements	751,694	790,619
Equipment and fixtures	532,675	529,150
Construction in progress	14,858	14,684
Total property and equipment, at cost	1,362,086	1,405,184
Less: Accumulated depreciation and amortization	(755,474)	(729,905)
Total property and equipment, net	$606,612	$675,279

Depreciation expense was $13.0 million and $15.8 million for the three months ended March 31, 2018 and 2017, respectively. See Note 6 — Goodwill and Intangible Assets for information on amortization expense related to leasehold improvements and property and equipment held under capital lease obligations. The total amount of assets held under capital lease obligations, at cost, was $29.2 million at both March 31, 2018 and December 31, 2017. The total amount of assets held under capital lease obligations, net of accumulated amortization was $25.1 million and $25.6 million at March 31, 2018 and December 31, 2017, respectively.

Purchases of property and equipment accrued in accounts payable were $3.5 million and $6.8 million as of March 31, 2018 and December 31, 2017, respectively.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table provides a summary of changes in goodwill (in thousands):

Three Months Ended
March 31, 2018

Balance at beginning of period	$409,229
Acquisitions	17
Divestitures	(9,396)
Reclasses from held for sale	1,593
Balance at end of period	$401,443

Goodwill related to the Company’s hospital operations reporting unit was $368.1 million and $375.9 million as of March 31, 2018 and December 31, 2017, respectively. Goodwill related to the Company’s hospital management advisory and consulting services reporting unit was $33.3 million at both March 31, 2018 and December 31, 2017.

Intangible Assets

The following table provides a summary of the components of intangible assets (in thousands):

	March 31,	December 31,
	2018	2017

Finite-lived intangible assets:
Capitalized software costs:
Cost	$149,918	$159,449
Accumulated amortization	(109,706)	(111,661)
Capitalized software costs, net	40,212	47,788
Physician guarantee contracts:
Cost	7,016	7,489
Accumulated amortization	(3,651)	(4,290)
Physician guarantee contracts, net	3,365	3,199
Other finite-lived intangible assets:
Cost	43,263	43,376
Accumulated amortization	(35,054)	(34,668)
Other finite-lived intangible assets, net	8,209	8,708
Total finite-lived intangible assets
Cost	200,197	210,314
Accumulated amortization	(148,411)	(150,618)
Total finite-lived intangible assets, net	$51,786	$59,696

Indefinite-lived intangible assets:
Tradenames	$4,000	$4,000
Licenses and other indefinite-lived intangible assets	1,140	1,154
Total indefinite-lived intangible assets	$5,140	$5,154

Total intangible assets:
Cost	$205,337	$215,468
Accumulated amortization	(148,411)	(150,618)
Total intangible assets, net	$56,926	$64,850

As of March 31, 2018, the Company had $0.8 million of capitalized software costs that are currently in the development stage. Amortization of these costs will begin once the software projects are complete and ready for their intended use.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Amortization Expense

The following table provides a summary of the components of amortization expense (in thousands):

	Three Months Ended March 31,
	2018	2017

Amortization of finite-lived intangible assets:
Capitalized software costs	$3,324	$4,744
Physician guarantee contracts	529	557
Other finite-lived intangible assets	507	569
Total amortization expense related to finite-lived intangible assets	4,360	5,870
Amortization of leasehold improvements and property and equipment assets held under capital lease obligations	893	456
Total amortization expense	$5,253	$6,326

As of March 31, 2018, the weighted-average remaining amortization period of the Company’s intangible assets subject to amortization, except for capitalized software costs and physician guarantee contracts, was approximately 4.3 years.

NOTE 7 – LONG-TERM DEBT

The following table provides a summary of the components of long-term debt (in thousands):

	March 31,	December 31,
	2018	2017

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$—
Term Loan Facility, maturing 2022	831,023	831,158
ABL Credit Facility, maturing 2021	18,000	—
Senior Notes, maturing 2023	400,000	400,000
Unamortized debt issuance costs and discounts	(43,096)	(42,934)
Capital lease obligations	24,126	24,411
Other debt	1,060	1,255
Total debt	1,231,113	1,213,890
Less: Current maturities of long-term debt	(1,771)	(1,855)
Total long-term debt	$1,229,342	$1,212,035

Senior Credit Facility

In connection with the Spin-off, on April 29, 2016, the Company entered into a credit agreement (the “CS Agreement”), among the Company, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent and collateral agent. On April 11, 2017, the Company executed an agreement with its Senior Credit Facility lenders to amend certain provisions of its Senior Credit Facility (the “CS Amendment”), as described below. On March 14, 2018, the Company executed a second agreement with its Senior Credit Facility lenders to amend certain provisions of its Senior Credit Facility (the “CS Second Amendment”), as described below.

The CS Agreement provides for an $880 million senior secured term loan facility (the “Term Loan Facility”) and a $100 million senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”). The Term Loan Facility was issued at a discount of $17.6 million, or 98% of par value, and has a maturity date of April 29, 2022, subject to customary acceleration events and repayment, extension or refinancing. The Revolving Credit Facility has a maturity date of April 29, 2021, subject to certain customary acceleration events and repayment, extension or refinancing. The CS Amendment reduced the Revolving Credit Facility’s capacity from $100 million to $87.5 million until December 31, 2017, at which time the capacity decreased to $75.0 million through maturity. The CS Second Amendment further reduced the Revolving Credit Facility’s capacity to $62.5 million through maturity, effective with the amendment executed on March 14, 2018.

The CS Agreement contains customary covenants, including a maximum permitted Secured Net Leverage Ratio, as determined based on 12 month trailing Consolidated EBITDA, as defined in the CS Agreement. On April 11, 2017, the Company executed the CS

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Amendment with its Senior Credit Facility lenders to amend the calculation of the Secured Net Leverage Ratio beginning July 1, 2017 through maturity, among other provisions. In addition, the CS Amendment raised the minimum Secured Net Leverage Ratio required for the Company to remain in compliance for certain periods, and also changed the calculation of compliance for specified periods. The CS Second Amendment amended the Secured Net Leverage Ratio for the period July 1, 2017 through maturity. As of March 31, 2018, the Company had a Secured Net Leverage Ratio of 3.96 to 1.00 implying additional borrowing capacity of $167.1 million as of March 31, 2018.

After giving effect to the CS Amendment and the CS Second Amendment, the maximum Secured Net Leverage Ratio permitted under the CS Agreement, as determined based on 12 month trailing Consolidated EBITDA and as defined in the CS Agreement follows:

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

Prior to the CS Amendment, interest under the Term Loan Facility accrued, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%. Following the CS Amendment, interest under the Term Loan Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. The effective interest rate on the Term Loan Facility was 8.84% as of March 31, 2018. Interest under the Revolving Credit Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS Amendment. The CS Second Amendment did not alter these provisions.

Borrowings from the Revolving Credit Facility are used for working capital and general corporate purposes. As of March 31, 2018, the Company had no borrowings outstanding under the Revolving Credit Facility and had $10.2 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation liability insurance as security for the payment of claims. As of March 31, 2018, the Company had borrowing capacity under its Revolving Credit Facility of $52.3 million.

ABL Credit Facility

In connection with the Spin-off, on April 29, 2016, the Company entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among the Company, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). The available borrowings from the ABL Credit Facility, which are based on eligible patient accounts receivable, are used for working capital and general corporate purposes.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of March 31, 2018, the Company had $18.0 million outstanding on the ABL Credit Facility and borrowing capacity of $107.0 million.

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

Senior Notes

On April 22, 2016, the Company issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations of the Company guaranteed on a senior basis by certain of the Company’s subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months. The effective interest rate on the Senior Notes was 12.49% as of March 31, 2018.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a summary of the redemption dates and prices related to the Senior Notes:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

The following table provides a summary of unamortized debt issuance costs and discounts (in thousands):

	March 31,	December 31,
	2018	2017

Debt issuance costs	$34,533	$32,265
Debt discounts	24,536	24,536
Total debt issuance costs and discounts at origination	59,069	56,801
Less: Amortization of debt issuance costs and discounts	(15,973)	(13,867)
Total unamortized debt issuance costs and discounts	$43,096	$42,934

Capital Lease Obligations and Other Debt

The Company’s debt arising from capital lease obligations primarily relates to its corporate office in Brentwood, Tennessee. As of March 31, 2018 and December 31, 2017, this capital lease obligation was $17.8 million and $17.9 million, respectively. The remainder of the Company’s capital lease obligations relate to property and equipment at its hospitals and QHR. Other debt consists of physician loans and miscellaneous notes payable to banks.

Debt Maturities

The following table provides a summary of debt maturities for the next five years and thereafter (in thousands):

March 31, 2018

Remainder of 2018	$1,435
2019	1,446
2020	1,497
2021	3,194
2022	830,796
Thereafter	435,841
Total debt, excluding unamortized debt issuance costs and discounts	$1,274,209

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Interest Expense, Net

The following table provides a summary of the components of interest expense, net (in thousands):

	Three Months Ended March 31,
	2018	2017

Senior Credit Facility:
Revolving Credit Facility	$78	$139
Term Loan Facility	17,400	14,641
ABL Credit Facility	328	256
Senior Notes	11,613	11,626
Amortization of debt issuance costs and discounts	2,106	1,980
All other interest expense (income), net	(594)	(1,112)
Total interest expense, net from long-term debt	$30,931	$27,530

NOTE 8 – OTHER LONG-TERM ASSETS AND OTHER LONG-TERM LIABILITIES

The following table provides a summary of the components of other long-term assets (in thousands):

	March 31,	December 31,
	2018	2017

Receivable for professional and general liability insurance reserves indemnified by CHS	$40,140	$44,377
Receivable for workers' compensation liability insurance reserves indemnified by CHS	13,766	14,545
Assets of Nonqualified Deferred Compensation Plan	22,053	23,052
Restricted cash	8,000	—
Other miscellaneous long-term assets	12,804	13,633
Total other long-term liabilities	$96,763	$95,607

The following table provides a summary of the components of other long-term liabilities (in thousands):

	March 31,	December 31,
	2018	2017

Professional and general liability insurance reserves	$76,935	$76,993
Workers' compensation liability insurance reserves	18,817	18,558
Benefit plan liabilities	35,499	36,103
Deferred rent	3,348	4,268
Other miscellaneous long-term liabilities	1,851	2,032
Total other long-term liabilities	$136,450	$137,954

See Note 17 — Commitments and Contingencies for additional information about the Company’s insurance reserves.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s cash and cash equivalents, patient accounts receivable, amounts due from and due to third-party payors, restricted cash and accounts payable approximate their fair values due to the short-term maturity of these financial instruments.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the carrying amounts and estimated fair values of the Company’s long-term debt (in thousands):

	March 31, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Revolving Credit Facility	$—	$—	$—	$—
Term Loan Facility	831,023	841,255	831,158	838,954
ABL Credit Facility	18,000	18,000	—	—
Senior Notes	400,000	424,572	400,000	393,396
Other debt	25,186	25,186	25,666	25,666
Total debt, excluding unamortized debt issuance costs and discounts	$1,274,209	$1,309,013	$1,256,824	$1,258,016

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

NOTE 10 – EQUITY

Preferred Stock

In connection with the Spin-off, the Company authorized 100,000,000 shares of preferred stock, par value of $0.0001 per share. No shares have been issued as of March 31, 2018. The Board has the discretion, subject to limitations prescribed by Delaware law and by its amended and restated certificate of incorporation, to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock, when and if issued.

Common Stock

In connection with the Spin-off, the Company authorized 300,000,000 shares of common stock, par value of $0.0001 per share, and issued 28,412,054 shares of common stock on April 29, 2016 to CHS stockholders of record on the Record Date, or April 22, 2016. The common stock began trading on the NYSE on May 2, 2016 under the ticker symbol “QHC.” As of March 31, 2018 and December 31, 2017, the Company had 31,162,491 shares and 30,294,895 shares, respectively, of common stock issued and outstanding.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Accumulated Deficit

Accumulated deficit of the Company represents the Company’s cumulative net losses since the Spin-off date.

NOTE 11 – INCOME TAXES

The Company and its subsidiaries are subject to U.S. federal income tax and income tax of multiple state and local jurisdictions. The Company provides for income taxes based on the enacted tax laws and rates in jurisdictions in which it conducts its operations.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, significantly decreasing the U.S. federal income tax rate from 35% to 21% for corporations effective January 1, 2018. As a result, The Company remeasured its deferred tax assets, liabilities and related valuation allowances as of the date of enactment. This remeasurement yielded a one-time benefit of approximately $24.0 million due to the lower income tax rate in the fourth quarter of 2017. Given the substantial changes associated with the Tax Act, the estimated financial impacts for 2017 are provisional and subject to further interpretation and clarification of the Tax Act during 2018.

The Tax Act also provides for acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as an increased limitation on the deductibility of executive compensation, a limitation on the deductibility of interest expense and new rules surrounding meals and entertainment expense and fines and penalties. The Company will continue to analyze additional information and guidance related to the Tax Act as supplemental legislation, regulatory federal or state guidance, or evolving technical interpretations become available. The Company will continue to refine the provisional amounts within the measurement period provided by Staff Accounting Bulletin No. 118. The Company expects to complete its analysis by the end of 2018.

The Company’s effective tax rates were (0.4)% and (2.6)% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the Company’s effective tax rate for the three months ended March 31, 2018, when compared to the three months ended March 31, 2017, was primarily due to the reduction of the corporate federal income tax rate from 35% to 21% and the change in expected realization of deferred tax assets under the new laws established by the Tax Act.

The Company’s deferred income tax liabilities, net were $8.3 million as of March 31, 2018, compared to $7.8 million as of December 31, 2017, a $0.5 million increase. This increase was primarily due to tax deductible amortization on indefinite lived intangible assets and goodwill, reclassification of refundable AMT credit, and the disposal of certain indefinite lived assets during the quarter which had higher book basis than tax basis.

In the ordinary course of business there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records income tax benefits for all tax years subject to examination based on management’s evaluation of the facts, circumstances, and information available at the reporting date. The Company is not aware of any unrecognized tax benefits; therefore, it has not recorded any such amounts for the three months ended March 31, 2018 and 2017.

NOTE 12 – EARNINGS PER SHARE

The following table provides a summary of the computation of basic and diluted earnings (loss) per share (in thousands, except earnings per share and shares):

	Three Months Ended March 31,
	2018	2017

Numerator:
Net income (loss)	$(98,487)	$(27,205)
Less: Net income (loss) attributable to noncontrolling interests	481	356
Net income (loss) attributable to Quorum Health Corporation	$(98,968)	$(27,561)
Denominator:
Weighted-average shares outstanding - basic and diluted	28,454,336	27,800,597

Earnings (loss) per share attributable to Quorum Health Corporation stockholders - basic and diluted	$(3.48)	$(0.99)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Due to the net loss attributable to Quorum Health Corporation in the three months ended March 31, 2018 and 2017, no incremental shares are included in diluted earnings (loss) per share for these periods because the effect of the incremental shares would be anti-dilutive.

NOTE 13 – SEGMENTS

The Company operates two distinct operating segments, its hospital operations business and its hospital management advisory and healthcare consulting services business. The hospital operations segment includes the operations of the Company’s owned and leased hospitals and their affiliated outpatient facilities. The hospital management advisory and healthcare consulting services segment includes the operations of QHR. Both segments meet the criteria as separate reportable segments. The financial information for the Company’s corporate functions has been reported in the table below as part of the all other reportable segment.

The following tables provide a summary of financial information related to the Company’s reportable segments (in thousands):

	Three Months Ended March 31,
	2018	2017

Net operating revenues:
Hospital operations	$467,166	$506,418
QHR operations	19,588	20,576
All other	66	646
Total net operating revenues	$486,820	$527,640

Adjusted EBITDA:
Hospital operations	$26,283	$37,466
QHR operations	4,352	4,141
All other	(12,215)	(15,465)
Total Adjusted EBITDA	$18,420	$26,142

	March 31,	December 31,
	2018	2017

Assets:
Hospital operations	$1,614,948	$1,687,576
QHR operations	61,762	61,752
All other	74,545	79,513
Total assets	$1,751,255	$1,828,841

The following table provides a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2018	2017

Adjusted EBITDA	$18,420	$26,142
Interest expense, net	(30,931)	(27,530)
(Provision for) benefit from income taxes	(366)	(701)
Depreciation and amortization	(18,261)	(22,120)
Legal, professional and settlement costs	(3,413)	(535)
Impairment of long-lived assets and goodwill	(39,760)	(3,300)
Loss (gain) on sale of hospitals, net	(7,815)	870
Loss on closure of hospitals, net	(13,746)	—
Transition of transition service agreements	(717)	—
Transaction costs related to the Spin-off	—	(31)
Post-spin headcount reductions and executive severance	(1,898)	—
Net income (loss)	$(98,487)	$(27,205)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 14 – STOCK-BASED COMPENSATION

On April 1, 2016, the Company adopted the Quorum Health Corporation 2016 Stock Award Plan (“2016 Stock Award Plan”). The Company filed a Registration Statement on Form S-8 on April 29, 2016 to register 4,700,000 shares of QHC common stock that may be issued under the plan.

As defined in the Separation and Distribution Agreement pursuant to the Spin-off, QHC and CHS employees who held CHS restricted stock awards on the Record Date received QHC restricted stock awards for the number of whole shares, rounded down, of QHC common stock that they would have received as a shareholder of CHS as if the underlying CHS stock were unrestricted on the Record Date, except, that with respect to a portion of CHS restricted stock awards granted to any QHC employees on March 1, 2016, as discussed above, that were cancelled and forfeited on the Spin-off date. The QHC restricted stock awards received by QHC and CHS employees in connection with the Spin-off vest on the same terms as the CHS restricted stock awards to which they relate, through the continued service by such employees with their respective employer. CHS restricted stock awards were adjusted by increasing the number of shares of CHS stock subject to restricted stock awards by an amount of whole shares, rounded down, necessary to preserve the intrinsic value of such awards at the Spin-off date. QHC did not issue any stock options as part of the distribution of shares to holders of CHS stock options.

The following table provides a summary of the activity related to unvested QHC restricted stock awards held by QHC and CHS employees during the three months ended March 31, 2018 that were distributed in the Spin-off (in shares):

QHC Awards Distributed in Spin-off

Unvested restricted stock awards at December 31, 2017	266,880
Vested	(135,636)
Forfeited	(47,003)
Unvested restricted stock awards at March 31, 2018	84,241

The following table provides a summary of the activity related to unvested restricted stock awards during the three months ended March 31, 2018 that were granted to QHC employees subsequent to the Spin-off:

	QHC Awards Granted
	Subsequent to Spin-off
		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	Per Share

Unvested restricted stock awards at December 31, 2017	1,779,488	$9.58
Granted	979,817	6.26
Vested	(355,723)	8.77
Forfeited	(65,730)	(8.73)
Unvested restricted stock awards at March 31, 2018	2,337,852	8.83

During the three months ended March 31, 2018, the Company granted 225,000 performance-based restricted stock awards to certain of its executive officers. If the performance-based objectives are attained in accordance with the targets set forth in the performance-based restricted stock award agreement, the restrictions on the restricted stock awards will lapse on the second anniversary of the grant date. In addition, the Company granted 635,000 time-based restricted stock awards which will lapse in equal installments on each of the first three anniversaries of the grant date. In addition, the Company granted 123,780 time-based restricted stock awards to its non-employee directors which will lapse on the first anniversary of the grant date.

Following the Spin-off, the Company began recording stock-based compensation expense related to the vesting of QHC restricted stock awards issued to QHC employees on the Spin-off date, CHS restricted stock awards held by QHC employees on the Spin-off date, and restricted stock awards granted by QHC on May 3, 2016. Stock-based compensation expense is included in salaries and benefits in the consolidated statements of income.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2018	2017

Stock-based compensation resulting from the Spin-off	$370	$916
Stock-based compensation related to grants following the Spin-off	2,094	1,881
Total stock-based compensation expense	$2,464	$2,797

As of March 31, 2018, the Company had unrecognized stock-based compensation expense of $13.5 million related to restricted stock awards.

NOTE 15 – EMPLOYEE BENEFIT PLANS

The Company maintains various benefit plans, including defined contribution plans, a defined benefit plan and deferred compensation plans, of which certain of the Company’s subsidiaries are the plan sponsors. The rights and obligations of these plans were transferred from CHS in connection with the Spin-off, pursuant to the Separation and Distribution Agreement.

Defined Contribution Plans

The Quorum Health Retirement Savings Plan (the “Retirement Savings Plan”) is a defined contribution plan, which was established on January 1, 2016 by CHS in anticipation of the Spin-off. The assets and liabilities under this plan were transferred to QHC in connection with the Spin-off. The Retirement Savings Plan covers the majority of the employees at the Company’s subsidiaries. The Company has other minor defined contribution plans at certain of its hospitals that cover employees under the terms of these individual plans. Total expense to the Company under all defined contribution plans was less than $0.1 million and $2.9 million for the three months ended March 31, 2018 and 2017, respectively. The benefit costs associated with the Retirement Savings Plan are included in salaries and benefits expense in the consolidated statements of income.

Deferred Compensation Plans

On August 18, 2016, the Compensation Committee of the Board adopted the Executive Nonqualified Excess Plan Adoption Agreement (the “Adoption Agreement”) and the Executive Nonqualified Excess Plan Document (the “Plan Document”), that together, the Adoption Agreement names as the QHCCS, LLC Nonqualified Deferred Compensation Plan (the “NQDCP”). The NQDCP is an unfunded, nonqualified deferred compensation plan that provides deferred compensation benefits for a select group of management, highly compensated employees and independent contractors of the Company’s wholly-owned subsidiary, QHCCS, LLC, a Delaware limited liability company (“QHCCS”), including the Company’s named executive officers. The NQDCP permits participants to defer a portion of their annual base salary, service bonus and performance-based compensation, as well as up to 100% of their incentive compensation in any calendar year. In addition to participant deferrals, QHCCS and/or its affiliates may make discretionary credits to participants’ accounts for any year. As of March 31, 2018, the assets and liabilities under this plan were $22.1 million and $23.3 million, respectively. As of December 31, 2017, the assets and liabilities under this plan were $23.1 million and $24.3 million, respectively. The assets and liabilities under this plan are included in other long-term assets and other long-term liabilities, respectively, in the consolidated balance sheet.

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

On May 24, 2016, the Board, upon recommendation of the Compensation Committee, approved the Company’s Amended and Restated Supplemental Executive Retirement Plan (the “Amended and Restated SERP Plan”), in order to accrue additional benefits with respect to QHC Employees who otherwise qualify as “Participants” under the Amended and Restated SERP Plan. The Amended and Restated SERP Plan is a noncontributory non-qualified deferred compensation plan under Section 409A of the Internal Revenue Code. The benefit costs under both SERP plans were $0.5 million for the three months ended March 31, 2018 and 2017, and are included in salaries and benefits in the consolidated statements of income. The long-term portion of the benefit liability for the

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Amended and Restated SERP Plan was $9.0 million and $8.7 million as of March 31, 2018 and December 31, 2017, respectively. There was no current portion of the benefit liability as of March 31, 2018 or December 31, 2017. The current portion of the benefit liability is included in accrued salaries and benefits and the long-term portion is included in other long-term liabilities in the consolidated balance sheets.

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

Defined Benefit Pension Plan

QHC provides benefits to employees at one of its hospitals through a defined benefit plan (the “Pension Plan”). The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are in accordance with the minimum funding requirements of ERISA. Benefit costs related to the Pension Plan was $0.1 million for both the three months ended March 31, 2018 and 2017. The Company recognizes the unfunded liability of the Pension Plan in other long-term liabilities in its consolidated balance sheets. Unrecognized gains (losses) and prior service credits (costs) are recognized as other comprehensive income (loss). The accrued benefit liability for the Pension Plan was $0.9 million and $0.8 million at March 31, 2018 and December 31, 2017, respectively.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The total expenses recorded by the Company under the transition services agreements with CHS were $15.1 million and $16.3 million for the three months ended March 31, 2018 and 2017, respectively. The Company is disputing in arbitration, among other issues and actions, certain charges and lack of performance of various obligations under the transition services agreements with CHS.

See Note 17 — Commitments and Contingencies for additional information on the arbitration.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is a party to various legal, regulatory and governmental proceedings incidental to its business. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental proceedings, including the matters described herein, will have a material adverse effect on the operating results, financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Company’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s consolidated results of operations or cash flows for any particular reporting period.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

•

Blue Island, Illinois – Patient Status. On October 9, 2015, the Company’s hospital in Blue Island, Illinois received a CID from the Office of the United States Attorney in Chicago, Illinois concerning allegations of upcoding observation and other outpatient services and improperly falsifying inpatient admission orders. On April 2, 2018, QHC’s counsel was informed by the U.S. Attorney’s Office for the Northern District of Illinois that the United States was declining to intervene in a False Claims Act complaint filed against Metro South Medical Center. On April 9, 2018, the federal district court dismissed the qui tam lawsuit against the hospital.

Commercial Litigation and Other Lawsuits

•

Arbitration with Community Health Systems, Inc. On August 4, 2017, the Company received a demand for arbitration from CHS seeking payment of certain amounts the Company has withheld pursuant to the Shared Services Transition Services Agreement (the “SSC TSA”) and the Computer and Data Processing Transition Services Agreement (the “IT TSA”). The Company contends that the amounts are not payable to CHS and were not properly billed by CHS under the agreements. The matter is pending before the American Arbitration Association. CHS seeks payment of approximately $10.6 million relating to these two transition service agreements. The Company intends to vigorously contest the charges as not payable to CHS under the transition service agreements and has made counterclaims that include, among other things, termination of the SSC TSA, a ruling that the IT TSA is terminable at our option (as described below), and substantial damages the Company believes it has suffered as a result of the transition service agreements and other actions taken by CHS in connection with the Spin-off. The arbitration has been scheduled for June 18-29, 2018. A decision is expected by early August 2018. Additionally, on March 19, 2018, the Company received notice from CHS that CHS was seeking to terminate, effective September 30, 2018, the SSC TSA and the IT TSA, as a result of alleged breaches by the Company of the agreements. The notice from CHS also provides an indication of CHS’s preference to terminate the Receivables Collection Agreement, the Eligibility Screening Services Agreement, and the Billing and Collection Agreement. On May 7, 2018, the Company requested that the arbitration panel review CHS’s actions in regard to the attempted terminations and determine that the September 30, 2018 termination date regarding the IT TSA was without effect. The effectiveness of the September 30, 2018 deadline for terminating the IT TSA will be litigated during the course of the arbitration. The Company is vigorously defending itself in this matter. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss in connection with this matter. The Company is unable to reasonably estimate the amount or range of such reasonably possible loss because the parties are in discovery. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

•

Zwick Partners LP and Aparna Rao, Individually and On Behalf of All Others Similarly Situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller and Michael J. Culotta. On September 9, 2016, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its officers. The Amended Complaint, filed on September 13, 2017, purports to be brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of the Company between May 2, 2016 and August 10, 2016 and alleges that the Company and certain of its officers violated federal securities laws, including Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of the Company’s business, operations and compliance policies. On April 17, 2017, Plaintiff filed a Second Amended Complaint adding additional defendants, Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash. On June 23, 2017, the Company filed a motion to dismiss, which Plaintiffs opposed on August 22, 2017. On April 20, 2018, the Court denied the Company’s motion to dismiss. The Company is vigorously defending itself in this matter. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss in connection with this matter. The Company is unable to reasonably estimate the amount or range of such reasonably possible loss because the motion to dismiss is still pending and discovery is stayed pending resolution of the motion to dismiss. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Prior to the Spin-off, CHS provided professional and general liability insurance and workers’ compensation liability insurance to QHC and indemnified QHC from losses under these insurance arrangements related to the hospital operations business assumed by QHC in the Spin-off. The liabilities for claims prior to the Spin-off and related to QHC’s hospital operations business were determined based on an actuarial study of QHC’s operations and historical claims experience at its hospitals, including during the period of ownership by CHS. Corresponding receivables from CHS are established to reflect the indemnification by CHS for each of these liabilities for claims that related to events and circumstances that occurred prior to the Spin-off date.

After the Spin-off, QHC entered into its own professional and general liability insurance and workers’ compensation liability insurance arrangements to mitigate the risk for claims related to events occurring after the Spin-off date that exceed its self-insured retention levels. The Company maintains a self-insured retention level for professional and general liability claims of $5 million per claim and maintains a $0.5 million per claim, high deductible program for workers’ compensation. Due to the differing nature of its business operations, the Company maintains separate insurance arrangements related to its subsidiary, QHR. The self-insured retention level for QHR is $6 million for professional and general liability insurance.

The following table provides a summary of the Company’s insurance reserves related to professional and general liability and workers’ compensation liability, distinguished between those indemnified by CHS and those related to the Company’s own risks (in thousands):

	March 31, 2018
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$19,887	$40,140	$19,887	$40,140
All other self-insurance reserves	—	—	3,499	36,795
Total insurance reserves for professional and general liability	19,887	40,140	23,386	76,935
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	2,467	13,766	2,467	13,766
All other self-insurance reserves	—	—	2,835	5,051
Total insurance reserves for workers' compensation liability	2,467	13,766	5,302	18,817
Total self-insurance reserves	$22,354	$53,906	$28,688	$95,752

	December 31, 2017
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$21,465	$44,377	$21,465	$44,377
All other self-insurance reserves	—	—	2,883	32,616
Total insurance reserves for professional and general liability	21,465	44,377	24,348	76,993
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	3,032	14,545	3,032	14,545
All other self-insurance reserves	—	—	3,120	4,013
Total insurance reserves for workers' compensation liability	3,032	14,545	6,152	18,558
Total self-insurance reserves	$24,497	$58,922	$30,500	$95,551

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The receivables from CHS are included in other current assets and other long-term assets in the consolidated balance sheets. The liability for the current portion of professional and general liability claims are included in other current liabilities, while the current portion of the liability for workers’ compensation claims are included in accrued salaries and benefits. The long-term portions of both claims liabilities are included in other long-term liabilities.

Physician Recruiting Commitments

As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to a physician in excess of the amount earned in his or her practice, up to the amount of the income guarantee. The income guarantee period over which the Company agrees to subsidize a physician’s income is typically one year and the commitment period over which the physician agrees to practice in the designated community is typically three years. Under the terms of the agreements, such payments are recoverable by the Company from physicians who do not fulfill their commitment periods. The Company’s liabilities related to these income guarantee agreements were $0.2 million at both March 31, 2018 and December 31, 2017, and are included in other current liabilities in the consolidated balance sheets. As of March 31, 2018, the maximum potential amount of future payments under these guarantees in excess of the liabilities recorded was $0.4 million.

Construction and Capital Commitments

The Company is building a new patient tower and expanding surgical capacity at McKenzie – Willamette Medical Center, its hospital in Springfield, Oregon. During the three months ended March 31, 2018 and March 31, 2017, the Company incurred costs of $6.1 million and $11.7 million, respectively, related to this project. As of March 31, 2018, the Company has incurred a total of $89.1 million of costs for this project, of which $79.0 million has been placed into service as of March 31, 2018. The total estimated cost of this project, including equipment costs, is estimated to be approximately $105.0 million. The project is expected to be completed in late 2018.

NOTE 18 - SUBSEQUENT EVENTS

In April 2018, the Company utilized proceeds from the divestitures of Vista West and Clearview to pay down $30.3 million of principal on its Term Loan Facility.

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

The accounting policies used in the preparation of this financial information are consistent with the accompanying condensed consolidated financial statements of the Company, except as follows:

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

The Company’s intercompany activity consists primarily of daily cash transfers, the allocation of certain expenses and expenditures paid by the parent issuer on behalf of its subsidiaries, and the push down of investment in its subsidiaries. The parent

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

issuer’s investment in its subsidiaries reflects the activity since the Spin-off. Likewise, the parent issuer’s equity in earnings of unconsolidated affiliates represents the Company’s earnings since the Spin-off.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Income (Loss)

Three Months Ended March 31, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net operating revenues	$—	$372,537	$114,283	$—	$486,820

Operating costs and expenses:
Salaries and benefits	—	169,733	77,267	—	247,000
Supplies	—	42,600	16,286	—	58,886
Other operating expenses	1,870	122,166	28,702	—	152,738
Depreciation and amortization	—	14,705	3,556	—	18,261
Rent	—	7,317	5,215	—	12,532
Electronic health records incentives earned	—	(49)	(92)	—	(141)
Legal, professional and settlement costs	—	3,413	—	—	3,413
Impairment of long-lived assets and goodwill	—	37,960	1,800	—	39,760
Loss (gain) on sale of hospitals, net	—	7,815	—	—	7,815
Loss on closure of hospitals, net	—	13,746	—	—	13,746
Total operating costs and expenses	1,870	419,406	132,734	—	554,010
Income (loss) from operations	(1,870)	(46,869)	(18,451)	—	(67,190)
Interest expense, net	31,474	(522)	(21)	—	30,931
Equity in earnings of affiliates	64,851	43,853	—	(108,704)	—
Income (loss) before income taxes	(98,195)	(90,200)	(18,430)	108,704	(98,121)
Provision for (benefit from) income taxes	773	(336)	(71)	—	366
Net income (loss)	(98,968)	(89,864)	(18,359)	108,704	(98,487)
Less: Net income (loss) attributable to noncontrolling interests	—	—	481	—	481
Net income (loss) attributable to Quorum Health Corporation	$(98,968)	$(89,864)	$(18,840)	$108,704	$(98,968)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Income (Loss)

Three Months Ended March 31, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating revenues	$—	$449,000	$138,945	$—	$587,945
Provision for bad debts	—	49,559	10,746	—	60,305
Net operating revenues	—	399,441	128,199	—	527,640
Operating costs and expenses:
Salaries and benefits	—	181,022	83,580	—	264,602
Supplies	—	45,873	17,949	—	63,822
Other operating expenses	—	129,310	34,114	—	163,424
Depreciation and amortization	—	18,528	3,592	—	22,120
Rent	—	7,098	5,004	—	12,102
Electronic health records incentives earned	—	(1,457)	(995)	—	(2,452)
Legal, professional and settlement costs	—	535	—	—	535
Impairment of long-lived assets and goodwill	—	3,300	—	—	3,300
Loss (gain) on sale of hospitals, net	—	—	(870)	—	(870)
Transaction costs related to the Spin-off	—	23	8	—	31
Total operating costs and expenses	—	384,232	142,382	—	526,614
Income (loss) from operations	—	15,209	(14,183)	—	1,026
Interest expense, net	28,584	(1,056)	2	—	27,530
Equity in earnings of affiliates	(1,747)	2,578	—	(831)	—
Income (loss) before income taxes	(26,837)	13,687	(14,185)	831	(26,504)
Provision for (benefit from) income taxes	724	362	(385)	—	701
Net income (loss)	(27,561)	13,325	(13,800)	831	(27,205)
Less: Net income (loss) attributable to noncontrolling interests	—	—	356	—	356
Net income (loss) attributable to Quorum Health Corporation	$(27,561)	$13,325	$(14,156)	$831	$(27,561)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(98,968)	$(89,864)	$(18,359)	$108,704	$(98,487)
Amortization and recognition of unrecognized pension cost components, net of income taxes	114	114	—	(114)	114
Comprehensive income (loss)	(98,854)	(89,750)	(18,359)	108,590	(98,373)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	481	—	481
Comprehensive income (loss) attributable to Quorum Health Corporation	$(98,854)	$(89,750)	$(18,840)	$108,590	$(98,854)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(27,561)	$13,325	$(13,800)	$831	$(27,205)
Amortization and recognition of unrecognized pension cost components, net of income taxes	122	122	—	(122)	122
Comprehensive income (loss)	(27,439)	13,447	(13,800)	709	(27,083)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	356	—	356
Comprehensive income (loss) attributable to Quorum Health Corporation	$(27,439)	$13,447	$(14,156)	$709	$(27,439)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Balance Sheet

March 31, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$26,286	$5,828	$377	$—	$32,491
Patient accounts receivable, net of allowance for doubtful accounts	—	265,768	81,356	—	347,124
Inventories	—	39,376	10,049	—	49,425
Prepaid expenses	8	16,368	4,011	—	20,387
Due from third-party payors	—	86,593	6,238	—	92,831
Other current assets	—	2,622	44,631	—	47,253
Total current assets	26,294	416,555	146,662	—	589,511
Intercompany receivable	3	471,493	200,988	(672,484)	—
Property and equipment, net	—	472,753	133,859	—	606,612
Goodwill	—	235,815	165,628	—	401,443
Intangible assets, net	—	51,142	5,784	—	56,926
Other long-term assets	—	69,637	27,126	—	96,763
Net investment in subsidiaries	1,424,504	—	—	(1,424,504)	—
Total assets	$1,450,801	$1,717,395	$680,047	$(2,096,988)	$1,751,255
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$1,396	$375	$—	$1,771
Accounts payable	162	139,095	23,245	—	162,502
Accrued liabilities:
Accrued salaries and benefits	—	60,298	23,567	—	83,865
Accrued interest	22,051	—	—	—	22,051
Due to third-party payors	—	40,674	3,877	—	44,551
Other current liabilities	319	31,640	12,065	—	44,024
Total current liabilities	22,532	273,103	63,129	—	358,764
Long-term debt	1,205,926	23,416	—	—	1,229,342
Intercompany payable	211,790	199,059	261,636	(672,485)	—
Deferred income tax liabilities, net	8,310	—	—	—	8,310
Other long-term liabilities	—	238,740	29,841	(132,131)	136,450
Total liabilities	1,448,558	734,318	354,606	(804,616)	1,732,866
Redeemable noncontrolling interests	—	—	2,316	—	2,316
Equity:
Quorum Health Corporation stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	3	—	—	—	3
Additional paid-in capital	551,266	1,242,995	515,273	(1,758,268)	551,266
Accumulated other comprehensive income (loss)	(1,842)	(1,842)	—	1,842	(1,842)
Accumulated deficit	(547,184)	(258,076)	(205,978)	464,054	(547,184)
Total Quorum Health Corporation stockholders' equity	2,243	983,077	309,295	(1,292,372)	2,243
Nonredeemable noncontrolling interests	—	—	13,830	—	13,830
Total equity	2,243	983,077	323,125	(1,292,372)	16,073
Total liabilities and equity	$1,450,801	$1,717,395	$680,047	$(2,096,988)	$1,751,255

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(20,032)	$50,737	$(33,298)	$—	$(2,593)

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(10,630)	(3,898)	—	(14,528)
Capital expenditures for software	—	(513)	—	—	(513)
Acquisitions, net of cash acquired	—	—	(32)	—	(32)
Proceeds from the sale of hospitals	—	38,663	—	—	38,663
Other investing activities	—	161	36	—	197
Changes in intercompany balances with affiliates, net	—	(67,747)	—	67,747	—
Net cash provided by (used in) investing activities	—	(40,066)	(3,894)	67,747	23,787

Cash flows from financing activities:
Borrowings under of revolving credit facilities	132,000	—	—	—	132,000
Repayments under revolving credit facilities	(114,000)	—	—	—	(114,000)
Borrowings of long-term debt	—	12	—	—	12
Repayments of long-term debt	(136)	(443)	(48)	—	(627)
Payments of debt issuance costs	(2,268)	—	—	—	(2,268)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(634)	—	—	(634)
Purchases of shares from noncontrolling investors	—	—	(803)	—	(803)
Changes in intercompany balances with affiliates, net	29,671	—	38,076	(67,747)	—
Net cash provided by (used in) financing activities	45,267	(1,065)	37,225	(67,747)	13,680

Net change in cash, cash equivalents and restricted cash	25,235	9,606	33	—	34,874
Cash, cash equivalents and restricted cash at beginning of period	1,051	4,222	344	—	5,617
Cash, cash equivalents and restricted cash at end of period	$26,286	$13,828	$377	$—	$40,491

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(15,121)	$36,105	$(2,458)	$—	$18,526

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(9,537)	(13,680)	—	(23,217)
Capital expenditures for software	—	(1,269)	(237)	—	(1,506)
Proceeds from sale of hospitals	—	—	4,282	—	4,282
Changes in intercompany balances with affiliates, net	—	(15,901)	—	15,901	—
Net cash provided by (used in) investing activities	—	(26,707)	(9,635)	15,901	(20,441)

Cash flows from financing activities:
Borrowings under revolving credit facilities	172,000	—	—	—	172,000
Repayments under revolving credit facilities	(94,000)	—	—	—	(94,000)
Borrowings of long-term debt	—	—	—	—	—
Repayments of long-term debt	(6,550)	(469)	(90)	—	(7,109)
Payments of debt issuance costs	(47)	—	—	—	(47)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(1,028)	—	—	(1,028)
Cash distributions to noncontrolling investors	—	—	(3,814)	—	(3,814)
Changes in intercompany balances with affiliates, net	47	—	15,854	(15,901)	—
Net cash provided by (used in) financing activities	71,450	(1,497)	11,950	(15,901)	66,002

Net change in cash and cash equivalents	56,329	7,901	(143)	—	64,087
Cash and cash equivalents at beginning of period	21,609	3,498	348	—	25,455
Cash and cash equivalents at end of period	$77,938	$11,399	$205	$—	$89,542

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition, results of operations and cash flows, together with the unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q, as well as the audited consolidated and combined financials statements and accompanying notes, and additionally the sections entitled “Business” and “Risk Factors,” included in our Annual Report on Form 10-K (the “2017 Annual Report on Form 10-K”). The financial information discussed below and included in our 2017 Annual Report on Form 10-K may not necessarily reflect what our results of operations, financial position and cash flows would have been had we been a stand-alone company for the entirety of the periods presented herein or what our results of operations, financial position and cash flows may be in the future. Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “QHC” and the “Company” refer to the consolidated business operations of the hospitals and Quorum Health Resources, LLC (“QHR”) that CHS spun off to Quorum Health Corporation on April 29, 2016 (the “Spin-off”). Additionally, all references to “CHS” and “Parent” refer to Community Health Systems, Inc. and its consolidated subsidiaries. References to our financial statements and financial outlook are on a consolidated basis unless otherwise noted.

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
•

the costs associated with terminating the transition services agreements (“TSAs”) with CHS, including the related arbitration proceeding, as well as the additional costs and risks associated with any operational problems, delays in collections from payors, and errors and control issues during the termination and transition process;

•	the impact of certain outsourcing functions, and the ability of CHS, as provider of the Company’s billing and collection services pursuant to the TSAs, to timely and appropriately bill and collect;
•	our ability to manage effectively our arrangements with third-party vendors for key non-clinical business functions and services;

•	the ability to achieve operating and financial targets and to control the costs of providing services if patient volumes are lower than expected;
•	the effects related to outbreaks of infectious diseases;
•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers;
•

increases in wages as a result of inflation or competition for highly technical positions and rising medical supply and drug costs due to market pressure from pharmaceutical companies and new product releases;

•	the impact of seasonal or severe weather conditions or earthquakes;
•

our ongoing ability to demonstrate meaningful use of certified EHR technology, including meeting interoperability objectives, and avoid related penalties and recognize income for the related Medicare or Medicaid incentive payments, to the extent such payments have not expired;

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
•

the impact of cyber-attacks or security breaches, including, but not limited to, the compromise of our facilities and confidential patient data, potential harm to patients, remediation and other expenses, potential liability under HIPAA and consumer protection laws, federal and state governmental inquiries, and damage to our reputation;

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

•	the timing and amount of cash flows related to the California Hospital Quality Assurance Fee (“HQAF”) program, as well as the potential for retroactive adjustments for prior year payments;
•	the effects related to the continued implementation of the sequestration spending reductions and the potential for future deficit reduction legislation;
•	changes in U.S. generally accepted accounting principles, including the impacts of adopting newly issued accounting standards;
•	the availability and terms of capital to fund acquisitions, replacement facilities or other capital expenditures;
•	our ability to obtain adequate levels of professional and general liability and workers’ compensation liability insurance; and
•	the risk factors included in our other filings with the SEC and included in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any.

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

Overview

As of March 31, 2018, we owned or leased a diversified portfolio of 28 hospitals in rural and mid-sized markets, which are located in 14 states and have a total of 2,675 licensed beds. Our hospitals provide a broad range of hospital and outpatient healthcare services, including general and acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services. For our hospital operations business, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. We also operate QHR, a leading hospital management advisory and healthcare consulting services business. For our hospital management advisory and healthcare consulting services business, we are paid by the non-affiliated hospitals utilizing our services. Over 95% of our net operating revenues are attributable to our hospital operations business.

Business Strategy Summary

Our business strategy is focused on the following key objectives:

•	improve our financial results by pursuing the sale or closure of underperforming hospitals;
•	refine our portfolio to include high-quality, profitable hospitals and outpatient service facilities;
•	strategically expand the breadth and capacity of the specialty care service lines and outpatient services we offer;
•	enhance patient safety, quality of care and satisfaction at our healthcare facilities;
•	improve the operating and financial performance of our hospital and clinical operations business; and
•	grow our revenues through selective acquisitions.

We perform an ongoing strategic review of our hospitals based upon an analysis of financial performance, current competitive conditions, market demographic and economic trends and capital allocation requirements. As part of this strategy, we intend to divest or close underperforming hospitals and outpatient service facilities which, in turn, will allow us to reduce our corporate indebtedness and refine our hospital portfolio to become a sustainable group of hospitals and outpatient service facilities with higher operating margins. We are pursuing divestiture or closure opportunities that align with this strategy. Since the Spin-off, we have divested or closed 10 of the 38 hospitals we originally acquired from CHS. Our strategic review process is ongoing and we have targeted additional hospitals for divestiture with the intent of utilizing substantially all net proceeds to pay down our secured debt. We intend to divest or close these hospitals by the end of 2019. For a discussion of our recent divestiture and closure activities, see below section entitled “Recent Divestiture Activity.”

Financial Overview

Our net operating revenues for the three months ended March 31, 2018 decreased $40.8 million to $486.8 million, compared to $527.6 million for the three months ended March 31, 2017, an 8.0% decrease. The $40.8 million decrease was primarily attributable to a $60.6 million decrease in net operating revenues resulting from the ten hospitals divested or closed since the Spin-off, partially offset by a $7.9 million increase related to the California Hospital Quality Assurance Fee (“HQAF”) program revenues recognized in the three months ended March 31, 2018 with no corresponding amount recorded in the three months ended March 31, 2017 due to our inability to recognize any 2017 revenues until the fourth quarter of 2017 when the program was approved by CMS. In addition, we had a $2.3 million increase in revenues from the Medicare low volume hospital payment adjustments that related to the fourth quarter of 2017 as the program was not approved until the first quarter of 2018. Income (loss) from operations for the three months ended March 31, 2018 was $(27.4) million, compared to $1.0 million for the three months ended March 31, 2017. Income from operations decreased $7.8 million related to the combined losses on sales of Vista West and Clearview, $13.7 million related to the closure of Affinity, $39.8 million related to impairment of long-lived assets for hospitals intended for divestiture and $8.4 million related to operating costs of our divested facilities. Our operating results for the three months ended March 31, 2018 reflect a 13.1% decrease in total admissions and a 13.4% decrease in total adjusted admissions compared to the same period in 2017. Same-facility admissions increased 0.4% and adjusted admissions increased 1.1% for the three months ended March 31, 2018 compared to the same period in 2017.

Recent Divestiture Activity

On March 31, 2018, we sold 77-bed Clearview Regional Medical Center and its affiliated facilities (“Clearview”), located in Monroe, Georgia, for proceeds of $37.4 million, of which $8.0 million was placed in an escrow account subject to resolution of certain outstanding litigation initiated before the Spin-off of which CHS agreed to indemnify us for the resulting liability. For the three months ended March 31, 2018 and 2017, our operating results included pre-tax losses of $3.2 million and $0.2 million, respectively, related to Clearview. In addition to the above, we recorded a $7.9 million loss on the sale of Clearview in the three months ended March 31, 2018. We also recorded $1.2 million of impairment to medical licenses of Clearview during the year ended December 31, 2016.

On March 1, 2018, we sold 70-bed Vista Medical Center West and its affiliated facilities (“Vista West”), located in Waukegan, Illinois, for proceeds of $1.2 million. For the three months ended March 31, 2018 and 2017, our operating results included pre-tax gains (losses) of $0.2 million and less than $(0.1) million, respectively, related to Vista West. In addition to the above, we recorded a $0.1 million gain on the sale of Vista West in the three months ended March 31, 2018. We also recorded $11.1 million and $4.1 million of impairment to property, equipment and capitalized software costs related to Vista West during the years ended December 31, 2017 and 2016, respectively.

On January 5, 2018, we announced plans to close Affinity Medical Center (“Affinity”) in Massillon, Ohio. Subsequent to January 5, 2018, we entered into an agreement with the City of Massillon related to the closure whereby all of the owned real property and a substantial majority of the related tangible assets located at the hospital will be transferred to the City of Massillon in exchange for nominal consideration and the City of Massillon’s assumption of certain ongoing real property lease obligations and equipment lease obligations. Operations ceased on February 11, 2018 and we intend to transfer the agreed-upon assets to the City of Massillon by the end of May 2018. For the three months ended March 31, 2018 and 2017, our operating results included pre-tax losses of $17.0 million and $4.2 million respectively, related to Affinity. Included in the pre-tax loss for the three months ended March 31, 2018 are $13.7 million of closure costs related to the closure of Affinity which include $7.4 million of severance and salary continuation costs, $2.6 million in losses associated with the disposal of assets that have no future value to us and $3.7 million of other costs and fees related to termination of contracts and other miscellaneous items. We anticipates that in 2018 we will incur costs, beyond those already incurred, of approximately $2.5 million to $3.5 million related to the wind down and transfer of assets. In addition, beyond 2018, we are obligated to maintain health records for approximately nineteen years with an estimated annual cost of $0.3 million. We also recorded $16.1 million and $20.2 million of impairment related to property, equipment and capitalized software costs of Affinity during the years ended December 31, 2017 and 2016, respectively.

TSA Transition

Since the Spin-off with CHS in April 2016, we have outsourced to CHS, through various TSAs, certain services including, among others, services related to patient eligibility screening, billing, accounts receivable collections and other revenue management services and support, as well as information technology, payroll processing and other human resources functions. On August 4, 2017, we received a demand for arbitration from CHS seeking payment of certain amounts withheld by us pursuant to the Shared Services Transition Services Agreement (the “SSC TSA”) and the Computer and Data Processing Transition Services Agreement (the “IT TSA”). We contend that the amounts are not payable to CHS and were not properly billed by CHS under the agreements. The matter is pending before the American Arbitration Association, and CHS seeks payment of approximately $10.6 million relating to these two TSAs. We intend to vigorously contest the charges as not payable to CHS under the terms of the agreements and have made counterclaims that include, among other things, termination of the SSC TSA, a ruling that the IT TSA is terminable at our option (as described below), and substantial damages we believe we have suffered as a result of the TSAs and other actions taken by CHS in connection with the Spin-off. The arbitration has been scheduled for June 18-29, 2018. A decision is expected by early August 2018. Additionally, on March 19, 2018, we received notice from CHS that CHS was seeking to terminate, effective September 30, 2018, the SSC TSA and the IT TSA. The notice from CHS also provides an indication of CHS’s preference to terminate the Receivables Collection Agreement, the Eligibility Screening Services Agreement, and the Billing and Collection Agreement. On May 7, 2018, we requested that the arbitration panel review CHS’s actions in regard to the attempted terminations and determine that the September 30, 2018 termination date regarding the IT TSA was without effect. The effectiveness of the September 30, 2018 deadline for terminating the IT TSA will be litigated during the course of the arbitration. Terminating or transitioning the services provided by the transition services agreements with CHS could result in additional costs and a risk of operational problems, delays in collections from payors, potential errors and possible control issues during the termination and transition processes, any of which could adversely affect our business, results of operations, financial condition and cash flows. For additional information, see Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

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

Of the total supplemental payments received by all hospitals, our portion represents 0.50%. We are estimating that our net impact over the 30 month period will be $56.8 million. While uncertainties regarding the timing and amount of payment under the HQAF program exist, our estimates of cash collections at this time, including previous programs, will be $38.5 million for the full year 2018, $20.0 million in 2019 and $13.3 million in 2020.

Illinois 2018 Hospital Assessment Program Redesign

The Illinois Hospital Assessment program provides funding for supplemental payments to hospitals that serve Medicaid and uninsured patients in this state. Revenues generated from fees assessed on certain general and acute care Illinois hospitals draw down federal matching funds that are issued as supplemental payments to hospitals for care of Medicaid patients. The existing program is set to expire on June 30, 2018. State legislation is currently being proposed to authorize a similar but modified program with an effective date of July 1, 2018. The “new” program must be approved by CMS. The “new” program is being redesigned to meet certain CMS requirements which have been expressed in the past and are believed to be critical for CMS approval going forward. CMS has communicated that future program approvals must include updated base year data and require more funds to be paid through claims rather than supplemental monthly or quarterly lump sum payments as follows:

•	Updated base year data - The current program uses base rate data from 2005. The “new” program will use base rate data from 2015.
•	More funds to be paid through claims – The “new” program would require a greater percentage of funds to hospitals to be delivered at the paid claims level rather than through lump sum payments.

According to the hospital association, the total funding available to all hospitals in the “new” program will approximate the old program. There will, however, be “winners” and “losers” based on updated base year data and changes designed to allocate funding toward hospitals with safety net status or higher levels of Medicaid utilization. The most recent models provided by the hospital association show our hospital payments being reduced by $7.7 million annually.

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

Rules, regulations and laws imposed on the U.S. healthcare industry are subject to ongoing and frequent changes with little or no notice and are often interpreted and applied differently by various regulatory agencies with authority to enforce such requirements. Each change or conflicting interpretation may require us to make changes at our hospitals and other healthcare facilities related to aspects such as space usage, equipment, technology, staffing and service lines. We may also be required to revise or implement operating policies and procedures that were previously believed to be compliant. The cost of compliance with governmental laws and regulations is a significant component of our overall operating costs. Furthermore, these costs have been rising in recent years due to new regulatory requirements and increasing enforcement provisions. Management anticipates that compliance costs will continue to grow in the foreseeable future. The U.S. healthcare industry has seen a number of ongoing investigations related to patient referrals, physician recruiting and employment practices, cost reporting and billing practices, medical necessity of inpatient admissions, physician office leasing, laboratory and home healthcare services, physician ownership of hospitals and other healthcare providers, and joint ventures involving hospitals and physicians. Hospitals continue to be one of the primary focus areas of the Office of Inspector General (“OIG”), Department of Justice (“DOJ”) and other governmental fraud and abuse regulatory authorities and programs.

Basis of Presentation

Our financial statements as of and for the three months ended March 31, 2017 include certain reclassifications to conform to the presentation as of and for the three months ended March 31, 2018. These reclassifications had no net effect on our consolidated results of operations, financial position or cash flows reported in this Quarterly Report on Form 10-Q for the three months ended March 31, 2018. See Note 2 — Basis of Presentation and Significant Accounting Policies — Reclassifications in the accompanying financial statements.

Revenues

Adoption of ASC Topic 606 “Revenue from Contracts with Customers”

On January 1, 2018, we adopted ASC 606 using the modified retrospective method to all contracts existing on January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The key impacts on our consolidated financial statements include the following:

•

Prior to the adoption of ASC 606, a significant portion of our allowance for doubtful accounts related to amounts due from self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. Under ASC 606, the estimated allowance for these patients are generally considered a direct reduction to net operating revenues rather than as previously reported as provision for bad debts.

•

Prior to the adoption of ASC 606, our presentation and disclosure of net revenue by payor included the portion of the revenue related to co-pays and deductibles as third party revenues. Under ASC 606, the co-pays and deductibles portions of the net revenue will be classified as self-pay after insurance.

Revenue Recognition

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

Amounts we collect for medical treatment of patients covered by Medicare, Medicaid and non-governmental third-party payors are generally less than our standard billing rates. Our standard charges and reimbursement rates for routine inpatient services vary significantly depending on the type of medical procedure performed and the geographical location of the hospital. Differences in our standard billing rates and the amounts we expect to collect from third-party payors are classified as contractual adjustments. The reimbursements we ultimately receive as payments for services are determined for each patient instance of care, based on the contractual terms we negotiate with third-party payors or based on federal and state regulations related to governmental healthcare programs. Billings and collections are outsourced to CHS under TSAs that were put in place by CHS in connection with the Spin-off. Our contractual adjustments are impacted by the timing and ability of CHS to monitor the classification and collection of our patient accounts receivable. See Note 18 — Related Party Transactions in the accompanying consolidated financial statements for additional information on these agreements. Except for emergency department services, our policy is to determine the payment methodology with patients prior to when the services are performed. Self-pay and other payor discounts are incentives offered to uninsured or underinsured patients or other payors to reduce their costs of healthcare services.

The following table provides a summary of our net operating revenues for the three months ended March 31, 2018 and 2017 by payor source (dollars in thousands):

	Three Months Ended March 31,
	2018		2017
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$144,583	29.7%	$163,093	30.9%
Medicaid	85,103	17.5%	94,963	18.0%
Managed care and commercial	185,226	38.0%	195,596	37.1%
Self-pay and self-pay after insurance	49,684	10.2%	48,642	9.2%
Non-patient	22,224	4.6%	25,346	4.8%
Total net operating revenues	$486,820	100.0%	$527,640	100.0%

For the three months ended March 31, 2018 and 2017, Medicare related to Medicare Advantage Plans were $41.3 million and $44.9 million, respectively, or 28.6% and 27.5%, respectively, as a percentage of total Medicare revenues.

Charity Care

In the ordinary course of business, we provide services to patients who are financially unable to pay for hospital care. The related charges for those patients who are financially unable to pay that otherwise do not qualify for reimbursement from a governmental program are classified as charity care. We determine amounts that qualify for charity care primarily based on the patient’s household income relative to the poverty level guidelines established by the federal government. Our policy is not to pursue collections for such amounts; therefore, the related charges are recorded in operating revenues at the standard billing rates and fully offset in contractual adjustments in the same period.

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

Third-Party Reimbursements and State Supplemental Payment Programs

Our estimate of our patient revenues due from third-party payors is subject to complexities, including interpretations of governmental regulations and payor-specific contractual agreements that are frequently changing. The Medicare and Medicaid programs, which are the payor sources for a major portion of our patient revenues, are highly complex programs and subject to interpretation of federal and state-specific reimbursement rates, new or changing legislation and final cost report settlements. Contractual adjustments are recorded in the period services are performed and the patient’s method of payment is verified. Estimates for contractual adjustments are subject to change, in large part, due to ongoing contract negotiations and regulatory changes, which is typical in the U.S. healthcare industry. Revisions to estimates for contractual adjustments are recorded in the periods in which they become known and may be subject to further revisions. All hospital contractual adjustments calculations are reviewed on a monthly basis by management to ensure reasonableness and accuracy.

We use a third-party automated contractual adjustments system to calculate our contractual adjustments each month. Contractual adjustments are calculated utilizing historical paid claims data by payor source, which is uploaded into the system each month. The key assumptions used by the system to calculate the current period estimated contractual adjustments are derived on a payor-specific basis from the estimated contractual reimbursement percentage and historical paid claims data. The automated contractual adjustments system does not include patient account level information, as it estimates an average contractual adjustments for each payor source. Due to the complexities involved in the contractual adjustments estimates, actual reimbursement payments we receive from third-party payors could be different from the amounts we estimated and recorded. If the actual contractual reimbursement percentages by payor source differed by 1% from our estimated contractual reimbursement percentages, our net loss for the three months ended March 31, 2018 would have changed by $17.7 million. If we applied a 1% differential to our patient accounts receivable due from governmental, managed care and commercial third-party payors as of March 31, 2018, patient accounts receivable would have changed by $17.8 million.

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans are estimated and recorded in the period patient services are performed and any revisions to estimates of previous program reimbursements are recorded in subsequent periods until the final cost report settlements are determined. We account for cost report settlements in contractual adjustments in our statements of income and recognize these amounts as due from and due to third-party payors on our balance sheets. During the three months ended March 31, 2018 and 2017, contractual adjustments related to previous program reimbursements and final cost report settlements favorably (unfavorably) impacted our net operating revenues by $0.5 million and $(1.4) million, respectively.

Several states utilize supplemental payment programs, including disproportionate share programs, for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. The amounts due to us under such programs are included in due from third-party payors on our balance sheets. Some of these programs have participation costs, referred to as fees or provider taxes. We record these costs in due to third-party payors on our balance sheets. After a state supplemental program is approved and fully authorized, we recognize the reimbursement payments due to us from these programs in the periods amounts are estimable and revenue collection is reasonably assured. We record the revenues as favorable contractual adjustments in our net operating revenues and the related provider taxes as other operating expenses in our statements of income.

The following table shows the portion of our Medicaid reimbursements attributable to state supplemental payment programs for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,	March 31,
	2018	2017

Medicaid revenues	$48,561	$45,297
Provider taxes and other expenses	19,144	16,893
Reimbursements attributable to state supplemental payment programs, net of expenses	$29,417	$28,404

The California Department of Health Care Services administers the HQAF program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients. Under Phase V of the program, covering the period from January 2017 through June 2019, we recognized $7.9 million of Medicaid revenues and $2.1 million of provider taxes for the three months ended March 31, 2018 with no corresponding amounts for the three months ended March 31, 2017. The revenues and fees for the full year 2017 were recognized in the fourth quarter of 2017 when CMS approved the program.

The following table provides a summary of the components of amounts due from and due to third-party payors (in thousands):

	March 31,	December 31,
	2018	2017

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$18,723	$17,383
State supplemental payment programs	74,108	79,819
Total amounts due from third-party payors	$92,831	$97,202

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$31,212	$33,163
State supplemental payment programs	13,339	14,542
Total amounts due to third-party payors	$44,551	$47,705

Accounts Receivable

Substantially all of our accounts receivable are related to providing healthcare services to patients at our hospitals and affiliated outpatient facilities. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the patient financial responsibility portion of payments due from insured patients, generally co-pays and deductibles. Our policy is to verify the health insurance coverage of a patient prior to the procedure date for all medical treatment scheduled in advance. We do not verify insurance coverage in advance of treatment for walk-in and emergency room patients.

We adopted ASC 606 on January 1, 2018. Prior to the adoption of ASC 606, a significant portion of our allowance for doubtful accounts related to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. Under ASC 606, the estimated allowance for these patients are generally considered a direct reduction to net operating revenues rather than as previously reported as provision for bad debts.

During the fourth quarter of 2017, we analyzed our self-pay patient accounts receivable at a more comprehensive and disaggregated level and refined our estimate of the collectability of the portion of self-pay accounts receivable related to insured patients, primarily co-pays and deductibles. Our analysis also included an evaluation of patient accounts receivable retained in the divestitures of six of our seven hospitals divested through December 31, 2017. As a result of these efforts, we recorded a change in estimate of $21.0 million to reduce the net realizable value of patient accounts receivable, which negatively impacted the provision for bad debts in our consolidated statement of income for the year ended December 31, 2017.

Collections are impacted by the economic ability of patients to pay and the effectiveness of CHS’ billing and collection efforts, including their current policies on billings, accounts receivable payor classifications, collections, and our own efforts to further attempt collection. As previously stated, billings and collections are outsourced to CHS under the transition services agreements that were put in place with the Spin-off. See Note 16 — Related Party Transactions in the accompanying financial statements for additional information on these agreements. Significant changes in payor mix, centralized business office operations, including CHS’ efforts in collecting our accounts receivables, economic conditions or trends in federal and state governmental healthcare coverage, among other things, could affect our collection levels.

Our policy is to write off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with practices within the U.S. healthcare industry. We had $487.1 million and $474.3 million of past due patient account balances at March 31, 2018 and December 31, 2017, respectively, being pursued by secondary collection agencies, excluding accounts being pursued by CHS’s wholly-owned subsidiary, PASI, under the transition services agreement. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by these secondary collection agencies. As these amounts have been written-off, they are not included in accounts receivable in our consolidated balance sheets.

For self-pay receivables, the total amount of contractual adjustments, discounts and implicit price concessions that reduces these receivables to their net carrying value was $548.8 million and $545.8 million as of March 31, 2018 and December 31, 2017, respectively. If our actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in recoveries, our net loss for the three months ended March 31, 2018 would have changed $6.1 million.

Days revenue outstanding related to patients accounts receivable, excluding amounts recorded as due to or due from third-party payors, was 64 days and 63 days as of March 31, 2018 and December 31, 2017, respectively.

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

During the three months ended March 31, 2018, management evaluated the fair value of hospitals intended for divestiture. In connection with this evaluation, we recognized long-lived asset impairment of $39.8 million during the three months ended March 31, 2018, which consisted of $34.7 million of property and equipment and $5.1 million of capitalized software costs. See Note 3 — Impairment of Long-Lived Assets and Goodwill in our accompanying financial statements.

During the three months ended March 31, 2017, management made a decision to classify certain hospitals as held for sale. In connection with this decision, we evaluated the estimated relative fair value of the hospitals classified as held for sale in relation to the overall fair value of the hospital operations reporting unit utilizing a September 30, 2016 measurement date, which was the measurement date of our most recent annual goodwill impairment analysis, and recognized $3.3 million of impairment to long-lived assets and goodwill during the three months ended March 31, 2017, which consisted of $1.1 million of property and equipment, $0.8 million of capitalized software costs and $1.4 million of goodwill. See Note 3 — Impairment of Long-Lived Assets and Goodwill in our accompanying financial statements.

Professional and General Liability Insurance and Workers’ Compensation Insurance Reserves

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

A portion of our reserves for workers’ compensation and professional and general liability claims included on our balance sheets relates to incurred but not reported claims prior to the Spin-off. These claims were fully indemnified by CHS under the terms of the Separation and Distribution Agreement. As a result, we have a corresponding receivable from CHS related to these claims on our balance sheets. See Note 17 — Commitments and Contingencies in our accompanying financial statements for a table that summarizes the receivables and liabilities associated with our workers’ compensation and professional and general liability claims as of March 31, 2018 and December 31, 2017.

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

Under the asset and liability method, valuation allowances are recorded to reduce deferred income tax assets when it is more likely than not that a tax benefit will not be realized. We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The main factors that we consider include:

•	cumulative earnings or losses in recent years, adjusted for certain nonrecurring items;
•	expected earnings or losses in future years;
•	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and earnings levels; and
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

See Note 11 — Income Taxes in the accompanying financial statements for information on the projected impact of the new tax laws.

New Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, which was issued to allow a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects in accumulated other comprehensive income resulting from the enactment of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) and corresponding accounting treatment recorded in the fourth quarter of 2017. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. We have not determined whether or not we will early adopt ASU 2018-02, but we do not anticipate that the adoption of this standard would have a significant impact on our consolidated balance sheet.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows — Restricted Cash, which addressed classification and presentation of changes in restricted cash on the statement of cash flows. The standard requires a reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. The ASU does not define restricted cash or restricted cash equivalents; however, the nature of the restrictions should be disclosed. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This ASU is to be applied using a retrospective transition method for each period presented. We adopted ASU 2016-18 on January 1, 2018 and concurrently revised our presentation of cash and cash equivalents on the consolidated statement of cash flows. For periods prior to January 1, 2018, the presentation of cash and cash equivalents on the consolidated statement of cash flows has been revised to conform to the current presentation.

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

Results of Operations

We have summarized our results of operations, including certain financial and operating data for the three months ended March 31, 2018 and 2017 and for the sequential quarters ended March 31, 2018 and December 31, 2017 on a comparative basis below. The definitions of certain terms used throughout the remainder of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” follows:

Same-facility. Same-facility financial and operating data, as presented in the comparative discussions herein, excludes hospitals that were sold or closed prior to and as of the end of the current reporting period. Our Same-facility operating results for the three months ended March 31, 2018 and 2017 and the three months ended December 31, 2017, which are reported herein, have been adjusted to exclude the operating results of Sandhills, Barrow, Cherokee, Trinity, Lock Haven, Sunbury, L.V. Stabler, Affinity, Vista West, and Clearview which we sold or closed on December 1, 2016, December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017, September 30, 2017, October 31, 2017, February 11, 2018, March 1, 2018 and March 31, 2018, respectively.

Divestitures Group. The Divestitures Group, as of March 31, 2018, includes all hospitals that had been divested or closed by us since the Spin-off through March 31, 2018. The Divestitures Group includes Barrow, Sandhills, Cherokee, Trinity, Lock Haven, Sunbury, L.V. Stabler, Affinity, Vista West and Clearview. This group of hospitals has certain ongoing operations during the wind-down periods related to the assets and liabilities which were not part of the hospital sale, which typically includes accounts receivable and third-party receivables and payables.

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

Total Surgeries. Total surgeries represent the number of inpatient and outpatient surgeries.

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

Adjusted EBITDA. Adjusted EBITDA, also a non-GAAP financial measure, is EBITDA adjusted to add back the effect of certain legal, professional and settlement costs, impairment of long-lived assets and goodwill, net gain (loss) on sale of hospitals, net loss on closure of hospitals, transition of TSAs, severance costs for post-spin headcount reductions and executive severance and changes in estimate related to collectability of patient accounts receivable. Transition of TSAs includes one-time transition costs, as well as duplicative costs as we exit certain of the TSAs. We use Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by our management to assess the operating performance of our hospital operations business and to make decisions on the allocation of resources. Additionally, management utilizes Adjusted EBITDA in assessing our consolidated results of operations and in comparing our results of operations between periods.

Adjusted EBITDA, Adjusted for Divestitures. Adjusted EBITDA, Adjusted for Divestitures, also a non-GAAP financial measure, is further adjusted to exclude the effect of negative EBITDA of the Divestiture Group. We present Adjusted EBITDA, Adjusted for Divestitures because management believes this measure provides investors and other users of our financial statements with additional information about how management assesses our results of operations.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table provides a summary of our results of operations, both in dollars and as a percentage of net operating revenues (dollars in thousands):

	Three Months Ended March 31,
	2018		2017
		% of		% of
	$ Amount	Revenues	$ Amount	Revenues

Operating revenues			$587,945
Provision for bad debts			60,305
Net operating revenues	$486,820	100.0%	527,640	100.0%
Operating costs and expenses:
Salaries and benefits	247,000	50.7%	264,602	50.1%
Supplies	58,886	12.1%	63,822	12.1%
Other operating expenses	152,738	31.3%	163,424	31.1%
Depreciation and amortization	18,261	3.8%	22,120	4.2%
Rent	12,532	2.6%	12,102	2.3%
Electronic health records incentives earned	(141)	—%	(2,452)	(0.5)%
Legal, professional and settlement costs	3,413	0.7%	535	0.1%
Impairment of long-lived assets and goodwill	39,760	8.2%	3,300	0.6%
Loss (gain) on sale of hospitals, net	7,815	1.6%	(870)	(0.2)%
Loss on closure of hospitals, net	13,746	2.8%	—	—%
Transaction costs related to the Spin-off	—	—%	31	—%
Total operating costs and expenses	554,010	113.8%	526,614	99.8%
Income (loss) from operations	(67,190)	(13.8)%	1,026	0.2%
Interest expense, net	30,931	6.4%	27,530	5.2%
Income (loss) before income taxes	(98,121)	(20.2)%	(26,504)	(5.0)%
Provision for (benefit from) income taxes	366	—%	701	0.2%
Net income (loss)	(98,487)	(20.2)%	(27,205)	(5.2)%
Less: Net income (loss) attributable to noncontrolling interests	481	0.1%	356	—%
Net income (loss) attributable to Quorum Health Corporation	$(98,968)	(20.3)%	$(27,561)	(5.2)%

The following table reconciles Adjusted EBITDA and Adjusted EBITDA, Adjusted for Divestitures to net income (loss) attributable to Quorum Health Corporation, the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2018	2017

Net income (loss)	$(98,487)	$(27,205)
Interest expense, net	30,931	27,530
Provision for (benefit from) income taxes	366	701
Depreciation and amortization	18,261	22,120
EBITDA	(48,929)	23,146
Legal, professional and settlement costs	3,413	535
Impairment of long-lived assets and goodwill	39,760	3,300
Loss (gain) on sale of hospitals, net	7,815	(870)
Loss on closure of hospitals, net	13,746	—
Transition of transition service agreements	717	—
Transaction costs related to the Spin-off	—	31
Post-spin headcount reductions and executive severance	1,898	—
Adjusted EBITDA	18,420	26,142
Negative EBITDA of divested hospitals	8,377	4,769
Adjusted EBITDA, Adjusted for Divestitures	$26,797	$30,911

Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended March 31,
	2018	2017	$ Variance	% Variance

Consolidated:
Net patient revenues	$464,596	$502,294	$(37,698)	(7.5)%
Non-patient revenues	22,224	25,346	(3,122)	(12.3)%
Total net operating revenues	$486,820	$527,640	$(40,820)	(7.7)%
Net patient revenues per adjusted admission	$9,438	$8,834	$604	6.8%
Net operating revenues per adjusted admission	$9,889	$9,280	$609	6.6%

Same-facility:
Net patient revenues	$443,788	$421,222	$22,566	5.4%
Non-patient revenues	21,836	24,609	(2,773)	(11.3)%
Total net operating revenues	$465,624	$445,831	$19,793	4.4%
Net patient revenues per adjusted admission	$9,574	$9,183	$391	4.3%
Net operating revenues per adjusted admission	$10,045	$9,719	$326	3.4%

The following table provides information related to our net operating revenues by payor source (dollars in thousands):

	Three Months Ended March 31,
	2018		2017		2018 vs 2017
	$ Amount	% of Total	$ Amount	% of Total	$ Variance	Change in %

Consolidated:
Medicare	$144,583	29.7%	$163,093	30.9%	$(18,510)	(1.2)%
Medicaid	85,103	17.5%	94,963	18.0%	(9,860)	(0.5)%
Managed care and commercial	185,226	38.0%	195,596	37.1%	(10,370)	0.9%
Self-pay and self-pay after insurance	49,684	10.2%	48,642	9.2%	1,042	1.0%
Non-patient	22,224	4.6%	25,346	4.8%	(3,122)	(0.2)%
Total net operating revenues	$486,820	100.0%	$527,640	100.0%	$(40,820)

Same-facility:
Medicare	$136,483	29.3%	$130,507	29.3%	$5,976	—%
Medicaid	81,084	17.4%	83,255	18.7%	(2,171)	(1.3)%
Managed care and commercial	177,161	38.1%	166,497	37.3%	10,664	0.8%
Self-pay and self-pay after insurance	49,060	10.5%	40,963	9.2%	8,097	1.3%
Non-patient	21,836	4.7%	24,609	5.5%	(2,773)	(0.8)%
Total net operating revenues	$465,624	100.0%	$445,831	100.0%	$19,793

The following table provides information related to certain drivers of our net operating revenues:

	Three Months Ended March 31,
	2018	2017	Variance	% Variance

Consolidated:
Number of licensed beds at end of period	2,675	3,399	(724)	(21.3)%
Admissions	20,549	23,656	(3,107)	(13.1)%
Adjusted admissions	49,226	56,860	(7,634)	(13.4)%
Total surgeries	20,587	25,948	(5,361)	(20.7)%
Emergency room visits	153,797	172,939	(19,142)	(11.1)%
Medicare case mix index	1.44	1.39	0.05	3.6%

Same-facility:
Number of licensed beds at end of period	2,675	2,675	—	—%
Admissions	19,432	19,359	73	0.4%
Adjusted admissions	46,354	45,871	483	1.1%
Total surgeries	18,656	18,631	25	0.1%
Emergency room visits	140,881	137,697	3,184	2.3%
Medicare case mix index	1.43	1.39	0.04	2.9%

Net operating revenues for the three months ended March 31, 2018 decreased $40.8 million compared to the three months ended March 31, 2017, consisting of a $37.7 million decrease in net patient revenues and a $3.1 million decrease in non-patient revenues. Our decrease in net patient revenues consisted of a $60.3 million decline related to the Divestitures Group and a $22.6 million increase related to our Same-facility hospitals. Same-facility net patient revenues include $7.9 million of revenues from the California HQAF program recognized in the three months ended March 31, 2018, with no comparable revenues in the 2017 period. Excluding the California HQAF revenues of $7.9 million, Same-facility net patient revenues increased $14.7 million due to an increase in both admission volume and acuity. On a consolidated basis, admissions and adjusted admissions declined 13.1% and 13.4%, respectively, when comparing first quarter of 2018 to the same period in 2017. On a Same-facility basis, admissions and adjusted admissions increased 0.4% and 1.1%, respectively, when comparing first quarter of 2018 to the same period in 2017.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended March 31,
	2018	2017	$ Variance	% Variance

Salaries and benefits	$247,000	$264,602	$(17,602)	(6.7)%
Hospital operations salaries and benefits	$223,096	$243,632	$(20,536)	(8.4)%
Hospital operations salaries and benefits per adjusted admission	$4,532	$4,285	$247	5.8%
Hospital operations man-hours per adjusted admission	109.9	103.7	6.2	6.0%

Salaries and benefits decreased $17.6 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Salaries and benefits declined $30.6 million related to the Divestitures Group. This decline was partially offset by an increase of $12.7 million related to our Same-facility hospitals, of which $3.6 million related to increased costs at our physician clinics as a result of recruitment efforts, while the remainder was primarily related to executive severance, merit increases at our facilities and an increase in health benefit costs.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admissions amounts):

	Three Months Ended March 31,
	2018	2017	$ Variance	% Variance

Supplies	$58,886	$63,822	$(4,936)	(7.7)%
Supplies per adjusted admission	$1,196	$1,122	$74	6.6%

Supplies expense decreased $4.9 million for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017. Supplies expense declined $9.2 million related to the Divestitures Group, which was partially offset by an increase of $4.3 million related to our Same-facility hospitals, primarily due to an increase in surgery cases at several of our larger facilities, which resulted in an increase in implant costs as a result of increased orthopedic surgeries.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	$ Variance	% Variance

Purchased services	$41,080	$45,596	$(4,516)	(9.9)%
Taxes and insurance	33,055	34,243	(1,188)	(3.5)%
Medical specialist fees	26,948	28,463	(1,515)	(5.3)%
Transition services agreements	15,117	16,282	(1,165)	(7.2)%
Repairs and maintenance	9,637	11,443	(1,806)	(15.8)%
Utilities	6,123	6,665	(542)	(8.1)%
Other miscellaneous operating expenses	20,778	20,732	46	0.2%
Total other operating expenses	$152,738	$163,424	$(10,686)	(6.5)%

Other operating expenses decreased $10.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Other operating expenses declined $16.8 million related to the Divestitures Group and declined $2.8 million related to QHR and our corporate office, partially offset by an increase of $8.9 million related to our Same-facility hospitals. The increase related to our Same-facility hospitals was due to a $2.1 million increase in provider taxes associated with the California HQAF program with no comparable expenses in the 2017 period, increases in medical specialist fees resulting from renegotiated contracts related to emergency room services and subsidies to various third parties, including hospitalists, and increases in purchased services related to audit and consulting services. In addition, we are disputing in arbitration, among other issues and actions, certain charges and lack of performance of various obligations under the transition services agreements with our former Parent.

Depreciation and Amortization

Depreciation and amortization expense decreased $3.9 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This decrease was primarily due to the overall reduction in our long-lived assets due to the divestiture of seven hospitals subsequent to the first quarter of 2017.

Rent

Rent expense increased $0.4 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. As a percentage of net operating revenues, rent expense was 2.6% and 2.3% for these respective periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned decreased $2.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the decrease in activity as we move closer toward full implementation of EHR. See Note 2 — Basis of Presentation and Significant Accounting Policies in the accompanying financial statements for additional information on EHR.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs increased $2.9 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. These costs included legal costs and related settlements, if any, related to regulatory claims, government investigations into reimbursement payments and other litigation matters. See Note 17 — Commitments and Contingencies in the accompanying financial statements for additional information on these matters.

Impairment of Long-Lived Assets and Goodwill

For the three months ended March 31, 2018, we recognized $39.8 million of impairment to long-lived assets which related to our evaluation of hospitals intended for divestiture. For the three months ended March 31, 2017, we recognized $3.3 million of impairment to long-lived assets and goodwill which related to additional hospitals classified as held for sale during the first quarter of 2017.

Loss (Gain) on Sale of Hospitals, Net

For the three months ended March 31, 2018, we recognized a $(0.1) million gain on the sale of Vista West and a $7.9 million loss on the sale of Clearview. We recognized a $0.9 million gain on the sale of hospitals, net in the three months ended March 31,

2017 primarily related to the sale of Cherokee. See Note 4 — Divestitures in the accompanying financial statements for additional information on divestitures.

Loss on Closure of Hospitals, Net

For the three months ended March 31, 2018, we recognized a $13.7 million loss on closure of hospitals, net related to the closure of Affinity. We ceased operations at this hospital on February 11, 2018, but will have certain continuing closures costs during the wind-down period. See Note 4 — Divestitures in the accompanying financial statements for additional information on divestitures.

Interest Expense, Net

The following table provides information related to interest expense, net (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$78	$139	$(61)	(43.9)%
Term Loan Facility	17,400	14,641	2,759	18.8%
ABL Credit Facility	328	256	72	28.1%
Senior Notes	11,613	11,626	(13)	(0.1)%
Amortization of debt issuance costs and discounts	2,106	1,980	126	6.4%
All other interest expense (income), net	(594)	(1,112)	518	(46.6)%
Total interest expense, net	$30,931	$27,530	$3,401	12.4%

Interest expense, net increased $3.4 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The effective interest rates for our Term Loan Facility and Senior Notes were approximately 8.8% and 12.5%, respectively, at March 31, 2018 and 7.7% and 12.5%, respectively, at March 31, 2017. See Liquidity and Capital Resources below and Note 7 — Long-Term Debt in the accompanying financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

The provision for income taxes decreased $0.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Our effective tax rates were (0.4)% and (2.6)% for the respective periods.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests was $0.5 million and $0.4 million in the three months ended March 31, 2018 and 2017, respectively. As a percentage of net operating revenues, it was comparable for the respective periods.

Three Months Ended March 31, 2018 Compared to Three Months Ended December 31, 2017

The following table provides a summary of our results of operations, both in dollars and as a percentage of net operating revenues (dollars in thousands):

	Three Months Ended
	March 31, 2018		December 31, 2017
		% of		% of
	$ Amount	Revenues	$ Amount	Revenues

Operating revenues			$596,648
Provision for bad debts			81,566
Net operating revenues	$486,820	100.0%	515,082	100.0%
Operating costs and expenses:
Salaries and benefits	247,000	50.7%	253,106	49.1%
Supplies	58,886	12.1%	63,932	12.4%
Other operating expenses	152,738	31.3%	156,669	30.5%
Depreciation and amortization	18,261	3.8%	18,714	3.6%
Rent	12,532	2.6%	13,599	2.6%
Electronic health records incentives earned	(141)	—%	(229)	—%
Legal, professional and settlement costs	3,413	0.7%	(518)	(0.1)%
Impairment of long-lived assets and goodwill	39,760	8.2%	25,820	5.0%
Loss (gain) on sale of hospitals, net	7,815	1.6%	(131)	—%
Loss on closure of hospitals, net	13,746	2.8%	—	—%
Transaction costs related to the Spin-off	—	—%	49	—%
Total operating costs and expenses	554,010	113.8%	531,011	103.1%
Income (loss) from operations	(67,190)	(13.8)%	(15,929)	(3.1)%
Interest expense, net	30,931	6.4%	31,873	6.2%
Income (loss) before income taxes	(98,121)	(20.2)%	(47,802)	(9.3)%
Provision for (benefit from) income taxes	366	—%	(21,779)	(4.2)%
Net income (loss)	(98,487)	(20.2)%	(26,023)	(5.1)%
Less: Net income (loss) attributable to noncontrolling interests	481	0.1%	785	(0.1)%
Net income (loss) attributable to Quorum Health Corporation	$(98,968)	(20.3)%	$(26,808)	(5.2)%

The following table reconciles Adjusted EBITDA and Adjusted EBITDA, Adjusted for Divestitures to net income (loss) attributable to Quorum Health Corporation, the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended
	March 31, 2018	December 31, 2017

Net income (loss)	$(98,487)	$(26,023)
Interest expense, net	30,931	31,873
Provision for (benefit from) income taxes	366	(21,779)
Depreciation and amortization	18,261	18,714
EBITDA	(48,929)	2,785
Legal, professional and settlement costs	3,413	(518)
Impairment of long-lived assets and goodwill	39,760	25,820
Loss (gain) on sale of hospitals, net	7,815	(131)
Loss on closure of hospitals, net	13,746	—
Transition of transition service agreements	717	—
Transaction costs related to the Spin-off	—	49
Post-spin headcount reductions and executive severance	1,898	—
Change in estimate related to collectibility of patient accounts receivable	—	21,000
Adjusted EBITDA	18,420	49,005
Negative EBITDA of divested hospitals	8,377	8,863
Adjusted EBITDA, Adjusted for Divestitures	$26,797	$57,868

Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended
	March 31, 2018	December 31, 2017	$ Variance	% Variance

Consolidated:
Net patient revenues	$464,596	$490,472	$(25,876)	(5.3)%
Non-patient revenues	22,224	24,610	(2,386)	(9.7)%
Total net operating revenues	$486,820	$515,082	$(28,262)	(5.5)%
Net patient revenues per adjusted admission	$9,438	$9,657	$(219)	(2.3)%
Net operating revenues per adjusted admission	$9,889	$10,142	$(253)	(2.5)%

Same-facility:
Net patient revenues	$443,788	$459,948	$(16,160)	(3.5)%
Non-patient revenues	21,836	24,302	(2,466)	(10.1)%
Total net operating revenues	$465,624	$484,250	$(18,626)	(3.8)%
Net patient revenues per adjusted admission	$9,574	$10,086	$(512)	(5.1)%
Net operating revenues per adjusted admission	$10,045	$10,619	$(574)	(5.4)%

The following table provides information related to our net operating revenues by payor source (dollars in thousands):

	Three Months Ended
	March 31, 2018		December 31, 2017		First Quarter vs Fourth Quarter
	$ Amount	% of Total	$ Amount	% of Total	$ Variance	Change in %

Consolidated:
Medicare	$144,583	29.7%	$145,219	28.2%	$(636)	1.5%
Medicaid	85,103	17.5%	125,276	24.3%	(40,173)	(6.8)%
Managed care and commercial	185,226	38.0%	205,871	40.0%	(20,645)	(2.0)%
Self-pay and self-pay after insurance	49,684	10.2%	14,106	2.7%	35,578	7.5%
Non-patient	22,224	4.6%	24,610	4.8%	(2,386)	(0.2)%
Total net operating revenues	$486,820	100.0%	$515,082	100.0%	$(28,262)

Same-facility:
Medicare	$136,483	29.3%	$127,249	26.3%	$9,234	3.0%
Medicaid	81,084	17.4%	119,578	24.7%	(38,494)	(7.3)%
Managed care and commercial	177,161	38.1%	191,160	39.5%	(13,999)	(1.4)%
Self-pay and self-pay after insurance	49,060	10.5%	21,961	4.5%	27,099	6.0%
Non-patient	21,836	4.7%	24,302	5.0%	(2,466)	(0.3)%
Total net operating revenues	$465,624	100.0%	$484,250	100.0%	$(18,626)

The following table provides information related to certain drivers of our net operating revenues:

	Three Months Ended
	March 31, 2018	December 31, 2017	Variance	% Variance

Consolidated:
Number of licensed beds at end of period	2,675	2,979	(304)	(10.2)%
Admissions	20,549	20,932	(383)	(1.8)%
Adjusted admissions	49,226	50,788	(1,562)	(3.1)%
Total surgeries	20,587	23,793	(3,206)	(13.5)%
Emergency room visits	153,797	155,746	(1,949)	(1.3)%
Medicare case mix index	1.44	1.45	(0.01)	(0.7)%

Same-facility:
Number of licensed beds at end of period	2,675	2,675	—	—%
Admissions	19,432	18,748	684	3.6%
Adjusted admissions	46,354	45,602	752	1.6%
Total surgeries	18,656	19,881	(1,225)	(6.2)%
Emergency room visits	140,881	136,953	3,928	2.9%
Medicare case mix index	1.43	1.42	0.01	0.7%

Net operating revenues for the three months ended March 31, 2018 decreased $28.3 million compared to the three months ended December 31, 2017, consisting of a $25.9 million decrease in net patient revenues and a $2.4 million decrease in non-patient revenues. Our decrease in net patient revenues consisted of a $9.7 million decline related to the Divestitures Group and a $16.2 million decline related to our Same-facility hospitals. Same-facility net patient revenues included $7.9 million of revenues from the California HQAF program recognized in the three months ended March 31, 2018 and $29.9 million of California HQAF revenues recognized in the three months ended December 31, 2017, a $22.0 million decline. The California HQAF revenues recognized in the fourth quarter of 2017 related to the full year 2017 as the program approval process by CMS was completed in the fourth quarter of 2017. Additionally, we recognized a $14.8 million reduction in Same-facility net patient revenues related to a change in estimate of the net realizable value of patient accounts receivable in the fourth quarter of 2017 with no comparable reduction in the first quarter of 2018. Excluding the declines in revenue from the California HQAF program and the change in estimate, Same-facility net patient revenues decreased $9.0 million. This decrease was driven by a decline in our overall acuity primarily from fewer surgeries, partially offset by an increase in volumes related to emergency visits and flu admissions. On a consolidated basis, admissions and adjusted admissions declined 1.8% and 3.1%, respectively, for the three months ended March 31, 2018 compared to the three months ended December 31, 2017. On a Same-facility basis, admissions and adjusted admissions increased 3.6% and 1.6%, respectively, when comparing these same periods.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands):

	Three Months Ended
	March 31, 2018	December 31, 2017	$ Variance	% Variance

Salaries and benefits	$247,000	$253,106	$(6,106)	(2.4)%
Hospital operations salaries and benefits	$223,096	$230,987	$(7,891)	(3.4)%
Hospital operations salaries and benefits per adjusted admission	$4,532	$4,548	$(16)	(0.4)%
Hospital operations man-hours per adjusted admission	109.9	108.6	1.4	1.3%

Salaries and benefits decreased $6.1 million for the three months ended March 31, 2018 compared to the three months ended December 31, 2017. Salaries and benefits declined $11.0 million related to the Divestitures Group, partially offset by increases of $3.2 million related to our Same-facility hospitals and $1.7 million related to our corporate office and QHR. These increases were primarily related to executive severance, merit increases at our facilities and an increase in health benefit costs.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended
	March 31, 2018	December 31, 2017	$ Variance	% Variance

Supplies	$58,886	$63,932	$(5,046)	(7.9)%
Supplies per adjusted admission	$1,196	$1,259	$(63)	(5.0)%

Supplies expense decreased $5.0 million for the three months ended March 31, 2018 when compared to the three months ended December 31, 2017. Supplies expense declined $3.8 million related to the Divestitures Group and declined $1.2 million related to our Same-facility hospitals.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Three Months Ended
	March 31, 2018	December 31, 2017	$ Variance	% Variance

Purchased services	$41,080	$38,556	$2,524	6.5%
Taxes and insurance	33,055	38,952	(5,897)	(15.1)%
Medical specialist fees	26,948	27,235	(287)	(1.1)%
Transition services agreements	15,117	15,734	(617)	(3.9)%
Repairs and maintenance	9,637	9,680	(43)	(0.4)%
Utilities	6,123	6,079	44	0.7%
Other miscellaneous operating expenses	20,778	20,433	345	1.7%
Total other operating expenses	$152,738	$156,669	$(3,931)	(2.5)%

Other operating expenses decreased $3.9 million for the three months ended March 31, 2018 compared to the three months ended December 31, 2017. Other operating expenses declined $3.0 million related to the Divestitures Group and $0.9 million related to our corporate office. Same-facility taxes and insurance declined $5.8 million associated with the California HQAF program; we recorded $2.1 million in the three months ended March 31, 2018 and $7.9 million in the three months ended December 31, 2017 which related to the entire 2017 year as the program approval process by CMS was completed in the fourth quarter of 2017. This decline was partially offset by increases in medical specialist fees resulting from renegotiated contracts related to emergency room services and subsidies to various third parties, including hospitalists, and increases in purchased services related to audit and consulting services. In addition, we are disputing in arbitration, among other issues and actions, certain charges and lack of performance of various obligations under the transition services agreements with our former Parent.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.5 million during the three months ended March 31, 2018 compared to the three months ended December 31, 2017. This decrease was primarily due to the overall reduction in our long-lived assets due to the divestiture and closure of three hospitals subsequent to the fourth quarter of 2017.

Rent

Rent expense decreased $1.1 million during the three months ended March 31, 2018 compared to the three months ended December 31, 2017. As a percentage of net operating revenues, rent expense was comparable for the respective periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned decreased $0.1 million during the three months ended March 31, 2018 compared to the three months ended December 31, 2017. See Note 2 — Basis of Presentation and Significant Accounting Policies in the accompanying financial statements for additional information on EHR.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs increased $3.9 million for the three months ended March 31, 2018 compared to the three months ended December 31, 2017. These costs included legal costs and related settlements, if any, related to regulatory claims, government investigations into reimbursement payments and other litigation matters. See Note 17 — Commitments and Contingencies in the accompanying financial statements for additional information on these matters.

Impairment of Long-Lived Assets and Goodwill

For the three months ended March 31, 2018, we recognized $39.8 million of impairment to long-lived assets which related to our evaluation of hospitals intended for divestiture as previously discussed. For the three months ended December 31, 2017, we recognized $25.8 million of impairment to long-lived assets including $23.7 million of property and equipment and $2.1 million of capitalized software costs related to certain hospitals which we have identified as potential divestiture candidates and for which we have received letters of intent.

Loss (Gain) on Sale of Hospitals, Net

For the three months ended March 31, 2018, we recognized a $(0.1) million gain on the sale of Vista West and recognized a $7.9 million loss on the sale of Clearview. For the three months ended December 31, 2017, we recognized a $0.1 million gain on the sale of hospitals, net primarily related to the sale of L.V. Stabler. See Note 4 — Divestitures in the accompanying financial statements for additional information on divestitures.

Loss on Closure of Hospitals, Net

For the three months ended March 31, 2018, we recognized a $13.7 million loss on closure of hospitals, net related to the closure of Affinity. We ceased operations at this hospital on February 11, 2018, but will have certain continuing closures costs during the wind-down period. See Note 4 — Divestitures in the accompanying financial statements for additional information on divestitures.

Interest Expense, Net

The following table provides information related to interest expense, net (dollars in thousands):

	Three Months Ended
	March 31, 2018	December 31, 2017	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$78	$99	$(21)	(21.2)%
Term Loan Facility	17,400	17,316	84	0.5%
ABL Credit Facility	328	347	(19)	(5.5)%
Senior Notes	11,613	11,630	(17)	(0.1)%
Amortization of debt issuance costs and discounts	2,106	2,678	(572)	(21.4)%
All other interest expense (income), net	(594)	(197)	(397)	201.5%
Total interest expense, net	$30,931	$31,873	$(942)	(3.0)%
Interest expense, net decreased $0.9 million for the three months ended March 31, 2018 compared to the three months ended December 31, 2017. The effective interest rates for our Term Loan Facility and Senior Notes were approximately 8.8% and 12.5% at both March 31, 2018 and December 31, 2017. See Liquidity and Capital Resources below and Note 7 — Long-Term Debt in the accompanying financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

We had an income tax provision of $0.4 million in the three months ended March 31, 2018 compared to an income tax benefit of $21.8 million in the three months ended December 31, 2017. Our effective tax rates were (0.4)% and 45.6% for the respective periods. The decrease in our effective tax rate for the three months ended March 31, 2018 when compared to the three months ended December 31, 2017 was primarily due the impact of the Tax Act that was signed into law on December 22, 2017 which provided for the recognition of a deferred tax benefit in the three months ended December 31, 2017 on both the release of valuation allowances related to certain deferred tax assets not previously expected to be realized in addition to the statutory rate reduction from 35% to 21%.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests decreased $0.3 million for the three months ended March 31, 2018 compared to the three months ended December 31, 2017. As a percentage of net operating revenues, it was comparable for the respective periods.

Liquidity and Capital Resources

Financial Outlook

Our primary sources of liquidity are cash flows from operations, proceeds from divestitures and available borrowing capacity under our revolving credit facilities. We believe that these amounts will be adequate to service our existing debt and finance internal growth and fund capital expenditures over the next 12 months and into the foreseeable future. Borrowings under our revolving credit facilities are intended to be used for working capital, capital expenditures and general corporate purposes. Our cash flows are negatively impacted by the significant amount of interest expense associated with the high debt leverage put in place to effect the Spin-off. Interest payments were $17.5 million and $15.5 million for the three months ended March 31, 2018 and 2017, respectively. In addition, two states in which we operate, California and Illinois, are historically slow payors on their Medicaid supplemental payment programs, and in the case of Illinois, the Medicaid managed care organizations and fee for service are also programs in which state reimbursements are typically slow. As of March 31, 2018, receivables outstanding under the California and Illinois state supplemental programs were $52.0 million and $12.3 million, respectively.

We perform an ongoing strategic review of our hospitals based upon an analysis of financial performance, current competitive conditions, market demographic and economic trends and capital allocation requirements. As part of this strategy, we engage in initiatives to divest or close underperforming hospitals and outpatient service facilities which, in turn, we believe will allow us to reduce our corporate indebtedness and refine our hospital portfolio to become a sustainable group of hospitals and outpatient service facilities with higher operating margins. To date we have had combined proceeds of $84.8 million, including $8.0 of cash in escrow, from the sale of two hospitals in 2018, five hospitals in 2017 and two hospitals in 2016, which have been used to pay down $74.9 million on our Term Loan Facility. We have targeted additional hospitals that we intend to divest or close by the end of 2019.

Statements of Cash Flows

In the three months ended March 31, 2018, we have reflected $8.0 million of cash received on the sale of Clearview as restricted cash. This portion of the proceeds is being held in an escrow account in accordance with the sales agreement until the final settlement occurs on a legal matter against Affinity, which occurred prior to the Spin-off and for which we were indemnified by CHS in the Spin-off. We expect this legal matter will not reach final settlement until greater than twelve months from now. As a result, we have classified the amount held in escrow in other long-term assets in our consolidated balance sheet.

The following table provides a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2018	2017	$ Variance

Net cash provided by (used in) operating activities	$(2,593)	$18,526	$(21,119)
Net cash provided by (used in) investing activities	23,787	(20,441)	44,228
Net cash provided by (used in) financing activities	13,680	66,002	(52,322)
Net change in cash, cash equivalents and restricted cash	$34,874	$64,087	$(29,213)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in our consolidated balance sheets to our consolidated statement of cash flows (dollars in thousands):

	March 31,		December 31,
	2018	2017	2017	2016

Cash and cash equivalents	$32,491	$89,542	$5,617	$25,455
Restricted cash included in other long-term assets	8,000	—	—	—
Cash, cash equivalents and restricted cash	$40,491	$89,542	$5,617	$25,455

Net cash used in operating activities was $2.6 million for the three months ended March 31, 2018 compared to net cash provided by operating activities of $18.5 million for the three months ended March 31, 2017, a decrease of $21.1 million. This decrease in cash flows from operating activities was primarily due to the divestitures activity since March 31, 2017 and to the closure of Affinity. We recorded $13.7 million of closure costs related to Affinity, of which approximately $5.3 million is considered non-cash. We own 28 hospitals as of March 31, 2018 compared to 35 hospitals as of March 31, 2017, which also impacted our net cash flows from operations when comparing these periods.

Net cash provided by investing activities was $23.8 million for the three months ended March 31, 2018 compared to net cash used in investing activities of $20.4 million for the three months ended March 31, 2017, a $44.2 million increase. Our expenditures for property and equipment decreased $8.7 million primarily due to reduced spending as a result of hospital divestitures and a $5.6 million reduction in spending on the patient tower and expanded surgical capacity capital project at our Springfield, Oregon hospital as we are nearing completion. In addition, we had proceeds of $38.7 million in the 2018 period from the sales of Clearview and Vista West compared to $4.3 million of proceeds from the sale of Cherokee in the 2017 period. Of the $37.4 million proceeds received on the sale of Clearview, $8.0 million is maintained in an escrow account, as previously discussed, and is reflected as restricted cash in our consolidated statement of cash flows. This restricted cash is recognized in other long-term assets in our consolidated balance sheet as of March 31, 2018.

Net cash provided by financing activities was $13.7 million and $66.0 million for the three months ended March 31, 2018 and 2017, respectively, a $52.3 million decrease. In the 2018 period, we had net borrowings on our ABL Credit Facility of $18.0 million, paid $2.3 million of debt issuance costs related to the CS Second Amendment, which was completed on March 14, 2018, and made $0.8 million of cash distributions to our noncontrolling interest partners. In the 2017 period, we had net borrowings on our Credit Facilities totaling $78.0 million, paid down $6.6 million on our Term Loan Facility utilizing proceeds from the sale of Barrow and made $3.8 million of cash distributions to our noncontrolling interest partners. Our debt repayments in both the three months ended March 31, 2018 and 2017, other than the Term Loan Facility payment from Barrow proceeds in the 2017 period, primarily related to capital lease obligations for buildings and equipment.

Capital Expenditures

Capital expenditures for property, equipment and software were $15.0 million and $24.7 million for the three months ended March 31, 2018 and 2017, respectively. In addition, we had $3.5 million and $6.8 million of capital expenditures related to property and equipment accrued in accounts payable at March 31, 2018 and 2017, respectively. Capital expenditures during the three months ended March 31, 2018 and 2017 primarily related to the patient tower and expanded surgical capacity project at our Springfield, Oregon hospital, as described below, and to purchases of equipment and minor renovations at our hospitals and investments in information systems infrastructure.

We are building a new patient tower and expanding the surgical capacity at our hospital in Springfield, Oregon. During the three months ended March 31, 2018 and 2017, we incurred costs of $6.1 million and $11.7 million, respectively, related to this project. As of March 31, 2018, we have incurred a total of $89.1 million of costs for this project. The total estimated cost for this project, including equipment costs, is estimated to be approximately $105 million. The project is expected to be completed in late 2018.

As of March 31, 2018, we have capital commitments related to certain other renovation projects that are expected to be completed in 2018. The total estimated costs for these projects are approximately $3.0 million.

Capital Resources

Our net working capital was $230.7 million and $220.8 million as of March 31, 2018 and December 31, 2017, respectively, a $9.9 million increase. This increase primarily related to the $29.4 million of proceeds received from the sale of Clearview on March 31, 2018. We had additional proceeds of $8.0 million from the sale of Clearview that are being held in an escrow account and are recorded as restricted cash in other long-term assets in our consolidated balance sheet as of March 31, 2018. In addition, we had an $11.6 million increase in accrued interest due to timing of interest payments on our Senior Notes. Our net working capital was further impacted by our divestiture activity.

Long-Term Debt

The following table provides a summary of activity related to our long-term debt (in thousands):

	Three Months Ended March 31, 2018
						Assets
	Total			Debt		Acquired	Total
	Debt at			Issuance		Under	Debt
	Beginning			Costs		Capital	at End
	of Period	Borrowings	Repayments	Payments	Amortization	Leases	of Period

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$—	$—	$—	$—	$—	$—
Term Loan Facility, maturing 2022	831,158	—	(135)	—	—	—	831,023
ABL Credit Facility, maturing 2021	—	132,000	(114,000)	—	—	—	18,000
Senior Notes, maturing 2023	400,000	—	—	—	—	—	400,000
Unamortized debt issuance costs and discounts	(42,934)	—	—	(2,268)	2,106	—	(43,096)
Capital lease obligations	24,411	—	(285)	—	—	—	24,126
Other debt	1,255	12	(207)	—	—	—	1,060
Total debt	1,213,890	132,012	(114,627)	(2,268)	2,106	—	1,231,113
Less: Current maturities of long-term debt	(1,855)						(1,771)
Total long-term debt	$1,212,035	$132,012	$(114,627)	$(2,268)	$2,106	$—	$1,229,342

The following table provides a summary of our long-term debt, allocated between fixed and variable debt (dollars in thousands):

	March 31, 2018
		% of
	$ Amount	Total Debt

Fixed	$425,186	33.4%
Variable	849,023	66.6%
Total debt, excluding unamortized debt issuance costs and discounts	$1,274,209	100.0%

Senior Credit Facility

In connection with the Spin-off, on April 29, 2016, we entered into a credit agreement, among us, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent. On April 11, 2017, we executed an agreement with our Senior Credit Facility lenders to amend certain provisions of our Senior Credit Facility, as described below. On March 14, 2018, we executed a second agreement with our Senior Credit Facility lenders to amend certain provisions of our Senior Credit Facility (the “CS Second Amendment”), as described below.

The CS Agreement initially provided for an $880 million senior secured term loan facility and a $100 million senior secured revolving credit facility. The Term Loan Facility was issued at a discount of $17.6 million, or 98% of par value, and has a maturity date of April 29, 2022, subject to customary acceleration events and repayment, extension or refinancing. The Revolving Credit Facility has a maturity date of April 29, 2021, subject to certain customary acceleration events and repayment, extension or refinancing. The CS Amendment reduced the Revolving Credit Facility’s borrowing capacity from $100 million to $87.5 million until December 31, 2017, at which time the borrowing capacity decreased to $75.0 million. The CS Second Amendment further reduced the Revolving Credit Facility’s capacity to $62.5 million through maturity, effective with the amendment executed on March 14, 2018.

The CS Agreement contains customary covenants, including a maximum permitted Secured Net Leverage Ratio, as determined based on 12 month trailing Consolidated EBITDA, as defined in the CS Agreement. On April 11, 2017, we executed the CS Amendment with our Senior Credit Facility lenders to amend the calculation of the Secured Net Leverage Ratio beginning July 1, 2017 through maturity, among other provisions. The CS Second Amendment, which was executed on March 14, 2018, amended the Secured Net Leverage Ratio for the period July 1, 2017 through maturity. As of March 31, 2018, we had a Secured Net Leverage Ratio of 3.96 to 1.00 implying additional borrowing capacity of $167.1 million as of March 31, 2018.

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

Prior to the CS Amendment, interest under the Term Loan Facility accrued, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%. Following the CS Amendment, interest under the Term Loan Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. The effective interest rate on the Term Loan Facility was 8.84% as of March 31, 2018. Interest on outstanding borrowings under the Revolving Credit Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS Amendment. The CS Second Amendment did not alter these provisions.

As of March 31, 2018, we had no borrowings outstanding on the Revolving Credit Facility and had $10.2 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation liability insurance as security for the payment of claims. As of March 31, 2018, we had a borrowing capacity under our Revolving Credit Facility of $52.3 million.

ABL Credit Facility

In connection with the Spin-off on April 29, 2016, we entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among us, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). As of March 31, 2018, we had $18.0 million outstanding on the ABL Credit Facility and borrowing capacity of $107.0 million.

On April 11, 2017, we executed an amendment to the UBS Agreement with its lender party thereto, which aligned the provisions of the UBS Agreement with the CS Amendment. There were no changes to the UBS Agreement that impact our interest or covenant calculations associated with the ABL Credit Facility.

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

Senior Notes

On April 22, 2016, we issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations guaranteed on a senior basis by certain of our subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which began on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months. The effective interest rate on the Senior Notes was 12.49% as of March 31, 2018.

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

The following table provides a summary of the redemption dates and prices related to the Senior Notes:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

The following table provides a summary of unamortized debt issuance costs and discounts follows (in thousands):

	March 31,	December 31,
	2018	2017

Debt issuance costs	$34,533	$32,265
Debt discounts	24,536	24,536
Total debt issuance costs and discounts at origination	59,069	56,801
Less: Amortization of debt issuance costs and discounts	(15,973)	(13,867)
Total unamortized debt issuance costs and discounts	$43,096	$42,934

Capital Lease Obligations and Other Debt

Our debt from capital lease obligations primarily relates to our corporate office in Brentwood, Tennessee. As of March 31, 2018, this capital lease obligation was $17.8 million. The remainder of our capital lease obligations primarily relate to property and equipment at our hospitals and QHR. Other debt consists of physician loans and miscellaneous notes payable to banks.

Debt Maturities

The following table provides a summary of our debt maturities for the next five years and thereafter (in thousands):

March 31, 2018

Remainder of 2018	$1,435
2019	1,446
2020	1,497
2021	3,194
2022	830,796
Thereafter	435,841
Total debt, excluding unamortized debt issuance costs and discounts	$1,274,209

Noncontrolling Interests and Redeemable Noncontrolling Interests

Our financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that we control. Accordingly, we have recorded noncontrolling interests in the earnings and equity of such entities. Certain of our consolidated subsidiaries have noncontrolling physician ownership interests with redemption features that require us to deliver cash upon the occurrence of certain events outside our control, such as the retirement, death, or disability of a physician-owner. We record the carrying amount of redeemable noncontrolling interests at the greater of: (1) the initial carrying amount increased or decreased for the noncontrolling interests' share of cumulative net income (loss), net of cumulative amounts distributed, if any, or (2) the redemption value. As of March 31, 2018, we had redeemable noncontrolling interests of $2.3 million and non-redeemable noncontrolling interests of $13.8 million that are included in our balance sheet.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. In connection with the Spin-off, on April 29, 2016, we entered into two credit agreements, the Senior Credit Facility and the ABL Credit Facility, that subject us to variable interest rates. As of March 31, 2018, we had outstanding principal amount of debt, excluding unamortized debt issuance costs and discounts, of $849.0 million which was subject to variable rates of interest. We had $18.0 million outstanding on the ABL Credit Facility as of March 31, 2018. If the interest rate on our variable rate long-term debt outstanding as of March 31, 2018, after taking into consideration the 1% floor on our Term Loan Facility, was 100 basis points higher for the year ended March 31, 2018, the additional interest expense impacting net income (loss) would have been $(8.7) million, or $(0.34) per basic and diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (principal executive officer) (“CEO”) and chief financial officer (principal financial officer) (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management, with the participation of our CEO and our CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15-15(e) of the Exchange Act, as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of the material weakness in our internal control over financial reporting described below. Notwithstanding such material weakness in internal control over financial reporting, our CEO and CFO have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, present fairly, in all material respects, our results of operations, financial position and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our 2017 Annual Report on Form 10-K, we identified a deficiency as it related to the controls intended to properly document and review on a timely basis our analysis of self-pay patient accounts receivable at a more comprehensive and disaggregated level related to our adoption of ASU 2014-09 Revenue from Contracts with Customers. We concluded that the deficiency constitutes a material weakness in our internal control over financial reporting. There were no material errors in the financial results or balances identified as a result of the control deficiency, and there was no restatement of prior period financial statements and no change in previously released financial results were required as a result of this control deficiency.

We have begun implementing a remediation plan to address the control deficiency that led to the material weakness. The remediation plan includes the following:

•

Strengthening our documentation for our self-pay and self-pay after insurance revenue as it relates to the adoption of ASC 2014-09, including obtaining additional resources as necessary to complete this documentation;

•

Implementing specific procedures related to the disaggregated analysis of the estimated transaction price, as determined by reducing our standard charges by any contractual adjustments, discounts and implicit price concessions, related to our self-pay and self-pay after insurance revenue that conforms to the requirements under ASC 2014-09; and

•

Implementing specific review procedures designed to enhance our controls over the preparation of the disaggregated estimated transaction price, as determined by reducing our standard charges by any contractual adjustments, discounts and implicit price concessions, related to our self-pay and self-pay after insurance revenue.

Management believes that the above measures will help to effectively remediate the control deficiency that gave rise to this material weakness. Our material weaknesses will not be considered remediated until new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively. We anticipate that this material weakness will be remediated by the end of 2018.

The Company can give no assurance that the measures it takes will remediate this material weakness or that additional material weaknesses will not arise in the future. Management will continue to assess the effectiveness of remediation efforts in connection with its evaluations of internal control over financial reporting. The Company will continue to monitor the effectiveness of these and other processes, procedures, and controls and will make any further changes management determines to be appropriate.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

We have included a discussion of legal proceedings below, some, or all, of which may not be required to be disclosed in this Part II, Item 1 under SEC rules due to the nature of our business; however, we believe that the discussion of these open legal matters may provide useful information to security holders or other readers of this Quarterly Report on Form 10-Q. The proceedings discussed below do not include claims and lawsuits covered by professional and general liability or employment practices insurance and risk retention programs, none of which claims or lawsuits would in any event be required to be disclosed in this Part II, Item 1 under SEC rules. The legal matters referenced below are also discussed in Note 17 – Commitments and Contingencies to the accompanying consolidated financial statements.

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

•

Blue Island, Illinois — Patient Status. On October 9, 2015, our hospital in Blue Island, Illinois received a CID from the Office of the United States Attorney in Chicago, Illinois concerning allegations of upcoding observation and other outpatient services and improperly falsifying inpatient admission orders. On April 2, 2018, QHC’s counsel was informed by the U.S. Attorney’s Office for the Northern District of Illinois that the United States was declining to intervene in a False Claims Act complaint filed against Metro South Medical Center. On April 9, 2018, the federal district court dismissed the qui tam lawsuit against the hospital.

Commercial Litigation and Other Lawsuits

•

Arbitration with Community Health Systems, Inc. On August 4, 2017, we received a demand for arbitration from CHS seeking payment of certain amounts that we have withheld pursuant to the Shared Services Transition Services Agreement (the “SSC TSA”) and the Computer and Data Processing Transition Services Agreement (the “IT TSA”). We contend that the amounts are not payable to CHS and were not properly billed by CHS under the agreements. The matter is pending before the American Arbitration Association. CHS seeks payment of approximately $10.6 million relating to these two transition service agreements. We intend to vigorously contest the charges as not payable to CHS under the transition service agreements and have made counterclaims that include, among other things, termination of the SSC TSA, a ruling that the IT TSA is terminable at our option (as described below), and substantial damages we believe we have suffered as a result of the transition service agreements and other actions taken by CHS in connection with the Spin-off. The arbitration has been scheduled for June 18-29, 2018. A decision is expected by early August 2018. Additionally, on March 19, 2018, we received notice from CHS that CHS was seeking to terminate, effective September 30, 2018, the SSC TSA and the IT TSA, as a result of alleged breaches by the Company of the agreements. The notice from CHS also provides an indication of CHS’s preference to terminate the Receivables Collection Agreement, the Eligibility Screening Services Agreement, and the Billing and Collection Agreement. On May 7, 2018, we requested that the arbitration panel review CHS’s actions in regard to the attempted terminations and determine that the September 30, 2018 termination date regarding the IT TSA was without effect. The effectiveness of the September 30, 2018 deadline for terminating the IT TSA will be litigated during the course of the arbitration. We are vigorously defending ourselves in this matter. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss because the parties are in discovery. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

Zwick Partners LP and Aparna Rao, Individually and On Behalf of All Others Similarly Situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller and Michael J. Culotta. On September 9, 2016, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against QHC and certain of our officers. The Amended Complaint, filed on September 13, 2017, purports to be brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of QHC between May 2, 2016 and August 10, 2016 and alleges that we and certain of our officers violated federal securities laws, including Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of our business, operations and compliance policies. On April 17, 2017, Plaintiff filed a Second Amended Complaint adding additional defendants, Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash. On June 23, 2017, we filed a motion to dismiss, which Plaintiffs opposed on August 22, 2017. On April 20, 2018, the Court denied our motion to dismiss. We are vigorously defending ourselves in this matter. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss because the motion to dismiss is still pending and discovery is stayed pending resolution of the motion to dismiss. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors discussed in the 2017 Annual Report on From 10-K.

Terminating or transitioning the services provided by the transition services agreements with CHS could result in additional costs and a risk of operational problems, delays in collections from payors, potential errors and possible control issues during the termination and transition processes, any of which could adversely affect our business, ability to provide patient services, results of operations, financial condition and cash flows.

Since the Spin-off with CHS in April 2016, we have outsourced to CHS, through various TSAs, certain services including, among others, services related to patient eligibility screening, billing, accounts receivable collections and other revenue management services and support, as well as information technology, payroll processing and other human resources functions. On August 4, 2017, we received a demand for arbitration from CHS seeking payment of certain amounts withheld by us pursuant to the Shared Services Transition Services Agreement (the “SSC TSA”) and the Computer and Data Processing Transition Services Agreement (the “IT TSA”). We contend that the amounts are not payable to CHS and were not properly billed by CHS under the agreements. The matter is pending before the American Arbitration Association, and CHS seeks payment of approximately $10.6 million relating to these two TSAs. We intend to vigorously contest the charges as not payable to CHS under the terms of the agreements and have made counterclaims that include, among other things, termination of the SSC TSA, a ruling that the IT TSA is terminable at our option (as described below), and substantial damages we believe we have suffered as a result of the TSAs and other actions taken by CHS in connection with the Spin-off. The arbitration has been scheduled for June 18-29, 2018. A decision is expected by early August 2018. Additionally, on March 19, 2018, we received notice from CHS that CHS was seeking to terminate, effective September 30, 2018, the SSC TSA and the IT TSA. The notice from CHS also provides an indication of CHS’s preference to terminate the Receivables Collection Agreement, the Eligibility Screening Services Agreement, and the Billing and Collection Agreement. On May 7, 2018, we requested that the arbitration panel review CHS’s actions in regard to the attempted terminations and determine that the September 30, 2018 termination date regarding the IT TSA was without effect. The effectiveness of the September 30, 2018 deadline for terminating the IT TSA will be litigated during the course of the arbitration.

Terminating or transitioning the services provided by the IT TSA in the timeframe specified by CHS presents significant risks, including disruption of our business and our ability to provide patient services. The termination of the various TSAs with CHS could result in additional costs, including, but not limited to, legal costs related to the above-referenced arbitration as well as increased operational costs as we seek to transition the services provided by CHS under the TSAs to the Company or third party service providers. The termination and transition process could also lead to delays in collections from payors, as well as potential errors and possible control issues. These risks may be increased in the event CHS is permitted to terminate the IT TSA prior to our desired timeline. In addition, if there are delays or difficulties in transitioning the services performed under the TSAs to the Company or third-party service providers, we may not be able to fully realize on a timely basis the economic and other benefits that we expect as a result of such termination and transition. The termination and transition of the TSAs could be expensive, require significant attention from management, may impose substantial demands on our operations or other projects, or create other operational or financial problems for us. All of these events or circumstances, among others, could have an adverse effect on our business, results of operations, financial position and cash flows, and they could harm our business reputation.

Item 6. Exhibits

No.	Description

10.1†

Separation and Release Agreement, dated January 30, 2018, by and between QHCCS, LLC d/b/a Quorum Health and Michael J. Culotta (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2018) (File No. 001-37550).

10.2†

Consultancy Agreement, dated January 30, 2018, by and between QHCCS, LLC and Michael J. Culotta (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2018) (File No. 001-37550).

10.3†

Employment Offer Letter, dated January 29, 2018, by and between Quorum Health Corporation and Alfred Lumsdaine (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2018) (File No. 001-37550).

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
Thomas D. Miller
President, Chief Executive Officer
and Director
(principal executive officer)

By:	/s/ Aldred Lumsdaine
Aldred Lumsdaine
Executive Vice President and
Chief Financial Officer
(principal financial officer and principal accounting officer)

By:	/s/ Stanley E. Hunt
Stanley E. Hunt
Senior Vice President and Corporate Controller

Date: May 09, 2018