Form 10-Q
period 2018-06-30
Quorum Health Corp
filed 2018-08-09
CIK 1650445

fSep2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 6, 2018, there were 30,890,995 shares outstanding of the registrant’s Common Stock.

QUORUM HEALTH CORPORATION

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Earnings per Share and Shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Operating revenues		$585,215		$1,173,160
Provision for bad debts		55,069		115,374
Net operating revenues	$472,632	530,146	$959,452	1,057,786
Operating costs and expenses:
Salaries and benefits	232,631	265,309	479,631	529,911
Supplies	52,897	64,112	111,783	127,934
Other operating expenses	144,456	157,613	297,194	321,037
Depreciation and amortization	17,142	20,586	35,403	42,706
Rent	11,358	12,152	23,890	24,254
Electronic health records incentives earned	(445)	(1,777)	(586)	(4,229)
Legal, professional and settlement costs	5,417	3,934	8,830	4,469
Impairment of long-lived assets and goodwill	—	12,900	39,760	16,200
Loss (gain) on sale of hospitals, net	307	(4,321)	8,122	(5,191)
Loss on closure of hospitals, net	3,338	—	17,084	—
Transaction costs related to the Spin-off	—	—	—	31
Total operating costs and expenses	467,101	530,508	1,021,111	1,057,122
Income (loss) from operations	5,531	(362)	(61,659)	664
Interest expense, net	31,926	30,458	62,857	57,988
Income (loss) before income taxes	(26,395)	(30,820)	(124,516)	(57,324)
Provision for (benefit from) income taxes	(454)	(245)	(88)	456
Net income (loss)	(25,941)	(30,575)	(124,428)	(57,780)
Less: Net income (loss) attributable to noncontrolling interests	665	55	1,146	411
Net income (loss) attributable to Quorum Health Corporation	$(26,606)	$(30,630)	$(125,574)	$(58,191)

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(0.92)	$(1.09)	$(4.37)	$(2.08)
Weighted-average shares outstanding:
Basic and diluted	28,995,564	28,145,215	28,726,445	27,977,738

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income (loss)	$(25,941)	$(30,575)	$(124,428)	$(57,780)
Amortization and recognition of unrecognized pension cost components, net of income taxes	(189)	120	(75)	242
Comprehensive income (loss)	(26,130)	(30,455)	(124,503)	(57,538)
Less: Comprehensive income (loss) attributable to noncontrolling interests	665	55	1,146	411
Comprehensive income (loss) attributable to Quorum Health Corporation	$(26,795)	$(30,510)	$(125,649)	$(57,949)

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value per Share and Shares)

	June 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$2,822	$5,617
Patient accounts receivable, net of allowance for doubtful accounts of $352,509 at December 31, 2017	327,480	343,145
Inventories	46,780	53,459
Prepaid expenses	25,364	21,167
Due from third-party payors	69,189	97,202
Current assets of hospitals held for sale	—	8,112
Other current assets	45,442	47,440
Total current assets	517,077	576,142
Property and equipment, at cost	1,335,404	1,405,184
Less: Accumulated depreciation and amortization	(730,623)	(729,905)
Total property and equipment, net	604,781	675,279
Goodwill	401,456	409,229
Intangible assets, net	53,445	64,850
Long-term assets of hospitals held for sale	—	7,734
Other long-term assets	87,824	95,607
Total assets	$1,664,583	$1,828,841

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,733	$1,855
Accounts payable	154,575	171,250
Accrued liabilities:
Accrued salaries and benefits	82,125	77,803
Accrued interest	10,221	10,466
Due to third-party payors	40,670	47,705
Current liabilities of hospitals held for sale	—	2,577
Other current liabilities	45,912	43,687
Total current liabilities	335,236	355,343
Long-term debt	1,197,679	1,212,035
Deferred income tax liabilities, net	7,799	7,774
Other long-term liabilities	130,163	137,954
Total liabilities	1,670,877	1,713,106
Redeemable noncontrolling interests	2,301	2,325
Equity:
Quorum Health Corporation stockholders' equity (deficit):
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value per share, 300,000,000 shares authorized; 30,898,710 shares issued and outstanding at June 30, 2018, and 30,294,895 shares issued and outstanding at December 31, 2017	3	3
Additional paid-in capital	552,511	549,610
Accumulated other comprehensive income (loss)	(2,031)	(1,956)
Accumulated deficit	(573,790)	(448,216)
Total Quorum Health Corporation stockholders' equity (deficit)	(23,307)	99,441
Nonredeemable noncontrolling interests	14,712	13,969
Total equity (deficit)	(8,595)	113,410
Total liabilities and equity	$1,664,583	$1,828,841

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

For the Six Months Ended June 30, 2018

(In Thousands, Except Shares)

		Quorum Health Corporation Stockholders' Equity
					Accumulated
	Redeemable			Additional	Other		Nonredeemable	Total
	Noncontrolling	Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Equity
	Interests	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	(Deficit)

Balance at December 31, 2017	$2,325	30,294,895	$3	$549,610	$(1,956)	$(448,216)	$13,969	$113,410
Comprehensive income (loss)	(338)	—	—	—	(75)	(125,574)	1,484	(124,165)
Stock-based compensation expense	—	929,016	—	5,220	—	—	—	5,220
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(325,201)	—	(1,943)	—	—	—	(1,943)
Cash distributions to noncontrolling investors	(62)	—	—	—	—	—	(741)	(741)
Adjustments to redemption values of redeemable noncontrolling interests	376	—	—	(376)	—	—	—	(376)
Balance at June 30, 2018	$2,301	30,898,710	$3	$552,511	$(2,031)	$(573,790)	$14,712	$(8,595)

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Six Months Ended June 30, 2017

(In Thousands, Except Shares)

		Quorum Health Corporation Stockholders' Equity
					Accumulated
	Redeemable			Additional	Other		Nonredeemable
	Noncontrolling	Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Total
	Interests	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Equity

Balance at December 31, 2016	$6,807	29,482,050	$3	$537,911	$(2,760)	$(334,026)	$14,441	$215,569
Comprehensive income (loss)	(1,127)	—	—	—	242	(58,191)	1,538	(56,411)
Stock-based compensation expense	—	1,033,324	—	5,328	—	—	—	5,328
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(217,850)	—	(1,489)	—	—	—	(1,489)
Cash distributions to noncontrolling investors	(42)	—	—	—	—	—	(3,809)	(3,809)
Adjustments to redemption values of redeemable noncontrolling interests	(24)	—	—	24	—	—	—	24
Balance at June 30, 2017	$5,614	30,297,524	$3	$541,774	$(2,518)	$(392,217)	$12,170	$159,212

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Cash flows from operating activities:
Net income (loss)	$(25,941)	$(30,575)	$(124,428)	$(57,780)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,142	20,586	35,403	42,706
Non-cash interest expense, net	2,723	700	4,534	1,430
Provision for (benefit from) deferred income taxes	(511)	(346)	25	255
Stock-based compensation expense	2,756	2,531	5,220	5,328
Impairment of long-lived assets and goodwill	—	12,900	39,760	16,200
Loss (gain) on sale of hospitals, net	307	(4,321)	8,122	(5,191)
Non-cash portion of loss on hospital closures	1,089	—	6,394	—
Changes in reserves for self-insurance claims, net of payments	4,355	7,042	10,380	11,254
Changes in reserves for legal, professional and settlement costs, net of payments	—	—	—	(3,651)
Other non-cash expense (income), net	56	47	7	5
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Patient accounts receivable, net	19,645	(13,186)	21,074	(30,349)
Due from and due to third-party payors, net	19,761	4,366	20,978	15,407
Inventories, prepaid expenses and other current assets	(1,519)	8,942	(229)	(7,732)
Accounts payable and accrued liabilities	(19,301)	(36,773)	(9,714)	1,292
Long-term assets and liabilities, net	(3,368)	606	(2,925)	1,871
Net cash provided by (used in) operating activities	17,194	(27,481)	14,601	(8,955)

Cash flows from investing activities:
Capital expenditures for property and equipment	(10,791)	(15,925)	(25,319)	(39,142)
Capital expenditures for software	(531)	(1,663)	(1,044)	(3,169)
Acquisitions, net of cash acquired	(26)	(1,887)	(58)	(1,887)
Proceeds from the sale of hospitals	507	15,874	39,170	20,156
Other investing activities, net	52	—	249	—
Net cash provided by (used in) investing activities	(10,789)	(3,601)	12,998	(24,042)

Cash flows from financing activities:
Borrowings under revolving credit facilities	115,000	130,000	247,000	302,000
Repayments under revolving credit facilities	(119,000)	(158,000)	(233,000)	(252,000)
Borrowings of long-term debt	55	72	67	72
Repayments of long-term debt	(30,820)	(4,738)	(31,447)	(11,847)
Payments of debt issuance costs	—	(2,891)	(2,268)	(2,938)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	(1,309)	(461)	(1,943)	(1,489)
Cash distributions to noncontrolling investors	—	(37)	(803)	(3,851)
Net cash provided by (used in) financing activities	(36,074)	(36,055)	(22,394)	29,947

Net change in cash, cash equivalents and restricted cash	(29,669)	(67,137)	5,205	(3,050)
Cash, cash equivalents and restricted cash at beginning of period	40,491	89,542	5,617	25,455
Cash, cash equivalents and restricted cash at end of period	$10,822	$22,405	$10,822	$22,405

Supplemental cash flow information:
Interest payments, net	$41,224	$51,104	$58,711	$66,572
Income tax payments, net of refunds	341	28	487	28
Non-cash purchases of property and equipment under capital lease obligations	—	54	—	54

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS AND SPIN-OFF

Description of the Business

The principal business of Quorum Health Corporation, a Delaware corporation, and its subsidiaries (collectively, “QHC” or the “Company”) is to provide hospital and outpatient healthcare services in its markets across the United States. As of June 30, 2018, the Company owned or leased a diversified portfolio of 28 hospitals in rural and mid-sized markets, which are located in 14 states and have a total of 2,649 licensed beds. The Company provides outpatient healthcare services through its hospitals and affiliated facilities, including urgent care centers, diagnostic and imaging centers, physician clinics and surgery centers. The Company’s wholly-owned subsidiary, Quorum Health Resources, LLC (“QHR”), provides hospital management advisory and healthcare consulting services to non-affiliated hospitals located throughout the United States. Over 95% of the Company’s net operating revenues are attributable to its hospital operations business.

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

Revenues and Accounts Receivable

Adoption of ASC Topic 606 “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”) using the modified retrospective method to all contracts existing on January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605. The key impacts on the Company’s consolidated financial statements include the following:

•

Prior to the adoption of ASC 606, a significant portion of the Company’s allowance for doubtful accounts related to amounts due from self-pay patients, as well as co-pays and deductibles owed to the Company by patients with insurance. Under ASC 606, the estimated allowance for these patients is generally considered a direct reduction to net operating revenues rather than as a provision for bad debts.

•

Prior to the adoption of ASC 606, the Company’s presentation and disclosure of net revenue by payor included the portion of the revenue related to co-pays and deductibles as third party revenues. Under ASC 606, the co-pays and deductibles portions of net revenue are classified as self-pay after insurance.

Revenue Recognition

The Company reports revenues from patient services at its hospitals and affiliated facilities at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient care. These amounts are due from patients, governmental programs and third-party payors such as Medicare, Medicaid, health maintenance organizations, preferred provider organizations, private insurers and others, and include variable consideration for retroactive revenue adjustments due to settlements of audits, reviews and investigations. Generally, the Company bills the patient and third-party payors several days after the services are performed or the patient is discharged. Revenue is recognized as the performance obligations are satisfied. Billings and collections are outsourced to CHS under the transition services agreements that were entered into in connection with the Spin-off. See Note 16 — Related Party Transactions for additional information on these agreements.

Performance obligations are determined based on the nature of the services provided by the Company. Revenue for performance obligations satisfied over time is recognized based on actual charges incurred in relation to total expected (or actual) charges for services anticipated to be provided. The Company believes that this method provides a faithful depiction of the transfer of services over the term of the performance obligation based on the inputs needed to satisfy the obligation. Generally, performance obligations satisfied over time relate to patients in the Company’s hospitals receiving inpatient acute care services. The Company measures the performance obligation from admission into the hospital to the point when it is no longer required to provide services to that patient, which is generally at the time of discharge. Revenue for performance obligations satisfied at a point in time is recognized when goods or services are provided and the Company does not believe it is required to provide additional goods or services to the patient.

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

The following table provides a summary of net operating revenues by payor source (dollars in thousands):

	Three Months Ended June 30,
	2018		2017
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$130,106	27.5%	$148,987	28.1%
Medicaid	87,141	18.4%	104,854	19.8%
Managed care and commercial plans	189,726	40.3%	203,087	38.3%
Self-pay and self-pay after insurance	42,288	8.9%	49,269	9.3%
Non-patient	23,371	4.9%	23,949	4.5%
Total net operating revenues	$472,632	100.0%	$530,146	100.0%

	Six Months Ended June 30,
	2018		2017
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$274,689	28.6%	$312,080	29.5%
Medicaid	172,244	18.0%	199,817	18.9%
Managed care and commercial plans	374,952	39.0%	398,683	37.6%
Self-pay and self-pay after insurance	91,972	9.6%	97,911	9.3%
Non-patient	45,595	4.8%	49,295	4.7%
Total net operating revenues	$959,452	100.0%	$1,057,786	100.0%

Revenues from Medicare Advantage Plans that are included in Medicare revenues in the table above were $30.0 million and $41.5 million for the three months ended June 30, 2018 and 2017, respectively, and $71.4 million and $86.4 million for the six months ended June 30, 2018 and 2017, respectively.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Government programs, including Medicare and Medicaid programs, which represent a large portion of the Company’s operating revenues, are highly complex programs to administer and are subject to interpretation of federal and state-specific reimbursement rates, new legislation and final cost report settlements. As a result of investigations by governmental agencies, various health care organizations have received requests for information and notices regarding alleged noncompliance with those laws and regulations. In some instances, these investigations have resulted in organizations entering into significant settlement agreements or findings of criminal and civil liability. Compliance with such laws and regulations may be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties, and potential exclusion from the related programs. There can be no assurance that regulatory authorities will not challenge the Company’s compliance with these laws and regulations, and it is not possible to determine the impact (if any) such claims or penalties would have on the Company.

Contractual adjustments, or differences in standard billing rates and the payments derived from contractual terms with governmental and non-governmental third-party payors, are recorded based on management’s best estimates in the period in which services are performed and a payment methodology is established with the patient. Recorded estimates for past contractual adjustments are subject to change, in large part, due to ongoing contract negotiations and regulation changes, which are typical in the U.S. healthcare industry. Revisions to estimates are recorded as contractual adjustments in the periods in which they become known and may be subject to further revisions. In addition, the contracts the Company has with commercial payors may provide for retroactive audit and review of claims. Subsequent changes in estimates for third-party payors that are determined to be the result of an adverse change in a payor’s ability to pay are recorded as bad debt expense. Bad debt expense for the three and six months ended June 30, 2018 was not material and is included in other operating expenses in the Company’s consolidated statement of income. Billing and collections are outsourced to CHS under certain transition services agreements that were put in place by CHS in connection with the Spin-off. The Company’s contractual adjustments are impacted by the timing and ability of CHS to monitor the classification and collection of the Company’s patient accounts receivable. Self-pay and other payor discounts are incentives offered by the Company to uninsured or underinsured patients and other payors to reduce their costs of healthcare services.

Third-Party Program Reimbursements

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical experience, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as new information becomes available, or as years are settled or are no longer subject to such audits, reviews, and investigations. Previous program reimbursements and final cost report settlements are included in due from and due to third-party payors in the consolidated balance sheets. Net adjustments arising from a change in the transaction price for estimated cost report settlements favorably (unfavorably) impacted net operating revenues by $(0.4) million and $1.4 million during the three months ended June 30, 2018 and 2017, respectively and $0.1 million and less than $(0.1) million during the six months ended June 30, 2018 and 2017, respectively.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the components of amounts due from and due to third-party payors (in thousands):

	June 30,	December 31,
	2018	2017

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$18,958	$17,383
State supplemental payment programs	50,231	79,819
Total amounts due from third-party payors	$69,189	$97,202

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$27,664	$33,163
State supplemental payment programs	13,006	14,542
Total amounts due to third-party payors	$40,670	$47,705

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

The following table provides a summary of the portion of Medicaid reimbursements included in the Company’s consolidated statements of income that are attributable to state supplemental payment programs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Medicaid revenues	$52,070	$46,381	$100,631	$91,678
Provider taxes and other expenses	17,051	17,230	36,195	34,123
Reimbursements attributable to state supplemental payment programs, net of expenses	$35,019	$29,151	$64,436	$57,555

The California Department of Health Care Services administers the Hospital Quality Assurance Fee (“HQAF”) program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients. Under Phase V of the program, covering the period from January 2017 through June 2019, the Company recognized $7.9 million of Medicaid revenues and $2.1 million of provider taxes for the three months ended June 30, 2018 and $15.8 million of Medicaid revenues and $4.2 million of provider taxes for the six months ended June 30, 2018. There were no corresponding amounts recognized in the three months and six months ended June 30, 2017. The revenues and fees for the full year 2017 were recognized in the fourth quarter of 2017 when CMS approved the program.

Self-Pay and Self-Pay After Insurance

Generally patients who are covered by third-party payors are responsible for related co-pays and deductibles, which vary in amount. The Company also provides services to uninsured patients, and offers those uninsured patients a discount, either by policy or law, from the Company’s standard charges. The Company estimates the transaction price for patients with co-pays and deductibles, and for uninsured patients based on historical collection experience and current market conditions. The initial estimate of the transaction price is determined by reducing the Company’s standard charges by any contractual adjustments, discounts, and implicit price concessions. Subsequent changes to the estimate of the transaction price, if any, are generally recorded as an adjustment to patient service revenue in the period of the change.

Charity Care

In the ordinary course of business, the Company provides services to patients who are financially unable to pay for hospital care. The related charges for those patients who are financially unable to pay that otherwise do not qualify for reimbursement from a governmental program are classified as charity care. The Company determines amounts that qualify for charity care primarily based on the patient’s household income relative to the poverty level guidelines established by the federal government. The Company’s policy is to not pursue collections for such amounts; therefore, the related charges are recorded in operating revenues at the standard billing rates and fully offset in contractual adjustments. The Company’s gross amounts of charity care revenues were $6.0 million and

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

$7.5 million for the three months ended June 30, 2018 and 2017, respectively, and $19.3 million and $20.0 million for the six months ended June 30, 2018 and 2017, respectively.

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
June 30, 2018

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

The Company has applied the practical expedient provided by FASB ASC 340-40-25-4 and all incremental customer contract acquisition costs are expensed as incurred, as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.

Concentration of Credit Risk

The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s hospitals and affiliated outpatient facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s markets and non-governmental third-party payors, Medicare represents a significant concentration of credit risk from payors. Accounts receivable, net of contractual adjustments, from Medicare were $60.9 million and $66.6 million, or 18.6% and 18.2% of total patient accounts receivable, net as of June 30, 2018 and December 31, 2017, respectively. Additionally, the Company believes Illinois Medicaid represents a concentration of credit risk to the Company due to the fiscal problems in the state of Illinois that affect the timing and extent of payments due to providers, which are administered by the state of Illinois under the Medicaid program. The Company’s accounts receivable, net of contractual adjustments, from Illinois Medicaid were $21.7 million and $28.8 million, or 6.6% and 7.9% of total patient accounts receivable, net as of June 30, 2018 and December 31, 2017, respectively. The Company’s state supplemental program receivables from Illinois Medicaid were $7.5 million and $22.9 million, or 10.9% and 23.5% of total due from third-party payors, as of June 30, 2018 and December 31, 2017, respectively. The Company’s state supplemental program receivables

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

from California Medicaid were $30.8 million and $48.4 million, or 44.5% and 49.8% of total due from third-party payors, as of June 30, 2018 and December 31, 2017, respectively.

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

The following table provides a summary of the states in which the Company generates more than 5% of its total net patient revenues as determined in each period (dollars in thousands):

	Number of	Six Months Ended June 30,
	Hospitals at	2018		2017
	June 30, 2018	$ Amount	% of Total	$ Amount	% of Total

Illinois	8	$373,372	40.9%	$379,420	37.6%
Oregon	1	116,013	12.7%	103,175	10.2%
California	2	89,972	9.8%	74,675	7.4%
Kentucky	3	58,115	6.4%	56,833	5.6%

Other Operating Expenses

The following table provides a summary of the major components of other operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Purchased services	$37,502	$43,843	$78,582	$89,439
Taxes and insurance	33,627	33,610	66,682	67,853
Medical specialist fees	26,433	28,888	53,381	57,351
Transition services agreements	14,066	15,986	29,183	32,268
Repairs and maintenance	9,060	9,759	18,697	21,202
Utilities	5,592	6,727	11,715	13,392
Other miscellaneous operating expenses	18,176	18,800	38,954	39,532
Total other operating expenses	$144,456	$157,613	$297,194	$321,037

The Company records costs associated with the transition services agreements and other ancillary agreements with CHS in accordance with the terms of these agreements. These costs, which primarily include the costs of providing information technology, patient billing and collections and payroll services, are included in “Transition services agreements” in the table above.

See Note 16 — Related Party Transactions and Note 17 — Commitments and Contingencies for additional information on the transition services agreements with CHS.

General and Administrative Costs

Substantially all of the Company’s operating costs and expenses are “cost of revenues” items. Operating expenses that could be classified as general and administrative by the Company are costs related to corporate office functions, including, but not limited to tax, treasury, audit, risk management, legal, investor relations and human resources. These costs primarily consist of salaries and benefits expenses associated with these corporate office functions. General and administrative costs of the Company were $20.0 million and $14.5 million during the three months ended June 30, 2018 and 2017, respectively, and $34.9 million and $30.1 million during the six months ended June 30, 2018 and 2017, respectively. General and administrative costs of the Company include severance costs related to headcount reductions at the corporate office of $2.7 million and $0.6 million during the three months ended June 30, 2018 and 2017, respectively, and $4.6 million and $0.6 million during the six months ended June 30, 2018 and 2017, respectively.

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

The Company incurs both capital expenditures and operating expenses in connection with the implementation of EHR technology initiatives. The amounts and timing of these expenditures does not directly correlate with the timing of the Company’s receipt or recognition of EHR incentive payments as earned. The Company is nearing completion of its full implementation of certified EHR, and therefore, its EHR incentive payments are declining and will ultimately end. The Company recognized EHR incentives earned of $0.4 million and $1.8 million for the three months ended June 30, 2018 and 2017, respectively, and $0.6 million and $4.2 million for the six months ended June 30, 2018 and 2017, respectively, which are recorded as a reduction to operating expenses in the Company’s consolidated statements of income.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs in the Company’s consolidated statements of income primarily include legal costs and related settlements, if any, associated with arbitration costs, regulatory claims, government investigations into reimbursement payments and other litigation matters.

Loss (Gain) on Sale of Hospitals, Net

Loss (gain) on sale of hospitals, net relates to the Company’s divestiture of hospitals and outpatient facilities. It is calculated as the difference between the cash proceeds from the sale and the carrying values of the associated net assets sold at the date of sale, less certain incremental direct selling costs.

Loss on Closure of Hospitals, Net

Loss on closure of hospitals, net relates to costs incurred by the Company for closure of hospitals and outpatient facilities, and includes severance, loss on disposal of property and equipment, write-down of assets, legal costs and other costs incurred by the Company during the closure.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Restricted Cash

Restricted cash consists of cash included in escrow accounts that are utilized to secure the Company’s indemnification obligations under purchase agreements related to the sale of hospitals. The Company expects these obligations will be settled more than twelve months into the future. As a result, the Company’s restricted cash is recorded in other long-term assets in the consolidated balance sheet as of June 30, 2018.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Company’s consolidated balance sheets to the combined total as reported in the Company’s consolidated statements of cash flows (dollars in thousands):

	June 30,	December 31,
	2018	2017

Cash and cash equivalents	$2,822	$5,617
Restricted cash included in other long-term assets	8,000	—
Cash, cash equivalents and restricted cash	$10,822	$5,617

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Other Current Liabilities

Other current liabilities consists of the current portion of professional and general liability insurance reserves, including the portion indemnified by CHS in connection with the Spin-off, as well as property tax accruals, legal accruals, deferred revenue related to EHR incentives, physician guarantee liabilities and other miscellaneous current liabilities.

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

Self-Insured Employee Health Benefits

The Company is self-insured for substantially all of the medical benefits of its employees. The Company maintains a liability for its current estimate of incurred but not reported employee health claims based on historical claims data provided by third-party

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

administrators. The undiscounted reserve for self-insured employee health benefits was $8.1 million and $8.8 million as of June 30, 2018 and December 31, 2017, respectively, and is included in accrued salaries and benefits in the consolidated balance sheets. Expense each period is based on the actual claims received during the period plus the impact of any adjustment to the liability for incurred but not reported employee health claims.

Noncontrolling Interests and Redeemable Noncontrolling Interests

The Company’s consolidated financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that it controls. Certain of the Company’s consolidated subsidiaries have noncontrolling physician ownership interests with redemption features that require the Company to deliver cash upon the occurrence of certain events outside of its control, such as the retirement, death, or disability of a physician-owner. The carrying amount of redeemable noncontrolling interests is recognized in the Company’s consolidated balance sheets at the greater of: (1) the initial carrying amount of these investments, increased or decreased for the noncontrolling interests' share of cumulative net income (loss), net of cumulative amounts distributed to the noncontrolling interest partners, if any, or (2) the redemption value of the investments held by the noncontrolling interest partners.

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

Stock-Based Compensation

The Company issues restricted stock awards to key employees and directors under the Quorum Health Corporation 2016 Stock Award Plan (the “2016 Stock Award Plan”). The Company recognizes compensation expense over each of the restricted stock award’s requisite service periods based on the estimated grant date fair value of each restricted stock award. See Note 14 — Stock-Based Compensation for additional information related to stock-based compensation.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

New Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, which allows for reclassification from accumulated other comprehensive income to retained earnings of the stranded tax effects in accumulated other comprehensive income resulting from the enactment of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) and corresponding accounting treatment recorded in the fourth quarter of 2017. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. The Company does not anticipate that the adoption of this standard would have a significant impact on its consolidated balance sheet.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Accounting for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. This ASU instead permits an entity to recognize goodwill impairment as the excess of a reporting unit’s carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment over goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The ASU is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact this guidance may have on its consolidated results of operations, financial position and cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the accounting for leases and requires the rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Under ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842) Targeted Improvements, which allows lessees and lessors to recognize and measure leases at the beginning of the period of adoption without modifying the comparative period financial statements. The Company expects to adopt this ASU on January 1, 2019 and the Company intends to use the retrospective method as of the period of adoption rather than the earliest period presented. The Company anticipates that the adoption of ASU 2016-02 will result in a material increase in both total assets and total liabilities reflected on the balance sheets upon the recognition of right-of-use assets and obligations for leases currently classified as operating leases. The Company plans to elect the practical expedients upon adoption that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of this standard. The Company does not anticipate that

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

the adoption of this standard will have any impact on its compliance with existing debt covenants due to the exclusion of new GAAP standards from these covenant calculations. The Company has engaged outside consultants to assist in the process of accounting for the balance sheet impact of its existing leases, implementation of new lease accounting software and evaluating the impact that the adoption of this standard will have on the Company’s policies, procedures, financial disclosures and control framework. The Company is additionally evaluating any modifications to its leasing strategy in response to the requirements of this standard.

NOTE 3 – IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

During the three months ended June 30, 2018, the Company evaluated the fair value of hospitals intended for divestiture. In connection with this evaluation, the Company determined there were no indicators of impairment as of June 30, 2018.

During the three months ended March 31, 2018, the Company evaluated the fair value of hospitals intended for divestiture. In connection with this evaluation, the Company recognized long-lived asset impairment of $39.8 million during the three months ended March 31, 2018, which consisted of $34.7 million of property and equipment and $5.1 million of capitalized software costs.

During the three months ended June 30, 2017, the Company evaluated the fair value of hospitals classified as held for sale and other hospitals intended for potential divestiture. In connection with this evaluation, the Company recognized $12.9 million of impairment to property and equipment during the three months ended June 30, 2017.

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

NOTE 4 –DIVESTITURES

Clearview Regional Medical Center

On March 31, 2018, the Company sold 77-bed Clearview Regional Medical Center and its affiliated facilities (“Clearview”), located in Monroe, Georgia, for proceeds of $37.4 million, of which $8.0 million was placed in an escrow account subject to resolution of certain outstanding litigation initiated before the Spin-off and for which CHS agreed to indemnify the Company for the resulting liability. For the three months ended June 30, 2018 and 2017, the Company’s operating results included pre-tax losses of $0.4 million and $1.4 million, respectively, related to Clearview, and pre-tax losses of $3.6 million and $1.6 million for the six months ended June 30, 2018 and 2017, respectively. In addition to the above, the Company recorded a $7.9 million loss on the sale of Clearview in the six months ended June 30, 2018 which includes a write-off of allocated goodwill of $9.4 million.

Vista Medical Center West

On March 1, 2018, the Company sold 70-bed Vista Medical Center West and its affiliated facilities (“Vista West”), located in Waukegan, Illinois, for proceeds of $1.2 million. For the three months ended June 30, 2018 and 2017, the Company’s operating results included pre-tax losses of $0.9 million and $1.3 million, respectively, related to Vista West, and pre-tax losses of $0.8 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively. In addition to the above, the Company recorded a $0.2 million loss on the sale of Vista West in the six months ended June 30, 2018.

Affinity Medical Center

On January 5, 2018, the Company announced plans to close Affinity Medical Center (“Affinity”) located in Massillon, Ohio. Subsequent to January 5, 2018, the Company’s affiliates entered into an agreement with the City of Massillon related to the closure whereby all of the owned real property and a portion of the related tangible assets located at the hospital would be transferred to the City of Massillon in exchange for nominal consideration and the City of Massillon’s assumption of certain ongoing real property lease obligations and equipment lease obligations. Operations ceased on February 11, 2018 and the Company transferred the agreed-upon assets to the City of Massillon on May 16, 2018. For the three months ended June 30, 2018 and 2017, the Company’s operating results included pre-tax losses of $4.7 million and $1.9 million respectively, related to Affinity, and pre-tax losses of $24.4 million and $6.1 million for the six months ended June 30, 2018 and 2017, respectively. Included in the pre-tax loss for the six months ended June 30, 2018 are $17.1 million of closure costs related to the closure of Affinity which include $8.0 million of severance and salary continuation costs, $5.0 million in losses associated with the disposal of assets that have no future value to the Company and $4.1 million of other costs and fees related to termination of contracts and other miscellaneous items. The Company anticipates that in 2018

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

it will incur costs, beyond those already incurred, of approximately $0.5 million to $1.0 million related to the wind down and transfer of assets. In addition, beyond 2018, the Company is obligated to maintain health records for approximately 19 years with an estimated annual cost of $0.3 million.

NOTE 5 – PROPERTY AND EQUIPMENT

The following table provides a summary of the components of property and equipment (in thousands):

	June 30,	December 31,
	2018	2017

Property and equipment, at cost:
Land and improvements	$62,658	$70,731
Building and improvements	736,887	790,619
Equipment and fixtures	515,485	529,150
Construction in progress	20,374	14,684
Total property and equipment, at cost	1,335,404	1,405,184
Less: Accumulated depreciation and amortization	(730,623)	(729,905)
Total property and equipment, net	$604,781	$675,279

Depreciation expense was $12.2 million and $14.8 million for the three months ended June 30, 2018 and 2017, respectively, and $25.2 million and $30.5 million for the six months ended June 30, 2018 and 2017, respectively. See Note 6 — Goodwill and Intangible Assets for information on amortization expense related to leasehold improvements and property and equipment held under capital lease obligations. The total amount of assets held under capital lease obligations, at cost, was $29.2 million at both June 30, 2018 and December 31, 2017. The total amount of assets held under capital lease obligations, net of accumulated amortization was $24.6 million and $25.6 million at June 30, 2018 and December 31, 2017, respectively.

Purchases of property and equipment accrued in accounts payable were $4.7 million and $6.8 million as of June 30, 2018 and December 31, 2017, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table provides a summary of changes in goodwill (in thousands):

Six Months Ended
June 30, 2018

Balance at beginning of period	$409,229
Acquisitions	30
Divestitures	(9,396)
Reclasses from held for sale	1,593
Balance at end of period	$401,456

Goodwill related to the Company’s hospital operations reporting unit was $368.1 million and $375.9 million as of June 30, 2018 and December 31, 2017, respectively. Goodwill related to the Company’s hospital management advisory and consulting services reporting unit was $33.3 million at both June 30, 2018 and December 31, 2017.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Intangible Assets

The following table provides a summary of the components of intangible assets (in thousands):

	June 30,	December 31,
	2018	2017

Finite-lived intangible assets:
Capitalized software costs:
Cost	$150,225	$159,449
Accumulated amortization	(112,296)	(111,661)
Capitalized software costs, net	37,929	47,788
Physician guarantee contracts:
Cost	6,536	7,489
Accumulated amortization	(3,860)	(4,290)
Physician guarantee contracts, net	2,676	3,199
Other finite-lived intangible assets:
Cost	43,262	43,376
Accumulated amortization	(35,554)	(34,668)
Other finite-lived intangible assets, net	7,708	8,708
Total finite-lived intangible assets
Cost	200,023	210,314
Accumulated amortization	(151,710)	(150,618)
Total finite-lived intangible assets, net	$48,313	$59,696

Indefinite-lived intangible assets:
Tradenames	$4,000	$4,000
Licenses and other indefinite-lived intangible assets	1,132	1,154
Total indefinite-lived intangible assets	$5,132	$5,154

Total intangible assets:
Cost	$205,155	$215,468
Accumulated amortization	(151,710)	(150,618)
Total intangible assets, net	$53,445	$64,850

As of June 30, 2018, the Company had $0.9 million of capitalized software costs that are currently in the development stage. Amortization of these costs will begin once the software projects are complete and ready for their intended use.

Amortization Expense

The following table provides a summary of the components of amortization expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Amortization of finite-lived intangible assets:
Capitalized software costs	$2,775	$3,796	$6,098	$8,539
Physician guarantee contracts	916	599	1,446	1,156
Other finite-lived intangible assets	507	556	1,014	1,126
Total amortization expense related to finite-lived intangible assets	4,198	4,951	8,558	10,821
Amortization of leasehold improvements and property and equipment assets held under capital lease obligations	783	882	1,676	1,338
Total amortization expense	$4,981	$5,833	$10,234	$12,159

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of June 30, 2018, the weighted-average remaining amortization period of the Company’s intangible assets subject to amortization, except for capitalized software costs and physician guarantee contracts, was approximately 4.3 years.

NOTE 7 – LONG-TERM DEBT

The following table provides a summary of the components of long-term debt (in thousands):

	June 30,	December 31,
	2018	2017

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$—
Term Loan Facility, maturing 2022	800,696	831,158
ABL Credit Facility, maturing 2021	14,000	—
Senior Notes, maturing 2023	400,000	400,000
Unamortized debt issuance costs and discounts	(40,032)	(42,934)
Capital lease obligations	23,848	24,411
Other debt	900	1,255
Total debt	1,199,412	1,213,890
Less: Current maturities of long-term debt	(1,733)	(1,855)
Total long-term debt	$1,197,679	$1,212,035
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

The CS Agreement contains customary covenants, including a maximum permitted Secured Net Leverage Ratio, as determined based on 12 month trailing Consolidated EBITDA, as defined in the CS Agreement. On April 11, 2017, the Company executed the CS Amendment with its Senior Credit Facility lenders to amend the calculation of the Secured Net Leverage Ratio beginning July 1, 2017 through maturity, among other provisions. In addition, the CS Amendment raised the minimum Secured Net Leverage Ratio required for the Company to remain in compliance for certain periods, and also changed the calculation of compliance for specified periods. The CS Second Amendment amended the Secured Net Leverage Ratio for the period July 1, 2017 through maturity. As of June 30, 2018, the Company had a Secured Net Leverage Ratio of 4.17 to 1.00 implying additional borrowing capacity of $116.9 million as of June 30, 2018.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Prior to the CS Amendment, interest under the Term Loan Facility accrued, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%. Following the CS Amendment, interest under the Term Loan Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. The effective interest rate on the Term Loan Facility was 9.18% as of June 30, 2018. Interest under the Revolving Credit Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS Amendment and the CS Second Amendment.

Borrowings from the Revolving Credit Facility are used for working capital and general corporate purposes. As of June 30, 2018, the Company had no borrowings outstanding under the Revolving Credit Facility and had $13.1 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation liability insurance as security for the payment of claims. As of June 30, 2018, the Company had borrowing capacity under its Revolving Credit Facility of $49.4 million.

ABL Credit Facility

In connection with the Spin-off, on April 29, 2016, the Company entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among the Company, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). The available borrowings from the ABL Credit Facility, which are based on eligible patient accounts receivable, are used for working capital and general corporate purposes. As of June 30, 2018, the Company had $14.0 million outstanding on the ABL Credit Facility and borrowing capacity of $111.0 million.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Senior Notes

On April 22, 2016, the Company issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations of the Company guaranteed on a senior basis by certain of the Company’s subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months. The effective interest rate on the Senior Notes was 12.49% as of June 30, 2018.

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

The following table provides a summary of the redemption dates and prices related to the Senior Notes:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

The following table provides a summary of unamortized debt issuance costs and discounts (in thousands):

	June 30,	December 31,
	2018	2017

Debt issuance costs	$34,533	$32,265
Debt discounts	24,536	24,536
Total debt issuance costs and discounts at origination	59,069	56,801
Less: Amortization of debt issuance costs and discounts	(19,037)	(13,867)
Total unamortized debt issuance costs and discounts	$40,032	$42,934

Capital Lease Obligations and Other Debt

The Company’s debt arising from capital lease obligations primarily relates to its corporate office in Brentwood, Tennessee. As of June 30, 2018 and December 31, 2017, this capital lease obligation was $17.6 million and $17.9 million, respectively. The remainder of the Company’s capital lease obligations relate to property and equipment at its hospitals and QHR. Other debt consists of physician loans and miscellaneous notes payable to banks.

Debt Maturities

The following table provides a summary of debt maturities for the next five years and thereafter (in thousands):

June 30, 2018

Remainder of 2018	$1,038
2019	1,430
2020	1,488
2021	1,556
2022	802,092
Thereafter	431,840
Total debt, excluding unamortized debt issuance costs and discounts	$1,239,444

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Interest Expense, Net

The following table provides a summary of the components of interest expense, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Senior Credit Facility:
Revolving Credit Facility	$64	$192	$142	$331
Term Loan Facility	17,653	16,642	35,053	31,283
ABL Credit Facility	511	613	839	869
Senior Notes	11,626	11,629	23,239	23,255
Amortization of debt issuance costs and discounts	3,064	2,224	5,170	4,204
All other interest expense (income), net	(992)	(842)	(1,586)	(1,954)
Total interest expense, net from long-term debt	$31,926	$30,458	$62,857	$57,988

NOTE 8 – OTHER LONG-TERM ASSETS AND OTHER LONG-TERM LIABILITIES

The following table provides a summary of the components of other long-term assets (in thousands):

	June 30,	December 31,
	2018	2017

Receivable for professional and general liability insurance reserves indemnified by CHS	$35,128	$44,377
Receivable for workers' compensation liability insurance reserves indemnified by CHS	13,218	14,545
Assets of Nonqualified Deferred Compensation Plan	18,911	23,052
Restricted cash	8,000	—
Other miscellaneous long-term assets	12,567	13,633
Total other long-term assets	$87,824	$95,607

The following table provides a summary of the components of other long-term liabilities (in thousands):

	June 30,	December 31,
	2018	2017

Professional and general liability insurance reserves	$77,735	$76,993
Workers' compensation liability insurance reserves	18,504	18,558
Benefit plan liabilities	28,878	36,103
Deferred rent	3,142	4,268
Other miscellaneous long-term liabilities	1,904	2,032
Total other long-term liabilities	$130,163	$137,954

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the carrying amounts and estimated fair values of the Company’s long-term debt (in thousands):

	June 30, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Revolving Credit Facility	$—	$—	$—	$—
Term Loan Facility	800,696	815,213	831,158	838,954
ABL Credit Facility	14,000	14,000	—	—
Senior Notes	400,000	400,672	400,000	393,396
Other debt	24,748	24,748	25,666	25,666
Total debt, excluding unamortized debt issuance costs and discounts	$1,239,444	$1,254,633	$1,256,824	$1,258,016

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

NOTE 10 – EQUITY

Preferred Stock

In connection with the Spin-off, the Company authorized 100,000,000 shares of preferred stock, par value of $0.0001 per share. No shares have been issued as of June 30, 2018. The Board has the discretion, subject to limitations prescribed by Delaware law and by its amended and restated certificate of incorporation, to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock, when and if issued.

Common Stock

In connection with the Spin-off, the Company authorized 300,000,000 shares of common stock, par value of $0.0001 per share, and issued 28,412,054 shares of common stock on April 29, 2016 to CHS stockholders of record on the Record Date, or April 22, 2016. The common stock began trading on the NYSE on May 2, 2016 under the ticker symbol “QHC.” As of June 30, 2018 and December 31, 2017, the Company had 30,898,710 shares and 30,294,895 shares, respectively, of common stock issued and outstanding.

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

On December 22, 2017, the Tax Act was enacted, significantly decreasing the U.S. federal income tax rate from 35% to 21% for corporations effective January 1, 2018. As a result, The Company remeasured its deferred tax assets, liabilities and related valuation allowances as of the date of enactment. This remeasurement yielded a one-time benefit of approximately $24.0 million due to the lower income tax rate in the fourth quarter of 2017. Given the substantial changes associated with the Tax Act, the estimated financial impacts for 2017 are provisional and subject to further interpretation and clarification of the Tax Act during 2018.

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

The Company’s effective tax rates were 1.7% and 0.8% for the three months ended June 30, 2018 and 2017, respectively, and 0.1% and (0.8)% for the six months ended June 30, 2018 and 2017, respectively. The increase in the Company’s effective tax rate for the three and six months ended June 30, 2018, when compared to the three and six months ended June 30, 2017, was primarily due to the disposal of certain indefinite lived assets and the change in expected realization of deferred tax assets under the new law established by the Tax Act.

The Company’s deferred income tax liabilities, net were $7.8 million as of both June 30, 2018 and December 31, 2017. The change in deferred taxes was flat during the six months ended June 30, 2018 when compared to December 31, 2017. The change was a result of an increase in deferred tax liabilities during the period due to tax deductible amortization on indefinite lived intangibles including goodwill and the reclassification of refundable AMT credit, which was offset by a decrease in deferred tax liabilities due to the impairment and disposal of certain indefinite-lived intangible assets during the period.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records income tax benefits for all tax years subject to examination based on management’s evaluation of the facts, circumstances, and information available at the reporting date. The Company is not aware of any unrecognized tax benefits; therefore, it has not recorded any such amounts for the three and six months ended June 30, 2018 and 2017.

NOTE 12 – EARNINGS PER SHARE

The following table provides a summary of the computation of basic and diluted earnings (loss) per share (in thousands, except earnings per share and shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Numerator:
Net income (loss)	$(25,941)	$(30,575)	$(124,428)	$(57,780)
Less: Net income (loss) attributable to noncontrolling interests	665	55	1,146	411
Net income (loss) attributable to Quorum Health Corporation	$(26,606)	$(30,630)	$(125,574)	$(58,191)
Denominator:
Weighted-average shares outstanding - basic and diluted	28,995,564	28,145,215	28,726,445	27,977,738

Earnings (loss) per share attributable to Quorum Health Corporation stockholders - basic and diluted	$(0.92)	$(1.09)	$(4.37)	$(2.08)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Due to the net loss attributable to Quorum Health Corporation in the three and six months ended June 30, 2018 and 2017, no incremental shares are included in diluted earnings (loss) per share for these periods because the effect of the incremental shares would be anti-dilutive.

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

The following tables provide a summary of financial information related to the Company’s reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net operating revenues:
Hospital operations	$453,660	$509,118	$920,826	$1,015,536
QHR operations	18,620	20,315	38,208	40,891
All other	352	713	418	1,359
Total net operating revenues	$472,632	$530,146	$959,452	$1,057,786

Adjusted EBITDA:
Hospital operations	$44,035	$41,536	$70,318	$79,002
QHR operations	4,451	6,316	8,803	10,457
All other	(12,163)	(13,422)	(24,378)	(28,887)
Total Adjusted EBITDA	$36,323	$34,430	$54,743	$60,572

	June 30,	December 31,
	2018	2017

Assets:
Hospital operations	$1,527,514	$1,687,576
QHR operations	59,192	61,752
All other	77,877	79,513
Total assets	$1,664,583	$1,828,841

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Adjusted EBITDA	$36,323	$34,430	$54,743	$60,572
Interest expense, net	(31,926)	(30,458)	(62,857)	(57,988)
(Provision for) benefit from income taxes	454	245	88	(456)
Depreciation and amortization	(17,142)	(20,586)	(35,403)	(42,706)
Legal, professional and settlement costs	(5,417)	(3,934)	(8,830)	(4,469)
Impairment of long-lived assets and goodwill	—	(12,900)	(39,760)	(16,200)
Loss (gain) on sale of hospitals, net	(307)	4,321	(8,122)	5,191
Loss on closure of hospitals, net	(3,338)	—	(17,084)	—
Transition of transition services agreements	(520)	—	(1,237)	—
Transaction costs related to the Spin-off	—	—	—	(31)
Post-spin headcount reductions and executive severance	(4,068)	(1,693)	(5,966)	(1,693)
Net income (loss)	$(25,941)	$(30,575)	$(124,428)	$(57,780)

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

The following table provides a summary of the activity related to unvested QHC restricted stock awards held by QHC and CHS employees during the six months ended June 30, 2018 that were distributed in the Spin-off (in shares):

QHC Awards Distributed in Spin-off

Unvested restricted stock awards at December 31, 2017	266,880
Vested	(136,562)
Forfeited	(48,467)
Unvested restricted stock awards at June 30, 2018	81,851

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the activity related to unvested restricted stock awards during the six months ended June 30, 2018 that were granted to QHC employees subsequent to the Spin-off:

	QHC Awards Granted
	Subsequent to Spin-off
		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	Per Share

Unvested restricted stock awards at December 31, 2017	1,779,488	$9.58
Granted	979,817	6.26
Vested	(807,360)	9.95
Forfeited	(328,047)	9.10
Unvested restricted stock awards at June 30, 2018	1,623,898	7.49

During the six months ended June 30, 2018, the Company granted 225,000 performance-based restricted stock awards to certain of its executive officers. If the performance-based objectives are attained in accordance with the targets set forth in the performance-based restricted stock award agreement, the restrictions on the restricted stock awards will lapse on the second anniversary of the grant date. In addition, the Company granted 635,000 time-based restricted stock awards in which the restrictions will lapse in equal installments on each of the first three anniversaries of the grant date. In addition, the Company granted 123,780 time-based restricted stock awards to its non-employee directors which will lapse on the first anniversary of the grant date.

The Company records stock-based compensation expense related to the vesting of QHC restricted stock awards issued to QHC employees on the Spin-off date, CHS restricted stock awards held by QHC employees on the Spin-off date, and restricted stock awards granted by QHC subsequent to the Spin-off. Stock-based compensation expense is included in salaries and benefits in the consolidated statements of income.

The following table provides a summary of stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Stock-based compensation resulting from the Spin-off	$2	$448	$372	$1,364
Stock-based compensation related to grants following the Spin-off	2,754	2,083	4,848	3,964
Total stock-based compensation expense	$2,756	$2,531	$5,220	$5,328

As of June 30, 2018, the Company had unrecognized stock-based compensation expense of $9.6 million related to restricted stock awards.

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

Defined Contribution Plans

The Quorum Health Retirement Savings Plan (the “Retirement Savings Plan”) is a defined contribution plan, which was established on January 1, 2016 by CHS in anticipation of the Spin-off. The assets and liabilities under this plan were transferred to QHC in connection with the Spin-off. The Retirement Savings Plan covers the majority of the employees at the Company’s subsidiaries. The Company has other minor defined contribution plans at certain of its hospitals that cover employees under the terms of these individual plans. Total expense to the Company under all defined contribution plans was $4.2 million and $4.0 million for the three months ended June 30, 2018 and 2017, respectively, and $4.3 million and $6.9 million for the six months ended June 30, 2018 and 2017, respectively. The benefit costs associated with the Retirement Savings Plan are included in salaries and benefits expense in the consolidated statements of income.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Deferred Compensation Plans

On August 18, 2016, the Compensation Committee of the Board adopted the Executive Nonqualified Excess Plan Adoption Agreement (the “Adoption Agreement”) and the Executive Nonqualified Excess Plan Document (the “Plan Document”), that together, the Adoption Agreement names as the QHCCS, LLC Nonqualified Deferred Compensation Plan (the “NQDCP”). The NQDCP is an unfunded, nonqualified deferred compensation plan that provides deferred compensation benefits for a select group of management, highly compensated employees and independent contractors of the Company’s wholly-owned subsidiary, QHCCS, LLC, a Delaware limited liability company (“QHCCS”), including the Company’s named executive officers. The NQDCP permits participants to defer a portion of their annual base salary, service bonus and performance-based compensation, as well as up to 100% of their incentive compensation in any calendar year. In addition to participant deferrals, QHCCS and/or its affiliates may make discretionary credits to participants’ accounts for any year. As of June 30, 2018, the assets and liabilities under this plan were $18.9 million and $20.1 million, respectively. As of December 31, 2017, the assets and liabilities under this plan were $23.1 million and $24.3 million, respectively. The assets and liabilities under this plan are included in other long-term assets and other long-term liabilities, respectively, in the consolidated balance sheet.

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

On May 24, 2016, the Board, upon recommendation of the Compensation Committee, approved the Company’s Amended and Restated Supplemental Executive Retirement Plan (the “Amended and Restated SERP Plan”), in order to accrue additional benefits with respect to QHC Employees who otherwise qualify as “Participants” under the Amended and Restated SERP Plan. The Amended and Restated SERP Plan is a noncontributory non-qualified deferred compensation plan under Section 409A of the Internal Revenue Code. The benefit costs under both SERP plans were $0.1 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $0.5 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively, and are included in salaries and benefits in the consolidated statements of income. The long-term portion of the benefit liability for the Amended and Restated SERP Plan was $5.5 million and $8.7 million as of June 30, 2018 and December 31, 2017, respectively. The current portion of the benefit liability as of June 30, 2018 was $3.8 million. There was no current portion of the benefit liability as December 31, 2017. The current portion of the benefit liability is included in accrued salaries and benefits and the long-term portion is included in other long-term liabilities in the consolidated balance sheets.

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

Defined Benefit Pension Plan

QHC provides benefits to employees at one of its hospitals through a defined benefit plan (the “Pension Plan”). The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are in accordance with the minimum funding requirements of ERISA. Benefit costs related to the Pension Plan were $0.1 million for both the three months ended June 30, 2018 and 2017, and $0.1 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively. The Company recognizes the unfunded liability of the Pension Plan in other long-term liabilities in its consolidated balance sheets. Unrecognized gains (losses) and prior service credits (costs) are recognized as other comprehensive income (loss). The accrued benefit liability for the Pension Plan was $0.8 million at both June 30, 2018 and December 31, 2017.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

•

Employee Service Center Agreement. This agreement defines services to be provided by CHS related to payroll processing and human resources information systems support. Fees are based on a fixed charge per employee headcount per month.

•

Eligibility Screening Services Agreement. This agreement defines services to be provided by CHS for financial and program criteria screening related to Medicaid or other program eligibility for pure self-pay patients. Fees are based on a fixed charge for each hospital receiving services. Effective June 24, 2018, per mutual agreement of both companies, the employees responsible for screening patients for Medicaid eligibility were transferred to QHC, which terminated the Company’s obligations under this transition services agreement.

The total expenses recorded by the Company under the transition services agreements with CHS were $14.1 million and $16.0 million for the three months ended June 30, 2018 and 2017, respectively, and $29.2 million and $32.3 million for the six months ended June 30, 2018 and 2017, respectively. The Company is disputing in arbitration, among other issues and actions, certain charges and lack of performance of various obligations under the transition services agreements with CHS.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

the outcome may be or to determine any estimate of the amount of loss or range of loss. The Company is fully cooperating with this investigation.

Commercial Litigation and Other Lawsuits

•

Arbitration with Community Health Systems, Inc. On August 4, 2017, the Company received a demand for arbitration from CHS seeking payment of certain amounts the Company has withheld pursuant to the Shared Service Centers Transition Services Agreement (the “SSC TSA”) and the Computer and Data Processing Transition Services Agreement (the “IT TSA”). The Company contends that the amounts are not payable to CHS and were not properly billed by CHS under the agreements. The matter is pending before the American Arbitration Association. CHS seeks payment of approximately $12.5 million relating to these two transition services agreements. The Company is vigorously contesting the charges as not payable to CHS under the transition services agreements and has made counterclaims that include, among other things, termination of the SSC TSA, a ruling that the IT TSA is terminable at the Company’s option (as described below), and substantial damages the Company believes it has suffered as a result of the transition services agreements and other actions taken by CHS in connection with the Spin-off. Additionally, on March 19, 2018, the Company received notice from CHS that CHS was seeking to terminate, effective September 30, 2018, the SSC TSA and the IT TSA and to impose a September 30, 2018 deadline for completion of the transition services under the SSC TSA and IT TSA, as a result of alleged breaches by the Company of the agreements. The notice from CHS also provided an indication of CHS’s preference to terminate the Receivables Collection Agreement, the Eligibility Screening Services Agreement, and the Billing and Collection Agreement. The Company amended its counterclaims to include allegations that CHS’s attempt to terminate the SSC TSA and IT TSA and to impose a September 30, 2018 deadline for completing the transition of services under those contracts violated the terms of the contracts and was invalid and without effect. The validity and effectiveness of CHS’s attempt to terminate the SSC TSA and IT TSA and to impose a September 30, 2018 deadline was litigated during the course of arbitration proceedings held in late June 2018. After hearing testimony regarding the termination issues, the arbitration panel ruled that each of the SSC TSA and IT TSA will continue in effect according to their original terms through 2021, subject to any agreement by the parties to terminate the SSC TSA and the IT TSA at an earlier time. The panel ordered that, after the date of the ruling, the Company would prospectively pay the amounts invoiced under the TSAs as billed, but deferred ruling on the parties’ economic claims related to the TSAs until additional arbitration proceedings in early October 2018. At that time, the Company expects the panel to address the Company’s claims that certain amounts are not payable to CHS and were not properly billed by CHS under the agreements, which constitute approximately $12.5 million in dispute, and certain counterclaims against CHS. The Company is unable to predict the outcome of this matter, however, it is reasonably possible that the Company may incur a loss in connection with this matter. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

Zwick Partners LP and Aparna Rao, Individually and On Behalf of All Others Similarly Situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller and Michael J. Culotta. On September 9, 2016, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its officers. The Amended Complaint, filed on September 13, 2017, purports to be brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of the Company between May 2, 2016 and August 10, 2016 and alleges that the Company and certain of its officers violated federal securities laws, including Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of the Company’s business, operations and compliance policies. On April 17, 2017, Plaintiff filed a Second Amended Complaint adding additional defendants, Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash. On June 23, 2017, the Company filed a motion to dismiss, which Plaintiffs opposed on August 22, 2017. On April 19, 2018, the Court denied the Company’s motion to dismiss, and the Company filed its answer to the Second Amended Complaint on May 18, 2018. The case is now proceeding into discovery, and the Company is vigorously defending itself in this matter. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss in connection with this matter. The Company is unable to reasonably estimate the amount or range of such reasonably possible loss because discovery has only recently started and the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

United Tort Claimants v. Quorum Health Resources, LLC (U.S. Bankruptcy Court for the District of New Mexico); Douthitt - Dugger, et al. v. Quorum Health Resources, LLC (Bernalillo County, New Mexico District Court). Plaintiffs sued QHR and Gerald Champion Regional Medical Center in New Mexico state court and bankruptcy court arising from

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

surgical procedures alleged to have been experimental and performed by an unqualified doctor. The parties have now agreed to a global settlement of the United Tort Claimants (“UTC”) claims for a confidential amount to be fully funded by Lexington Insurance Company (“Lexington”). The specific language of releases and related settlement documents is being negotiated and will be subject to bankruptcy court approval.

•

Lexington Insurance Company v. Quorum Health Resources, LLC, et al. (Williamson County, Tennessee Chancery Court)) Lexington has sued QHR in Williamson County, Tennessee seeking a judicial declaration that the UTC’s claims and the cost of defending QHR are not covered by Lexington. Lexington has now agreed not to seek reimbursement from QHR (1) for any part of the settlement with UTC (as described above); or (2) for the cost of defending QHR in the UTC litigation in New Mexico. The carrier has also agreed not to seek appellate review of prior court rulings in QHR’s favor on coverage issues. While QHR believes these agreements have been adequately confirmed with Lexington, further proceedings will be necessary in the Tennessee trial court to establish these agreements in a court order. QHR has asserted bad faith claims against Lexington and excess carrier Ironshore in the Tennessee state court action, which are expected to be set for trial in 2019. The Company has concluded that there is a remote likelihood of a material loss in these matters, and as a result, does not believe that either the UTC litigation in New Mexico nor the insurance coverage litigation in Tennessee state court will have a material adverse effect on the operating results, financial position or liquidity of the Company.

•

R2 Investments, LDC v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller, Michael J. Culotta, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North, H. Mitchell Watson, Jr. and H. James Williams. On October 25, 2017, a shareholder filed an action in the Circuit Court of Williamson County, Tennessee against the Company and certain of its officers and directors and CHS and certain of its officers and directors. The complaint alleges that the defendants violated the Tennessee Securities Act and common law by, among other things, making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of the Company’s business, operations and financial condition. Plaintiff is seeking rescissionary, compensatory and punitive damages. The Company filed a motion to dismiss the action on January 16, 2018, which Plaintiff opposed on March 5, 2018. On May 11, 2018, the Court denied the Company’s motion to dismiss. The Company subsequently filed an answer to the complaint, and the case is now proceeding into discovery. The Company is vigorously defending itself in this matter. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss in connection with this matter. The Company is unable to reasonably estimate the amount or range of such reasonably possible loss because discovery has only recently started and the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the Company’s insurance reserves related to professional and general liability and workers’ compensation liability, distinguished between those indemnified by CHS and those related to the Company’s own risks (in thousands):

	June 30, 2018
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$21,605	$35,128	$21,605	$35,128
All other self-insurance reserves	—	—	3,483	42,607
Total insurance reserves for professional and general liability	21,605	35,128	25,088	77,735
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	2,562	13,218	2,562	13,218
All other self-insurance reserves	—	—	2,357	5,286
Total insurance reserves for workers' compensation liability	2,562	13,218	4,919	18,504
Total self-insurance reserves	$24,167	$48,346	$30,007	$96,239

	December 31, 2017
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$21,465	$44,377	$21,465	$44,377
All other self-insurance reserves	—	—	2,883	32,616
Total insurance reserves for professional and general liability	21,465	44,377	24,348	76,993
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	3,032	14,545	3,032	14,545
All other self-insurance reserves	—	—	3,120	4,013
Total insurance reserves for workers' compensation liability	3,032	14,545	6,152	18,558
Total self-insurance reserves	$24,497	$58,922	$30,500	$95,551

The receivables from CHS are included in other current assets and other long-term assets in the consolidated balance sheets. The liability for the current portion of professional and general liability claims is included in other current liabilities, while the current portion of the liability for workers’ compensation claims is included in accrued salaries and benefits. The long-term portions of both claims liabilities are included in other long-term liabilities.

Construction and Capital Commitments

The Company is in the process of completing construction on a new patient tower and expanding surgical capacity at McKenzie – Willamette Medical Center, its hospital in Springfield, Oregon. During the three months ended June 30, 2018 and June 30, 2017, the Company incurred costs of $4.6 million and $12.8 million, respectively, and incurred costs of $10.8 million and $24.5 million during the six months ended June 30, 2018 and 2017, respectively, related to this project. As of June 30, 2018, the Company has incurred a total of $93.7 million of costs for this project, of which $79.0 million has been placed into service as of June 30, 2018. The total estimated cost of this project, including equipment costs, is estimated to be approximately $105.0 million. The project is expected to be completed in late 2018.

NOTE 18 - SUBSEQUENT EVENTS

On July 27, 2018, the Company announced that it has a definitive agreement to sell the physical assets of 45-bed McKenzie Regional Hospital, located in McKenzie, TN. The definitive agreement covers the hospital and its affiliated outpatient facilities. The Company currently anticipates completing the sale of this hospital in the third quarter of 2018, subject to customary approvals and conditions. In conjunction with the definitive agreement, the Company announced plans to discontinue operations at McKenzie Regional Hospital by September 30, 2018.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The condensed consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

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

The Company’s intercompany activity consists primarily of daily cash transfers, the allocation of certain expenses and expenditures paid by the parent issuer on behalf of its subsidiaries, and the push down of investment in its subsidiaries. The parent issuer’s investment in its subsidiaries reflects the activity since the Spin-off. Likewise, the parent issuer’s equity in earnings of unconsolidated affiliates represents the Company’s earnings since the Spin-off.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Income (Loss)

Three Months Ended June 30, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net operating revenues	$—	$362,258	$110,374	$—	$472,632

Operating costs and expenses:
Salaries and benefits	—	160,448	72,183	—	232,631
Supplies	—	36,841	16,056	—	52,897
Other operating expenses	27	116,930	27,499	—	144,456
Depreciation and amortization	—	13,820	3,322	—	17,142
Rent	—	6,567	4,791	—	11,358
Electronic health records incentives earned	—	(381)	(64)	—	(445)
Legal, professional and settlement costs	—	5,417	—	—	5,417
Impairment of long-lived assets and goodwill	—	—	—	—	—
Loss (gain) on sale of hospitals, net	—	313	(6)	—	307
Loss on closure of hospitals, net	—	3,338	—	—	3,338
Total operating costs and expenses	27	343,293	123,781	—	467,101
Income (loss) from operations	(27)	18,965	(13,407)	—	5,531
Interest expense, net	32,934	(1,026)	18	—	31,926
Equity in earnings of affiliates	(5,934)	(3,022)	—	8,956	—
Income (loss) before income taxes	(27,027)	23,013	(13,425)	(8,956)	(26,395)
Provision for (benefit from) income taxes	(421)	(84)	51	—	(454)
Net income (loss)	(26,606)	23,097	(13,476)	(8,956)	(25,941)
Less: Net income (loss) attributable to noncontrolling interests	—	—	665	—	665
Net income (loss) attributable to Quorum Health Corporation	$(26,606)	$23,097	$(14,141)	$(8,956)	$(26,606)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Income (Loss)

Three Months Ended June 30, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating revenues	$—	$455,874	$129,341	$—	$585,215
Provision for bad debts	—	48,050	7,019	—	55,069
Net operating revenues	—	407,824	122,322	—	530,146
Operating costs and expenses:
Salaries and benefits	—	182,437	82,872	—	265,309
Supplies	—	45,403	18,709	—	64,112
Other operating expenses	2,892	124,634	30,087	—	157,613
Depreciation and amortization	—	17,591	2,995	—	20,586
Rent	—	7,064	5,088	—	12,152
Electronic health records incentives earned	—	(1,981)	204	—	(1,777)
Legal, professional and settlement costs	—	3,934	—	—	3,934
Impairment of long-lived assets and goodwill	—	12,900	—	—	12,900
Loss (gain) on sale of hospitals, net	—	—	(4,321)	—	(4,321)
Total operating costs and expenses	2,892	391,982	135,634	—	530,508
Income (loss) from operations	(2,892)	15,842	(13,312)	—	(362)
Interest expense, net	31,349	(970)	79	—	30,458
Equity in earnings of affiliates	(3,344)	2,554	—	790	—
Income (loss) before income taxes	(30,897)	14,258	(13,391)	(790)	(30,820)
Provision for (benefit from) income taxes	(267)	(140)	162	—	(245)
Net income (loss)	(30,630)	14,398	(13,553)	(790)	(30,575)
Less: Net income (loss) attributable to noncontrolling interests	—	—	55	—	55
Net income (loss) attributable to Quorum Health Corporation	$(30,630)	$14,398	$(13,608)	$(790)	$(30,630)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Income (Loss)

Six Months Ended June 30, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net operating revenues	$—	$734,795	$224,657	$—	$959,452

Operating costs and expenses:
Salaries and benefits	—	330,181	149,450	—	479,631
Supplies	—	79,441	32,342	—	111,783
Other operating expenses	1,897	239,096	56,201	—	297,194
Depreciation and amortization	—	28,525	6,878	—	35,403
Rent	—	13,884	10,006	—	23,890
Electronic health records incentives earned	—	(430)	(156)	—	(586)
Legal, professional and settlement costs	—	8,830	—	—	8,830
Impairment of long-lived assets and goodwill	—	37,960	1,800	—	39,760
Loss (gain) on sale of hospitals, net	—	8,128	(6)	—	8,122
Loss on closure of hospitals, net	—	17,084	—	—	17,084
Total operating costs and expenses	1,897	762,699	256,515	—	1,021,111
Income (loss) from operations	(1,897)	(27,904)	(31,858)	—	(61,659)
Interest expense, net	64,408	(1,548)	(3)	—	62,857
Equity in earnings of affiliates	58,917	40,831	—	(99,748)	—
Income (loss) before income taxes	(125,222)	(67,187)	(31,855)	99,748	(124,516)
Provision for (benefit from) income taxes	352	(420)	(20)	—	(88)
Net income (loss)	(125,574)	(66,767)	(31,835)	99,748	(124,428)
Less: Net income (loss) attributable to noncontrolling interests	—	—	1,146	—	1,146
Net income (loss) attributable to Quorum Health Corporation	$(125,574)	$(66,767)	$(32,981)	$99,748	$(125,574)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Income (Loss)

Six Months Ended June 30, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating revenues	—	904,874	268,286	—	$1,173,160
Provision for bad debts	—	97,609	17,765	—	115,374
Net operating revenues	—	807,265	250,521	—	1,057,786
Operating costs and expenses:
Salaries and benefits	—	363,459	166,452	—	529,911
Supplies	—	91,276	36,658	—	127,934
Other operating expenses	2,892	253,944	64,201	—	321,037
Depreciation and amortization	—	36,119	6,587	—	42,706
Rent	—	14,162	10,092	—	24,254
Electronic health records incentives earned	—	(3,438)	(791)	—	(4,229)
Legal, professional and settlement costs	—	4,469	—	—	4,469
Impairment of long-lived assets and goodwill	—	16,200	—	—	16,200
Loss (gain) on sale of hospitals, net	—	—	(5,191)	—	(5,191)
Transaction costs related to the Spin-off	—	23	8	—	31
Total operating costs and expenses	2,892	776,214	278,016	—	1,057,122
Income (loss) from operations	(2,892)	31,051	(27,495)	—	664
Interest expense, net	59,933	(2,026)	81	—	57,988
Equity in earnings of affiliates	(5,091)	5,132	—	(41)	—
Income (loss) before income taxes	(57,734)	27,945	(27,576)	41	(57,324)
Provision for (benefit from) income taxes	457	222	(223)	—	456
Net income (loss)	(58,191)	27,723	(27,353)	41	(57,780)
Less: Net income (loss) attributable to noncontrolling interests	—	—	411	—	411
Net income (loss) attributable to Quorum Health Corporation	$(58,191)	$27,723	$(27,764)	$41	$(58,191)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended June 30, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(26,606)	$23,097	$(13,476)	$(8,956)	$(25,941)
Amortization and recognition of unrecognized pension cost components, net of income taxes	(189)	(189)	—	189	(189)
Comprehensive income (loss)	(26,795)	22,908	(13,476)	(8,767)	(26,130)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	665	—	665
Comprehensive income (loss) attributable to Quorum Health Corporation	$(26,795)	$22,908	$(14,141)	$(8,767)	$(26,795)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended June 30, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(30,630)	$14,398	$(13,553)	$(790)	$(30,575)
Amortization and recognition of unrecognized pension cost components, net of income taxes	120	120	—	(120)	120
Comprehensive income (loss)	(30,510)	14,518	(13,553)	(910)	(30,455)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	55	—	55
Comprehensive income (loss) attributable to Quorum Health Corporation	$(30,510)	$14,518	$(13,608)	$(910)	$(30,510)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Six Months Ended June 30, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(125,574)	$(66,767)	$(31,835)	$99,748	$(124,428)
Amortization and recognition of unrecognized pension cost components, net of income taxes	(75)	(75)	—	75	(75)
Comprehensive income (loss)	(125,649)	(66,842)	(31,835)	99,823	(124,503)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1,146	—	1,146
Comprehensive income (loss) attributable to Quorum Health Corporation	$(125,649)	$(66,842)	$(32,981)	$99,823	$(125,649)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Six Months Ended June 30, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(58,191)	$27,723	$(27,353)	$41	$(57,780)
Amortization and recognition of unrecognized pension cost components, net of income taxes	242	242	—	(242)	242
Comprehensive income (loss)	(57,949)	27,965	(27,353)	(201)	(57,538)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	411	—	411
Comprehensive income (loss) attributable to Quorum Health Corporation	$(57,949)	$27,965	$(27,764)	$(201)	$(57,949)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Balance Sheet

June 30, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1,455	$958	$409	$—	$2,822
Patient accounts receivable, net of allowance for doubtful accounts	—	252,286	75,194	—	327,480
Inventories	—	37,453	9,327	—	46,780
Prepaid expenses	83	19,972	5,309	—	25,364
Due from third-party payors	—	59,286	9,903	—	69,189
Other current assets	—	31,957	13,485	—	45,442
Total current assets	1,538	401,912	113,627	—	517,077
Intercompany receivable	3	540,784	259,905	(800,692)	—
Property and equipment, net	—	468,084	136,697	—	604,781
Goodwill	—	235,814	165,642	—	401,456
Intangible assets, net	—	47,864	5,581	—	53,445
Other long-term assets	—	61,079	26,745	—	87,824
Net investment in subsidiaries	1,431,461	—	—	(1,431,461)	—
Total assets	$1,433,002	$1,755,537	$708,197	$(2,232,153)	$1,664,583
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$1,387	$346	$—	$1,733
Accounts payable	39	134,533	20,003	—	154,575
Accrued liabilities:
Accrued salaries and benefits	—	60,803	21,322	—	82,125
Accrued interest	10,221	—	—	—	10,221
Due to third-party payors	—	34,200	6,470	—	40,670
Other current liabilities	222	31,370	14,320	—	45,912
Total current liabilities	10,482	262,293	62,461	—	335,236
Long-term debt	1,174,663	23,000	16	—	1,197,679
Intercompany payable	263,365	259,908	277,419	(800,692)	—
Deferred income tax liabilities, net	7,799	—	—	—	7,799
Other long-term liabilities	—	226,605	32,667	(129,109)	130,163
Total liabilities	1,456,309	771,806	372,563	(929,801)	1,670,877
Redeemable noncontrolling interests	—	—	2,301	—	2,301
Equity:
Quorum Health Corporation stockholders' equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	3	—	—	—	3
Additional paid-in capital	552,511	1,186,270	573,212	(1,759,482)	552,511
Accumulated other comprehensive income (loss)	(2,031)	(2,031)	—	2,031	(2,031)
Accumulated deficit	(573,790)	(200,508)	(254,591)	455,099	(573,790)
Total Quorum Health Corporation stockholders' equity (deficit)	(23,307)	983,731	318,621	(1,302,352)	(23,307)
Nonredeemable noncontrolling interests	—	—	14,712	—	14,712
Total equity	(23,307)	983,731	333,333	(1,302,352)	(8,595)
Total liabilities and equity	$1,433,002	$1,755,537	$708,197	$(2,232,153)	$1,664,583

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(62,144)	$75,865	$880	$—	$14,601

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(16,707)	(8,612)	—	(25,319)
Capital expenditures for software	—	(957)	(87)	—	(1,044)
Acquisitions, net of cash acquired	—	—	(58)	—	(58)
Proceeds from the sale of hospitals	—	38,612	558	—	39,170
Other investing activities	—	262	(13)	—	249
Changes in intercompany balances with affiliates, net	—	(97,540)	—	97,540	—
Net cash provided by (used in) investing activities	—	(76,330)	(8,212)	97,540	12,998

Cash flows from financing activities:
Borrowings under of revolving credit facilities	247,000	—	—	—	247,000
Repayments under revolving credit facilities	(233,000)	—	—	—	(233,000)
Borrowings of long-term debt	—	12	55	—	67
Repayments of long-term debt	(30,463)	(868)	(116)	—	(31,447)
Payments of debt issuance costs	(2,268)	—	—	—	(2,268)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(1,943)	—	—	(1,943)
Cash distributions to noncontrolling investors	—	—	(803)	—	(803)
Changes in intercompany balances with affiliates, net	81,279	—	16,261	(97,540)	—
Net cash provided by (used in) financing activities	62,548	(2,799)	15,397	(97,540)	(22,394)

Net change in cash, cash equivalents and restricted cash	404	(3,264)	8,065	—	5,205
Cash, cash equivalents and restricted cash at beginning of period	1,051	4,222	344	—	5,617
Cash, cash equivalents and restricted cash at end of period	$1,455	$958	$8,409	$—	$10,822

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 31, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(68,468)	$52,472	$7,041	$—	$(8,955)

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(13,390)	(25,752)	—	(39,142)
Capital expenditures for software	—	(2,670)	(499)	—	(3,169)
Acquisitions, net of cash acquired	—	(20)	(1,867)	—	(1,887)
Proceeds from sale of hospitals	—	—	20,156	—	20,156
Changes in intercompany balances with affiliates, net	—	(30,637)	—	30,637	—
Net cash provided by (used in) investing activities	—	(46,717)	(7,962)	30,637	(24,042)

Cash flows from financing activities:
Borrowings under revolving credit facilities	302,000	—	—	—	302,000
Repayments under revolving credit facilities	(252,000)	—	—	—	(252,000)
Borrowings of long-term debt	—	72	—	—	72
Repayments of long-term debt	(10,832)	(835)	(180)	—	(11,847)
Payments of debt issuance costs	(2,938)	—	—	—	(2,938)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(1,489)	—	—	(1,489)
Cash distributions to noncontrolling investors	—	—	(3,851)	—	(3,851)
Changes in intercompany balances with affiliates, net	25,659	—	4,978	(30,637)	—
Net cash provided by (used in) financing activities	61,889	(2,252)	947	(30,637)	29,947

Net change in cash and cash equivalents	(6,579)	3,503	26	—	(3,050)
Cash and cash equivalents at beginning of period	21,609	3,498	348	—	25,455
Cash and cash equivalents at end of period	$15,030	$7,001	$374	$—	$22,405

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
•

the costs associated with terminating the transition services agreements (“TSAs”) with CHS, including the related arbitration proceeding, as well as the additional costs and risks associated with any operational problems, delays in collections from payors, and errors and control issues during the termination and transition process, and our ability to realize the intended benefits from terminating the transition services agreements;

•	the impact of certain outsourcing functions, and the ability of CHS, as provider of our billing and collection services pursuant to the TSAs, to timely and appropriately bill and collect;
•	our ability to manage effectively our arrangements with third-party vendors for key non-clinical business functions and services;

•	our ability to achieve operating and financial targets and to control the costs of providing services if patient volumes are lower than expected;
•	our ability to achieve and realize the operational and financial benefits expected from our margin improvement program;
•	the effects related to outbreaks of infectious diseases;
•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers;
•	the impact of seasonal or severe weather conditions or earthquakes;
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

Although we believe that these forward-looking statements are based upon reasonable assumptions, these assumptions are inherently subject to significant regulatory, economic and competitive uncertainties and contingencies, which are difficult or impossible to predict accurately and may be beyond our control. Accordingly, we cannot give any assurance that our expectations will in fact occur and caution that actual results may differ materially from those in the forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-

looking statements are made as of the date of this filing. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

As of June 30, 2018, we owned or leased a diversified portfolio of 28 hospitals in rural and mid-sized markets, which are located in 14 states and have a total of 2,649 licensed beds. Our hospitals provide a broad range of hospital and outpatient healthcare services, including general and acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services. For our hospital operations business, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. We also operate QHR, a leading hospital management advisory and healthcare consulting services business. For our hospital management advisory and healthcare consulting services business, we are paid by the non-affiliated hospitals utilizing our services. Over 95% of our net operating revenues are attributable to our hospital operations business.

Business Strategy Summary

Our business strategy is focused on the following key objectives:

•

improve our financial results and position by refining our portfolio to include high-quality, profitable hospitals and outpatient service facilities through the sale or closure of underperforming hospitals;

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

Financial Overview

Our net operating revenues for the three months ended June 30, 2018 decreased $57.5 million to $472.6 million, compared to $530.1 million for the three months ended June 30, 2017, a 10.8% decrease. The $57.5 million decrease was primarily attributable to a $73.1 million decrease in net operating revenues resulting from the hospitals sold or closed subsequent to the prior period, partially offset by a $7.9 million increase related to the California Hospital Quality Assurance Fee (“HQAF”) program revenues recognized in the three months ended June 30, 2018 with no corresponding amount recorded in the three months ended June 30, 2017 due to our inability to recognize any 2017 revenues until the fourth quarter of 2017 when the program was approved by CMS. Income (loss) from operations for the three months ended June 30, 2018 was $5.5 million, compared to $(0.4) million for the three months ended June 30, 2017. Income (loss) from operations increased primarily due to a reduction in impairment charges of $12.9 million, partially offset by $3.3 million of costs related to the closure of Affinity. Our operating results for the three months ended June 30, 2018 reflect an 18.3% decrease in total admissions and an 18.1% decrease in total adjusted admissions compared to the same period in 2017. Same-facility admissions decreased 3.0% and adjusted admissions decreased 1.8% for the three months ended June 30, 2018 compared to the same period in 2017.

Our net operating revenues for the six months ended June 30, 2018 decreased $98.3 million to $959.5 million, compared to $1,057.8 million for the six months ended June 30, 2017, a 9.3% decrease. The $98.3 million decrease was primarily attributable to a $133.7 million decrease in net operating revenues resulting from the hospitals sold or closed subsequent to the prior period, partially offset by a $15.8 million increase related to the HQAF program revenues recognized in the six months ended June 30, 2018 with no corresponding amount recorded in the six months ended June 30, 2017. In addition, we had a $2.3 million increase in revenues from the Medicare low volume hospital payment adjustments that related to the fourth quarter of 2017 as the program was not approved until the first quarter of 2018. Income (loss) from operations for the six months ended June 30, 2018 was $(61.7) million, compared to $0.7 million for the six months ended June 30, 2017. Income (loss) from operations decreased $8.1 million related to the combined losses on the sales of Vista West and Clearview, $17.1 million related to the closure of Affinity, and $39.8 million related to impairment of long-lived assets of hospitals intended for divestiture. Our operating results for the six months ended June 30, 2018 reflect a 15.6% decrease in total admissions and a 15.8% decrease in total adjusted admissions compared to the same period in 2017.

Same-facility admissions decreased 1.3% and adjusted admissions decreased 0.4% for the six months ended June 30, 2018 compared to the same period in 2017.

Recent Divestiture Activity

On March 31, 2018, we sold 77-bed Clearview Regional Medical Center and its affiliated facilities (“Clearview”), located in Monroe, Georgia, for proceeds of $37.4 million, of which $8.0 million was placed in an escrow account subject to resolution of certain outstanding litigation initiated before the Spin-off of which CHS agreed to indemnify us for the resulting liability. For the three months ended June 30, 2018 and 2017, our operating results included pre-tax losses of $0.4 million and $1.4 million, respectively, related to Clearview, and pre-tax losses of $3.6 million and $1.6 million for the six months ended June 30, 2018 and 2017, respectively. In addition to the above, we recorded a $7.9 million loss on the sale of Clearview in the six months ended June 30, 2018, which includes a write-off of allocated goodwill of $9.4 million.

On March 1, 2018, we sold 70-bed Vista Medical Center West and its affiliated facilities (“Vista West”), located in Waukegan, Illinois, for proceeds of $1.2 million. For the three months ended June 30, 2018 and 2017, our operating results included pre-tax losses of $0.9 million and $1.3 million, respectively, related to Vista West, and pre-tax losses of $0.8 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively. In addition to the above, we recorded a $0.2 million loss on the sale of Vista West in the six months ended June 30, 2018.

On January 5, 2018, we announced plans to close Affinity Medical Center (“Affinity”) located in Massillon, Ohio. Subsequent to January 5, 2018, we entered into an agreement with the City of Massillon related to the closure whereby all of the owned real property and a portion of the related tangible assets located at the hospital would be transferred to the City of Massillon in exchange for nominal consideration and the City of Massillon’s assumption of certain ongoing real property lease obligations and equipment lease obligations. Operations ceased on February 11, 2018 and we transferred the agreed-upon assets to the City of Massillon on May 16, 2018. For the three months ended June 30, 2018 and 2017, our operating results included pre-tax losses of $4.7 million and $1.9 million, respectively, related to Affinity, and pre-tax losses of $24.4 million and $6.1 million for the six months ended June 30, 2018 and 2017, respectively. Included in the pre-tax losses for the six months ended June 30, 2018 are $17.1 million of closure costs related to the closure of Affinity which include $8.0 million of severance and salary continuation costs, $5.0 million in losses associated with the disposal of assets that have no future value to us and $4.1 million of other costs and fees related to termination of contracts and other miscellaneous items. We anticipate that in 2018 we will incur costs, beyond those already incurred, of approximately $0.5 million to $1.0 million related to the wind down and transfer of assets. In addition, beyond 2018, we are obligated to maintain health records for approximately 19 years with an estimated annual cost of $0.3 million.

On July 27, 2018, we announced that we have a definitive agreement to sell the physical assets of 45-bed McKenzie Regional Hospital (“McKenzie”), located in McKenzie, TN. The definitive agreement covers the hospital and its affiliated outpatient facilities. We currently anticipate completing the sale of this hospital in the third quarter of 2018, subject to customary approvals and conditions. In conjunction with the definitive agreement, we announced plans to discontinue operations at McKenzie Regional Hospital by September 30, 2018.

Update on TSAs and Arbitration with CHS

Since the Spin-off with CHS in April 2016, we have outsourced to CHS, through various TSAs, certain services including, among others, services related to patient eligibility screening, billing, accounts receivable collections and other revenue management services and support, as well as information technology, payroll processing and other human resources functions. On August 4, 2017, we received a demand for arbitration from CHS seeking payment of certain amounts withheld by us pursuant to the Shared Service Centers Transition Services Agreement (the “SSC TSA”) and the Computer and Data Processing Transition Services Agreement (the “IT TSA”). We contend that the amounts are not payable to CHS and were not properly billed by CHS under the agreements. The matter is pending before the American Arbitration Association, and CHS seeks payment of approximately $12.5 million relating to these two TSAs. We are vigorously contesting the charges as not payable to CHS under the terms of the agreements and have made counterclaims that include, among other things, termination of the SSC TSA, a ruling that the IT TSA is terminable at our option (as described below), and substantial damages we believe we have suffered as a result of the TSAs and other actions taken by CHS in connection with the Spin-off. Additionally, on March 19, 2018, we received notice from CHS that CHS was seeking to terminate, effective September 30, 2018, the SSC TSA and the IT TSA and to impose a September 30, 2018 deadline for completion of the transition of services under the SSC TSA and the IT TSA. The notice from CHS also provided an indication of CHS’s preference to terminate the Receivables Collection Agreement, the Eligibility Screening Services Agreement, and the Billing and Collection Agreement. We amended our counterclaims to include allegations that CHS's attempt to terminate the SSC TSA and the IT TSA, and to impose a September 30, 2018 deadline for completing the transition of services under those contracts violated the terms of the contracts, and was invalid and without effect.

The validity and effectiveness of CHS’s attempt to terminate the SSC TSA and IT TSA and to impose a September 30, 2018 deadline was litigated during the course of arbitration proceedings held in late June 2018. After hearing testimony regarding the termination issues, the arbitration panel ruled that each of the SSC TSA and IT TSA will continue in effect according to their original terms through 2021, subject to any agreement by the parties to terminate the SSC TSA and the IT TSA at an earlier time. The panel ordered that, after the date of the ruling, we would pay the amounts invoiced under the TSAs as billed, but deferred ruling on the parties’ economic claims related to the TSAs until additional arbitration proceedings in early October 2018. At that time, we expect the panel to address the our claims that certain amounts are not payable to CHS and were not properly billed by CHS under the agreements, which constitute approximately $12.5 million in dispute, and certain counterclaims against CHS. We continue to believe that termination of all the TSAs is in our best long-term interests, and are working to ensure that the transitions are undertaken in a manner that minimizes the associated risks inherent in such a termination. We are currently engaged with CHS on the transition of the following two TSAs; the Physician Practice Support Agreement (“PPSA”), which is related to the billing and collecting on accounts receivable for the physicians and owned clinics, and the Professional Account Services (“PASI”) Receivables Collection Agreement, which is primarily related to collecting receivables on aged/bad debt accounts for both the physicians and hospitals. We currently anticipate the transition from both the PPSA and PASI will be completed by the fourth quarter of 2018. We completed transition of the Eligibility Screening Services TSA (“ESS TSA”) during the second quarter of 2018. Terminating or transitioning the services provided by the transition services agreements with CHS could result in additional costs and a risk of operational problems, delays in collections from payors, potential errors and possible control issues during the termination and transition processes, any of which could adversely affect our business, results of operations, financial condition and cash flows. For additional information, see Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.

Healthcare Reform

The Affordable Care Act, as currently structured, mandates that substantially all U.S. citizens maintain health insurance coverage, while expanding access to coverage through a combination of private sector health insurance reforms and public program expansion. However, there is considerable uncertainty with regard to the future of the Affordable Care Act, as the presidential administration and certain members of Congress have expressed their intent to repeal or make significant changes to the law, its implementation and its interpretation. For example, in 2017, Congress eliminated the financial penalties associated with the individual mandate, effective January 1, 2019, which may result in fewer individuals electing to purchase health insurance. Further, in June 2018, the Department of Labor issued a final rule expanding availability of association health plans, which are not required to cover all of the essential health benefits mandated by the Affordable Care Act. This change may result in individuals purchasing less comprehensive coverage. In addition, several private health insurers have withdrawn from or limited their participation in the healthcare insurance exchanges, and the presidential administration has taken steps, including ending cost-sharing subsidies that were previously available to insurers, which may threaten the long-term viability of those marketplaces. Healthcare reform initiatives, including efforts to change, alter the implementation of, or repeal the Affordable Care Act, may have an adverse effect on our business, results of operations, financial position, cash flow, capital resources and liquidity.

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

Of the total supplemental payments received by all hospitals, our portion represents 0.50%. We are estimating that our net impact over the 30-month period will be $56.8 million. While uncertainties regarding the timing and amount of payment under the HQAF program exist, our estimates of cash collections at this time, net of any provider tax, including those related to previous programs, are $31.1 million for the full year 2018, $22.3 million in 2019, $12.7 million in 2020 and $7.3 million in 2021.

Illinois 2018 Hospital Assessment Program Redesign

The Illinois Hospital Assessment program provides funding for supplemental payments to hospitals, particularly those that serve higher proportions of Medicaid and uninsured patients in Illinois. Revenues generated from fees assessed on certain general and acute care Illinois hospitals draw down federal matching funds that are issued as supplemental payments to hospitals for care of Medicaid patients. The program was redesigned to modernize payment methodologies and satisfy certain CMS requirements. The “new” program received CMS approval to begin effective July 1, 2018. Among other changes, the program includes updated base year data and requires a greater percentage of funds to hospitals to be delivered at the paid claims level rather than through lump sum payments.

According to the Illinois Health and Hospital Association, the total funding available to hospitals under the redesigned program will approximate the old program. However, funding allocations may vary with the updated base year data and other changes in payment methodology. The most recent models provided by the Illinois Health and Hospital Association show our hospital payments being reduced by approximately $7.7 million annually.

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

Basis of Presentation

Our financial statements as of and for the three and six months ended June 30, 2017 include certain reclassifications to conform to the presentation as of and for the three and six months ended June 30, 2018. These reclassifications had no net effect on our consolidated results of operations, financial position or cash flows reported in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018. See Note 2 — Basis of Presentation and Significant Accounting Policies — Reclassifications in the accompanying consolidated financial statements.

Revenues

Adoption of ASC Topic 606 “Revenue from Contracts with Customers”

On January 1, 2018, we adopted ASC 606 using the modified retrospective method to all contracts existing on January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The key impacts on our consolidated financial statements include the following:

•

Prior to the adoption of ASC 606, a significant portion of our allowance for doubtful accounts related to amounts due from self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. Under ASC 606, the estimated allowance for these patients is generally considered a direct reduction to net operating revenues rather than as previously reported as provision for bad debts.

•

Prior to the adoption of ASC 606, our presentation and disclosure of net revenue by payor included the portion of the revenue related to co-pays and deductibles as third party revenues. Under ASC 606, the co-pays and deductibles portions of net revenue are classified as self-pay after insurance.

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

The following table provides a summary of our net operating revenues for the three and six months ended June 30, 2018 and 2017 by payor source (dollars in thousands):

	Three Months Ended June 30,
	2018		2017
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$130,106	27.5%	$148,987	28.1%
Medicaid	87,141	18.4%	104,854	19.8%
Managed care and commercial	189,726	40.3%	203,087	38.3%
Self-pay and self-pay after insurance	42,288	8.9%	49,269	9.3%
Non-patient	23,371	4.9%	23,949	4.5%
Total net operating revenues	$472,632	100.0%	$530,146	100.0%

	Six Months Ended June 30,
	2018		2017
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$274,689	28.6%	$312,080	29.5%
Medicaid	172,244	18.0%	199,817	18.9%
Managed care and commercial	374,952	39.0%	398,683	37.6%
Self-pay and self-pay after insurance	91,972	9.6%	97,911	9.3%
Non-patient	45,595	4.8%	49,295	4.7%
Total net operating revenues	$959,452	100.0%	$1,057,786	100.0%

For the three months ended June 30, 2018 and 2017, Medicare related to Medicare Advantage Plans were $30.0 million and $41.5 million, respectively, or 23.1% and 27.9%, respectively, as a percentage of total Medicare revenues. For the six months ended June 30, 2018 and 2017, Medicare related to Medicare Advantage Plans were $71.4 million and $86.4 million, respectively, or 26.0% and 27.7%, respectively, as a percentage of total Medicare revenues.

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

We use a third-party automated contractual adjustments system to calculate our contractual adjustments each month. Contractual adjustments are calculated utilizing historical paid claims data by payor source, which is uploaded into the system each month. The key assumptions used by the system to calculate the current period estimated contractual adjustments are derived on a payor-specific basis from the estimated contractual reimbursement percentage and historical paid claims data. The automated contractual adjustments system does not include patient account level information, as it estimates an average contractual adjustment for each payor source. Due to the complexities involved in the contractual adjustments estimates, actual reimbursement payments we receive from third-party payors could be different from the amounts we estimated and recorded. If the actual contractual reimbursement percentages by payor source differed by 1% from our estimated contractual reimbursement percentages, our net loss for the six months ended June 30, 2018 would have changed by $16.3 million. If we applied a 1% differential to our patient accounts receivable due from governmental, managed care and commercial third-party payors as of June 30, 2018, patient accounts receivable would have changed by $16.3 million.

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans are estimated and recorded in the period patient services are performed and any revisions to estimates of previous program reimbursements are recorded in subsequent periods until the final cost report settlements are determined. We account for cost report settlements in contractual adjustments in our statements of income and recognize these amounts as due from and due to third-party payors on our balance sheets. Contractual adjustments related to previous program reimbursements and final cost report settlements favorably (unfavorably) impacted net operating revenues by $(0.4) million and $1.4 million during the three months ended June 30, 2018 and 2017, respectively, and $0.1 million and less than $(0.1) million during the six months ended June 30, 2018 and 2017, respectively.

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

The following table shows the portion of our Medicaid reimbursements attributable to state supplemental payment programs for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Medicaid revenues	$52,070	$46,381	$100,631	$91,678
Provider taxes and other expenses	17,051	17,230	36,195	34,123
Reimbursements attributable to state supplemental payment programs, net of expenses	$35,019	$29,151	$64,436	$57,555

The California Department of Health Care Services administers the HQAF program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients.

Under Phase V of the program, covering the period from January 2017 through June 2019, we recognized $7.9 million of Medicaid revenues and $2.1 million of provider taxes for the three months ended June 30, 2018 and $15.8 million of Medicaid revenues and $4.2 million of provider taxes for the six months ended June 30, 2018. There were no corresponding amounts recognized in the three months and six months ended June 30, 2017. The revenues and fees for the full year 2017 were recognized in the fourth quarter of 2017 when CMS approved the program.

The following table provides a summary of the components of amounts due from and due to third-party payors (in thousands):

	June 30,	December 31,
	2018	2017

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$18,958	$17,383
State supplemental payment programs	50,231	79,819
Total amounts due from third-party payors	$69,189	$97,202

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$27,664	$33,163
State supplemental payment programs	13,006	14,542
Total amounts due to third-party payors	$40,670	$47,705

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of CHS’ billing and collection efforts, including their current policies on billings, accounts receivable payor classifications, collections, and our own efforts to further attempt collection. As previously stated, billings and collections are outsourced to CHS under the transition services agreements that were put in place with the Spin-off. See Note 16 — Related Party Transactions in the accompanying consolidated financial statements for additional information on these agreements. Significant changes in payor mix, centralized business office operations, including CHS’ efforts in collecting our accounts receivables, economic conditions or trends in federal and state governmental healthcare coverage, among other things, could affect our collection levels.

Our policy is to write off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with practices within the U.S. healthcare industry. We had $504.7 million and $474.3 million of past due patient account balances at June 30, 2018 and December 31, 2017, respectively, being pursued by secondary collection agencies, excluding accounts being pursued by CHS’s wholly-owned subsidiary, PASI, under the transition services agreement. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by these secondary collection agencies. As these amounts have been written-off, they are not included in accounts receivable in our consolidated balance sheets.

For self-pay receivables, the total amount of contractual adjustments, discounts and implicit price concessions that reduces these receivables to their net carrying value was $557.5 million and $545.8 million as of June 30, 2018 and December 31, 2017, respectively. If our actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in recoveries, our net loss for the six months ended June 30, 2018 would have changed $6.1 million.

Days revenue outstanding related to patients accounts receivable, excluding amounts recorded as due to or due from third-party payors, was 63 days as of both June 30, 2018 and December 31, 2017.

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

During the three months ended June 30, 2018 management evaluated the fair value of hospitals intended for divestiture. In connection with this evaluation, we determined there were no indicators of impairment as of June 30, 2018.

During the three months ended March 31, 2018, management evaluated the fair value of hospitals intended for divestiture. In connection with this evaluation, we recognized long-lived asset impairment of $39.8 million during the three months ended March 31, 2018, which consisted of $34.7 million of property and equipment and $5.1 million of capitalized software costs. See Note 3 — Impairment of Long-Lived Assets and Goodwill in our accompanying consolidated financial statements.

During the three months ended June 30, 2017, we evaluated the fair value of hospitals classified as held for sale and evaluated other hospitals intended for potential divestiture. In connection with this evaluation, we recognized $12.9 million of impairment to property and equipment during the three months ended June 30, 2017. See Note 3 — Impairment of Long-Lived Assets and Goodwill in our accompanying consolidated financial statements.

During the three months ended March 31, 2017, management made a decision to classify certain hospitals as held for sale. In connection with this decision, we evaluated the estimated relative fair value of the hospitals classified as held for sale in relation to the overall fair value of the hospital operations reporting unit utilizing a September 30, 2016 measurement date, which was the measurement date of our most recent annual goodwill impairment analysis, and recognized $3.3 million of impairment to long-lived assets and goodwill during the three months ended March 31, 2017, which consisted of $1.1 million of property and equipment, $0.8 million of capitalized software costs and $1.4 million of goodwill. See Note 3 — Impairment of Long-Lived Assets and Goodwill in our accompanying consolidated financial statements.

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

A portion of our reserves for workers’ compensation and professional and general liability claims included on our balance sheets relates to incurred but not reported claims prior to the Spin-off. These claims were fully indemnified by CHS under the terms of the Separation and Distribution Agreement. As a result, we have a corresponding receivable from CHS related to these claims on our balance sheets. See Note 17 — Commitments and Contingencies in our accompanying consolidated financial statements for a table that summarizes the receivables and liabilities associated with our workers’ compensation and professional and general liability claims as of June 30, 2018 and December 31, 2017.

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

See Note 11 — Income Taxes in the accompanying consolidated financial statements for information on the projected impact of the new tax laws.

New Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, which allows for reclassification from accumulated other comprehensive income to retained earnings of the stranded tax effects in accumulated other comprehensive income resulting from the enactment of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) and corresponding accounting treatment recorded in the fourth quarter of 2017. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. We do not anticipate that the adoption of this standard will have a significant impact on our consolidated balance sheet.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Accounting for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. This ASU instead permits an entity to recognize goodwill impairment as the excess of a reporting unit's carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment of goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The ASU is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact this guidance may have on our results of operations, financial position and cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the accounting for leases and requires the rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Under ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842) Targeted Improvements, which allows lessees and lessors to recognize and measure leases at the beginning of the period of adoption without modifying the comparative period financial statements. We expect to adopt this ASU on January 1, 2019 and we intend to use the retrospective method as of the period of adoption rather than the earliest period presented. We anticipate that the adoption of ASU 2016-02 will result in a material increase in both total assets and total liabilities reflected on our balance sheets upon the recognition of right-of-use assets and obligations for leases currently classified as operating leases. We plan to elect the practical expedients upon adoption that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of this standard. We do not anticipate that the adoption of this standard will have any impact on our compliance with existing debt covenants due to the exclusion of new GAAP standards from these covenant calculations. We have engaged outside consultants to assist in the process of accounting for the balance sheet impact of our existing leases, implementation of new lease accounting software and evaluating the impact that the adoption of this standard will have on our policies, procedures, financial disclosures and control framework. We are additionally evaluating any modifications to our leasing strategy in response to the requirements of this standard.

Results of Operations

We have summarized our results of operations, including certain financial and operating data for the three and six months ended June 30, 2018 and 2017 and for the sequential quarters ended June 30, 2018 and March 31, 2018 on a comparative basis below. The definitions of certain terms used throughout the remainder of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” follows:

Same-facility. Same-facility financial and operating data, as presented in the comparative discussions herein, excludes hospitals that were sold or closed prior to and as of the end of the current reporting period. Our same-facility operating results for the three and six months ended June 30, 2018 and 2017 and the three months ended March 31, 2018, which are reported herein, have been adjusted to exclude the operating results of Sandhills, Barrow, Cherokee, Trinity, Lock Haven, Sunbury, L.V. Stabler, Affinity, Vista West, and Clearview which we sold or closed on December 1, 2016, December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017, September 30, 2017, October 31, 2017, February 11, 2018, March 1, 2018 and March 31, 2018, respectively.

Divestitures Group. The divestitures group, as of June 30, 2018, includes all hospitals that had been sold or closed by us since the Spin-off through June 30, 2018. The divestitures group includes Barrow, Sandhills, Cherokee, Trinity, Lock Haven, Sunbury, L.V. Stabler, Affinity, Vista West and Clearview. This group of hospitals has certain ongoing operations during the wind-down periods related to the assets and liabilities which were not part of the hospital sale, which typically includes accounts receivable and third-party receivables and payables.

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

Adjusted EBITDA. Adjusted EBITDA, also a non-GAAP financial measure, is EBITDA adjusted to add back the effect of certain legal, professional and settlement costs, impairment of long-lived assets and goodwill, net gain (loss) on sale of hospitals, net loss on closure of hospitals, transition of TSAs, transaction costs related to the Spin-off, severance costs for post-spin headcount reductions and executive severance and changes in estimate related to collectability of patient accounts receivable. We use Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by our management to assess the operating performance of our hospital operations business and to make decisions on the allocation of resources. Additionally, management utilizes Adjusted EBITDA in assessing our consolidated results of operations and in comparing our results of operations between periods.

Adjusted EBITDA, Adjusted for Divestitures. Adjusted EBITDA, Adjusted for Divestitures, also a non-GAAP financial measure, is further adjusted to exclude the effect of negative EBITDA of the divestitures group. We present Adjusted EBITDA, Adjusted for Divestitures because management believes this measure provides investors and other users of our financial statements with additional information about how management assesses our results of operations.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table provides a summary of our results of operations, both in dollars and as a percentage of net operating revenues (dollars in thousands):

	Three Months Ended June 30,
	2018		2017
		% of		% of
	$ Amount	Revenues	$ Amount	Revenues

Operating revenues			$585,215
Provision for bad debts			55,069
Net operating revenues	$472,632	100.0%	530,146	100.0%
Operating costs and expenses:
Salaries and benefits	232,631	49.2%	265,309	50.0%
Supplies	52,897	11.2%	64,112	12.1%
Other operating expenses	144,456	30.6%	157,613	29.8%
Depreciation and amortization	17,142	3.6%	20,586	3.9%
Rent	11,358	2.4%	12,152	2.3%
Electronic health records incentives earned	(445)	(0.1)%	(1,777)	(0.3)%
Legal, professional and settlement costs	5,417	1.1%	3,934	0.7%
Impairment of long-lived assets and goodwill	—	—%	12,900	2.4%
Loss (gain) on sale of hospitals, net	307	0.1%	(4,321)	(0.8)%
Loss on closure of hospitals, net	3,338	0.7%	—	—%
Transaction costs related to the Spin-off	—	—%	—	—%
Total operating costs and expenses	467,101	98.8%	530,508	100.1%
Income (loss) from operations	5,531	1.2%	(362)	(0.1)%
Interest expense, net	31,926	6.8%	30,458	5.7%
Income (loss) before income taxes	(26,395)	(5.6)%	(30,820)	(5.8)%
Provision for (benefit from) income taxes	(454)	(0.1)%	(245)	—%
Net income (loss)	(25,941)	(5.5)%	(30,575)	(5.8)%
Less: Net income (loss) attributable to noncontrolling interests	665	0.1%	55	—%
Net income (loss) attributable to Quorum Health Corporation	$(26,606)	(5.6)%	$(30,630)	(5.8)%

The following table reconciles Adjusted EBITDA and Adjusted EBITDA, Adjusted for Divestitures to net income (loss) attributable to Quorum Health Corporation, the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,
	2018	2017

Net income (loss)	$(25,941)	$(30,575)
Interest expense, net	31,926	30,458
Provision for (benefit from) income taxes	(454)	(245)
Depreciation and amortization	17,142	20,586
EBITDA	22,673	20,224
Legal, professional and settlement costs	5,417	3,934
Impairment of long-lived assets and goodwill	—	12,900
Loss (gain) on sale of hospitals, net	307	(4,321)
Loss on closure of hospitals, net	3,338	—
Transition of transition services agreements	520	—
Post-spin headcount reductions and executive severance	4,068	1,693
Adjusted EBITDA	36,323	34,430
Negative EBITDA of divested hospitals	3,324	8,998
Adjusted EBITDA, Adjusted for Divestitures	$39,647	$43,428

Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended June 30,
	2018	2017	$ Variance	% Variance

Consolidated:
Net patient revenues	$449,261	$506,197	$(56,936)	(11.2)%
Non-patient revenues	23,371	23,949	(578)	(2.4)%
Total net operating revenues	$472,632	$530,146	$(57,514)	(10.8)%
Net patient revenues per adjusted admission	$9,863	$9,099	$764	8.4%
Net operating revenues per adjusted admission	$10,376	$9,529	$847	8.9%

Same-facility:
Net patient revenues	$451,823	$436,114	$15,709	3.6%
Non-patient revenues	23,353	23,481	(128)	(0.5)%
Total net operating revenues	$475,176	$459,595	$15,581	3.4%
Net patient revenues per adjusted admission	$9,918	$9,397	$521	5.5%
Net operating revenues per adjusted admission	$10,430	$9,903	$527	5.3%

The following table provides information related to our net operating revenues by payor source (dollars in thousands):

	Three Months Ended June 30,
	2018		2017		2018 vs 2017
	$ Amount	% of Total	$ Amount	% of Total	$ Variance	Change in %

Consolidated:
Medicare	$130,106	27.5%	$148,987	28.1%	$(18,881)	(0.6)%
Medicaid	87,141	18.4%	104,854	19.8%	(17,713)	(1.4)%
Managed care and commercial	189,726	40.3%	203,087	38.3%	(13,361)	2.0%
Self-pay and self-pay after insurance	42,288	8.9%	49,269	9.3%	(6,981)	(0.4)%
Non-patient	23,371	4.9%	23,949	4.5%	(578)	0.4%
Total net operating revenues	$472,632	100.0%	$530,146	100.0%	$(57,514)

Same-facility:
Medicare	$131,246	27.6%	$121,418	26.4%	$9,828	1.2%
Medicaid	87,836	18.5%	91,754	20.0%	(3,918)	(1.5)%
Managed care and commercial	190,316	40.1%	176,114	38.3%	14,202	1.8%
Self-pay and self-pay after insurance	42,425	8.9%	46,828	10.2%	(4,403)	(1.3)%
Non-patient	23,353	4.9%	23,481	5.1%	(128)	(0.2)%
Total net operating revenues	$475,176	100.0%	$459,595	100.0%	$15,581

The following table provides information related to certain drivers of our net operating revenues:

	Three Months Ended June 30,
	2018	2017	Variance	% Variance

Consolidated:
Number of licensed beds at end of period	2,649	3,168	(519)	(16.4)%
Admissions	18,200	22,270	(4,070)	(18.3)%
Adjusted admissions	45,551	55,634	(10,083)	(18.1)%
Total surgeries	19,114	26,954	(7,840)	(29.1)%
Emergency room visits	135,389	167,575	(32,186)	(19.2)%
Medicare case mix index	1.44	1.43	0.01	0.7%

Same-facility:
Number of licensed beds at end of period	2,649	2,675	(26)	(1.0)%
Admissions	18,200	18,761	(561)	(3.0)%
Adjusted admissions	45,551	46,408	(857)	(1.8)%
Total surgeries	19,114	19,741	(627)	(3.2)%
Emergency room visits	135,389	136,215	(826)	(0.6)%
Medicare case mix index	1.44	1.40	0.04	2.9%

Net operating revenues for the three months ended June 30, 2018 decreased $57.5 million compared to the three months ended June 30, 2017, consisting of a $56.9 million decrease in net patient revenues and a $0.6 million decrease in non-patient revenues. Our decrease in net patient revenues consisted of a $72.6 million decline related to the divestitures group and a $15.7 million increase related to our same-facility hospitals. Same-facility net patient revenues include $7.9 million of revenues from the California HQAF program recognized in the three months ended June 30, 2018, with no comparable revenues in the 2017 period. Excluding the California HQAF revenues of $7.9 million, same-facility net patient revenues increased $7.8 million due to an improved payor mix as well an increase in rate and acuity. On a consolidated basis, admissions and adjusted admissions declined 18.3% and 18.1%, respectively, when comparing second quarter of 2018 to the same period in 2017. On a same-facility basis, admissions and adjusted admissions decreased 3.0% and 1.8%, respectively, when comparing second quarter of 2018 to the same period in 2017.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended June 30,
	2018	2017	$ Variance	% Variance

Salaries and benefits	$232,631	$265,309	$(32,678)	(12.3)%
Hospital operations salaries and benefits	$208,468	$241,224	$(32,756)	(13.6)%
Hospital operations salaries and benefits per adjusted admission	$4,577	$4,336	$241	5.6%
Hospital operations man-hours per adjusted admission	109.6	106.0	3.6	3.4%

Salaries and benefits decreased $32.7 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Salaries and benefits declined $40.4 million related to the divestitures group. This decline was offset by an increase in same-facility salaries and benefits of $7.7 million, of which $0.7 million related to increased costs at our physician clinics as a result of recruitment efforts, $4.1 million related to severance for headcount reductions, with the remainder primarily related to merit increases at our facilities.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admissions amounts):

	Three Months Ended June 30,
	2018	2017	$ Variance	% Variance

Supplies	$52,897	$64,112	$(11,215)	(17.5)%
Supplies per adjusted admission	$1,161	$1,152	$9	0.8%

Supplies expense decreased $11.2 million for the three months ended June 30, 2018 when compared to the three months ended June 30, 2017, which primarily included an $11.5 million decline related to the divestitures group.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	$ Variance	% Variance

Purchased services	$37,502	$43,843	$(6,341)	(14.5)%
Taxes and insurance	33,627	33,610	17	0.1%
Medical specialist fees	26,433	28,888	(2,455)	(8.5)%
Transition services agreements	14,066	15,986	(1,920)	(12.0)%
Repairs and maintenance	9,060	9,759	(699)	(7.2)%
Utilities	5,592	6,727	(1,135)	(16.9)%
Other miscellaneous operating expenses	18,176	18,800	(624)	(3.3)%
Total other operating expenses	$144,456	$157,613	$(13,157)	(8.3)%

Other operating expenses decreased $13.2 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Other operating expenses declined $26.8 million related to the divestitures group, offset by an increase in same-facility other operating expenses of $13.6 million. The same-facility increase was primarily due to a $2.1 million increase in provider taxes associated with the California HQAF program with no comparable expenses in the 2017 period, an increase of $2.5 million in medical specialist fees due to the addition of new service lines and changes in hospital-based providers, and an increase of $5.1 million in purchased services primarily related to software maintenance and consulting services. In addition, we are disputing in arbitration, among other issues and actions, certain charges and lack of performance of various obligations under the transition services agreements with our former Parent.

Depreciation and Amortization

Depreciation and amortization expense decreased $3.4 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This decrease was primarily due to the overall reduction in our long-lived assets due to the divestiture of seven hospitals subsequent to the second quarter of 2017.

Rent

Rent expense decreased $0.8 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. As a percentage of net operating revenues, rent expense was 2.4% and 2.3% for these respective periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned decreased $1.3 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to the decrease in activity as we move closer toward full implementation of EHR. See Note 2 — Basis of Presentation and Significant Accounting Policies in the accompanying financial statements for additional information on EHR.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs increased $1.5 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. These costs included legal costs and related settlements, if any, related to arbitration costs, regulatory claims, government investigations into reimbursement payments and other litigation matters. See Note 17 — Commitments and Contingencies in the accompanying financial statements for additional information on these matters.

Impairment of Long-Lived Assets and Goodwill

For the three months ended June 30, 2017, we recognized $12.9 million of impairment to long-lived assets of certain hospitals which we identified as potential divestiture candidates and for which we had received letters of intent. We had no impairment during the three months ended June 30, 2018.

Loss (Gain) on Sale of Hospitals, Net

For the three months ended June 30, 2018, we recognized a $0.3 million loss on the sale of assets associated with one of our physician clinics. We recognized a $4.3 million gain on the sale of hospitals, net in the three months ended June 30, 2017 primarily related to the sale of Trinity. See Note 4 — Divestitures in the accompanying financial statements for additional information on divestitures.

Loss on Closure of Hospitals, Net

For the three months ended June 30, 2018, we recognized a $3.3 million loss on closure of hospitals, net related to the closure of Affinity. We ceased operations at this hospital on February 11, 2018, but will have certain continuing closures costs during the wind-down period. See Note 4 — Divestitures in the accompanying financial statements for additional information on divestitures.

Interest Expense, Net

The following table provides information related to interest expense, net (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$64	$192	$(128)	(66.7)%
Term Loan Facility	17,653	16,642	1,011	6.1%
ABL Credit Facility	511	613	(102)	(16.6)%
Senior Notes	11,626	11,629	(3)	—%
Amortization of debt issuance costs and discounts	3,064	2,224	840	37.8%
All other interest expense (income), net	(992)	(842)	(150)	17.8%
Total interest expense, net	$31,926	$30,458	$1,468	4.8%

Interest expense, net increased $1.5 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to increased interest rates on our Term Loan Facility and amortization of our debt issuance costs and discounts. See Liquidity and Capital Resources below and Note 7 — Long-Term Debt in the accompanying financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

The benefit from income taxes increased $0.3 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Our effective tax rates were 1.7% and 0.8% for these respective periods. The increase in the effective tax rate for the three months ended June 30, 2018, when compared to the three months ended June 30, 2017, was primarily due to the disposal of certain indefinite-lived intangible assets and the change in expected realization of deferred tax assets under the new laws established by the Tax Act.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests was $0.7 million and $0.1 million in the three months ended June 30, 2018 and 2017, respectively. As a percentage of net operating revenues, it was comparable for the respective periods.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table provides a summary of our results of operations, both in dollars and as a percentage of net operating revenues (dollars in thousands):

	Six Months Ended June 30,
	2018		2017
		% of		% of
	$ Amount	Revenues	$ Amount	Revenues

Operating revenues			$1,173,160
Provision for bad debts			115,374
Net operating revenues	$959,452	100.0%	1,057,786	100.0%
Operating costs and expenses:
Salaries and benefits	479,631	50.0%	529,911	50.1%
Supplies	111,783	11.7%	127,934	12.1%
Other operating expenses	297,194	31.0%	321,037	30.4%
Depreciation and amortization	35,403	3.7%	42,706	4.0%
Rent	23,890	2.5%	24,254	2.3%
Electronic health records incentives earned	(586)	(0.1)%	(4,229)	(0.4)%
Legal, professional and settlement costs	8,830	0.9%	4,469	0.4%
Impairment of long-lived assets and goodwill	39,760	4.1%	16,200	1.5%
Loss (gain) on sale of hospitals, net	8,122	0.8%	(5,191)	(0.5)%
Loss on closure of hospitals, net	17,084	1.8%	—	—%
Transaction costs related to the Spin-off	—	—%	31	—%
Total operating costs and expenses	1,021,111	106.4%	1,057,122	99.9%
Income (loss) from operations	(61,659)	(6.4)%	664	0.1%
Interest expense, net	62,857	6.6%	57,988	5.5%
Income (loss) before income taxes	(124,516)	(13.0)%	(57,324)	(5.4)%
Provision for (benefit from) income taxes	(88)	—%	456	0.1%
Net income (loss)	(124,428)	(13.0)%	(57,780)	(5.5)%
Less: Net income (loss) attributable to noncontrolling interests	1,146	0.1%	411	—%
Net income (loss) attributable to Quorum Health Corporation	$(125,574)	(13.1)%	$(58,191)	(5.5)%

The following table reconciles Adjusted EBITDA and Adjusted EBITDA, Adjusted for Divestitures to net income (loss) attributable to Quorum Health Corporation, the most directly comparable U.S. GAAP financial measure (in thousands):

	Six Months Ended June 30,
	2018	2017

Net income (loss)	$(124,428)	$(57,780)
Interest expense, net	62,857	57,988
Provision for (benefit from) income taxes	(88)	456
Depreciation and amortization	35,403	42,706
EBITDA	(26,256)	43,370
Legal, professional and settlement costs	8,830	4,469
Impairment of long-lived assets and goodwill	39,760	16,200
Loss (gain) on sale of hospitals, net	8,122	(5,191)
Loss on closure of hospitals, net	17,084	—
Transition of transition services agreements	1,237	—
Transaction costs related to the Spin-off	—	31
Post-spin headcount reductions and executive severance	5,966	1,693
Adjusted EBITDA	54,743	60,572
Negative EBITDA of divested hospitals	11,701	13,767
Adjusted EBITDA, Adjusted for Divestitures	$66,444	$74,339

Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Six Months Ended June 30,
	2018	2017	$ Variance	% Variance

Consolidated:
Net patient revenues	$913,857	$1,008,491	$(94,634)	(9.4)%
Non-patient revenues	45,595	49,295	(3,700)	(7.5)%
Total net operating revenues	$959,452	$1,057,786	$(98,334)	(9.3)%
Net patient revenues per adjusted admission	$9,642	$8,964	$678	7.6%
Net operating revenues per adjusted admission	$10,123	$9,402	$721	7.7%

Same-facility:
Net patient revenues	$895,611	$857,336	$38,275	4.5%
Non-patient revenues	45,189	48,091	(2,902)	(6.0)%
Total net operating revenues	$940,800	$905,427	$35,373	3.9%
Net patient revenues per adjusted admission	$9,745	$9,291	$454	4.9%
Net operating revenues per adjusted admission	$10,237	$9,813	$424	4.3%

The following table provides information related to our net operating revenues by payor source (dollars in thousands):

	Six Months Ended June 30,
	2018		2017		2018 vs 2017
	$ Amount	% of Total	$ Amount	% of Total	$ Variance	Change in %

Consolidated:
Medicare	$274,689	28.6%	$312,080	29.5%	$(37,391)	(0.9)%
Medicaid	172,244	18.0%	199,817	18.9%	(27,573)	(0.9)%
Managed care and commercial	374,952	39.0%	398,683	37.6%	(23,731)	1.4%
Self-pay and self-pay after insurance	91,972	9.6%	97,911	9.3%	(5,939)	0.3%
Non-patient	45,595	4.8%	49,295	4.7%	(3,700)	0.1%
Total net operating revenues	$959,452	100.0%	$1,057,786	100.0%	$(98,334)

Same-facility:
Medicare	$267,729	28.5%	$251,925	27.8%	$15,804	0.7%
Medicaid	168,920	18.0%	175,009	19.3%	(6,089)	(1.3)%
Managed care and commercial	367,477	39.1%	342,611	37.9%	24,866	1.2%
Self-pay and self-pay after insurance	91,485	9.7%	87,791	9.7%	3,694	—%
Non-patient	45,189	4.7%	48,091	5.3%	(2,902)	(0.6)%
Total net operating revenues	$940,800	100.0%	$905,427	100.0%	$35,373

The following table provides information related to certain drivers of our net operating revenues:

	Six Months Ended June 30,
	2018	2017	$ Variance	% Variance

Consolidated:
Number of licensed beds at end of period	2,649	3,168	(519)	(16.4)%
Admissions	38,749	45,926	(7,177)	(15.6)%
Adjusted admissions	94,779	112,501	(17,722)	(15.8)%
Total surgeries	39,701	52,902	(13,201)	(25.0)%
Emergency room visits	289,186	340,514	(51,328)	(15.1)%
Medicare case mix index	1.44	1.41	0.03	2.1%

Same-facility:
Number of licensed beds at end of period	2,649	2,675	(26)	(1.0)%
Admissions	37,634	38,120	(486)	(1.3)%
Adjusted admissions	91,902	92,272	(370)	(0.4)%
Total surgeries	37,770	38,372	(602)	(1.6)%
Emergency room visits	276,271	273,912	2,359	0.9%
Medicare case mix index	1.43	1.40	0.03	2.1%

Net operating revenues for the six months ended June 30, 2018 decreased $98.3 million compared to the six months ended June 30, 2017, consisting of a $94.6 million decrease in net patient revenues and a $3.7 million decrease in non-patient revenues. Our decrease in net patient revenues consisted of a $132.9 million decline related to the divestitures group and a $38.3 million increase related to our same-facility hospitals. Same-facility net patient revenues include $15.8 million of revenues from the California HQAF program recognized in the six months ended June 30, 2018, with no comparable revenues in the 2017 period. Excluding the California HQAF revenues of $15.8 million, same-facility net patient revenues increased $22.5 million due to an improved payor mix and an increase in rate and acuity. On a consolidated basis, admissions and adjusted admissions declined 15.6% and 15.8%, respectively, when comparing the six months ended June 30, 2018 to the same period in 2017. On a same-facility basis, admissions and adjusted admissions decreased 1.3% and 0.4%, respectively, when comparing the six months ended June 30, 2018 to the same period in 2017.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Six Months Ended June 30,
	2018	2017	$ Variance	% Variance

Salaries and benefits	$479,631	$529,911	$(50,280)	(9.5)%
Hospital operations salaries and benefits	$432,447	$483,179	$(50,732)	(10.5)%
Hospital operations salaries and benefits per adjusted admission	$4,563	$4,295	$268	6.2%
Hospital operations man-hours per adjusted admission	110.1	105.0	5.1	4.8%

Salaries and benefits decreased $50.3 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Salaries and benefits declined $71.0 million related to the divestitures group. This decline was offset by an increase in same-facility salaries and benefits of $20.7 million, of which $4.3 million related to increased costs at our physician clinics as a result of recruitment efforts, $6.0 million related to severance for headcount reductions, with the remainder primarily related to merit increases at our facilities.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admissions amounts):

	Six Months Ended June 30,
	2018	2017	$ Variance	% Variance

Supplies	$111,783	$127,934	$(16,151)	(12.6)%
Supplies per adjusted admission	$1,179	$1,137	$42	3.7%

Supplies expense decreased $16.2 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Supplies expense declined $20.7 million related to the divestitures group, which was offset by an increase in same-facility supplies expense of $4.5 million, primarily due to an increase in orthopedic surgery cases at several of our larger facilities, which resulted in an increase in implant costs.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	$ Variance	% Variance

Purchased services	$78,582	$89,439	$(10,857)	(12.1)%
Taxes and insurance	66,682	67,853	(1,171)	(1.7)%
Medical specialist fees	53,381	57,351	(3,970)	(6.9)%
Transition services agreements	29,183	32,268	(3,085)	(9.6)%
Repairs and maintenance	18,697	21,202	(2,505)	(11.8)%
Utilities	11,715	13,392	(1,677)	(12.5)%
Other miscellaneous operating expenses	38,954	39,532	(578)	(1.5)%
Total other operating expenses	$297,194	$321,037	$(23,843)	(7.4)%

Other operating expenses decreased $23.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Other operating expenses declined $43.6 million related to the divestitures group offset by an increase in same-facility other operating expenses of $19.8 million. The same-facility increase was primarily due to a $4.2 million increase in provider taxes associated with the California HQAF program with no comparable expenses in the 2017 period, an increase of $3.8 million in medical specialist fees due to the addition of new service lines and changes in hospital-based providers, and an increase of $8.9 million in purchased services primarily related to software maintenance and consulting services. In addition, we are disputing in arbitration, among other issues and actions, certain charges and lack of performance of various obligations under the transition services agreements with our former Parent.

Depreciation and Amortization

Depreciation and amortization expense decreased $7.3 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This decrease was primarily due to the overall reduction in our long-lived assets due to the divestiture of seven hospitals subsequent to the second quarter of 2017.

Rent

Rent expense decreased $0.4 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. As a percentage of net operating revenues, rent expense was 2.5% and 2.3% for these respective periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned decreased $3.6 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to the decrease in activity as we move closer toward full implementation of EHR. See Note 2 — Basis of Presentation and Significant Accounting Policies in the accompanying financial statements for additional information on EHR.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs increased $4.4 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. These costs included legal costs and related settlements, if any, related to arbitration costs, regulatory claims, government investigations into reimbursement payments and other litigation matters. See Note 17 — Commitments and Contingencies in the accompanying financial statements for additional information on these matters.

Impairment of Long-Lived Assets and Goodwill

For the six months ended June 30, 2018, we recognized $39.7 million of impairment to long-lived assets which related to hospitals intended for divestiture. For the six months ended June 30, 2017, we recognized $16.2 million of impairment to long-lived assets and goodwill which related to hospitals classified as held for sale during the first quarter of 2017 and hospitals we identified as potential divestiture candidates for which we had received letters of intent.

Loss (Gain) on Sale of Hospitals, Net

For the six months ended June 30, 2018, we recognized an $8.1 million gain on the sales of hospitals, net, primarily related to Vista West and Clearview. We recognized a $5.2 million gain on the sale of hospitals, net in the six months ended June 30, 2017 primarily related to the sale of Trinity. See Note 4 — Divestitures in the accompanying financial statements for additional information on divestitures.

Loss on Closure of Hospitals, Net

For the six months ended June 30, 2018, we recognized a $17.1 million loss on closure of hospitals, net related to the closure of Affinity. We ceased operations at this hospital on February 11, 2018, but will have certain continuing closures costs during the wind-down period. See Note 4 — Divestitures in the accompanying financial statements for additional information on divestitures.

Interest Expense, Net

The following table provides information related to interest expense, net (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$142	$331	$(189)	(57.1)%
Term Loan Facility	35,053	31,283	3,770	12.1%
ABL Credit Facility	839	869	(30)	(3.5)%
Senior Notes	23,239	23,255	(16)	(0.1)%
Amortization of debt issuance costs and discounts	5,170	4,204	966	23.0%
All other interest expense (income), net	(1,586)	(1,954)	368	(18.8)%
Total interest expense, net from long-term debt	$62,857	$57,988	$4,869	8.4%

Interest expense, net increased $4.9 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to increased interest rates on our Term Loan Facility and amortization of debt issuance costs and discounts. See Liquidity and Capital Resources below and Note 7 — Long-Term Debt in the accompanying financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

The benefit from income taxes was $0.1 million for the six months ended June 30, 2018 and the provision for income taxes was $0.5 million for the six months ended June 30, 2017. Our effective tax rates were 0.1% and (0.8)% for the respective periods. The increase in the effective tax rate for the six months ended June 30, 2018, when compared to the six months ended June 30, 2017 was primarily due to the disposal of certain indefinite-lived intangible assets and the change in expected realization of deferred tax assets under the new laws established by the Tax Act.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests was $1.1 million and $0.4 million in the six months ended June 30, 2018 and 2017, respectively. As a percentage of net operating revenues, it was comparable for the respective periods.

Three Months Ended June 30, 2018 Compared to Three Months Ended March 31, 2018

The following table provides a summary of our results of operations, both in dollars and as a percentage of net operating revenues (dollars in thousands):

	Three Months Ended
	June 30, 2018		March 31, 2018
		% of		% of
	$ Amount	Revenues	$ Amount	Revenues

Net operating revenues	$472,632	100.0%	$486,820	100.0%
Operating costs and expenses:
Salaries and benefits	232,631	49.2%	247,000	50.7%
Supplies	52,897	11.2%	58,886	12.1%
Other operating expenses	144,456	30.6%	152,738	31.3%
Depreciation and amortization	17,142	3.6%	18,261	3.8%
Rent	11,358	2.4%	12,532	2.6%
Electronic health records incentives earned	(445)	(0.1)%	(141)	—%
Legal, professional and settlement costs	5,417	1.1%	3,413	0.7%
Impairment of long-lived assets and goodwill	—	—%	39,760	8.2%
Loss (gain) on sale of hospitals, net	307	0.1%	7,815	1.6%
Loss on closure of hospitals, net	3,338	0.7%	13,746	2.8%
Transaction costs related to the Spin-off	—	—%	—	—%
Total operating costs and expenses	467,101	98.8%	554,010	113.8%
Income (loss) from operations	5,531	1.2%	(67,190)	(13.8)%
Interest expense, net	31,926	6.8%	30,931	6.4%
Income (loss) before income taxes	(26,395)	(5.6)%	(98,121)	(20.2)%
Provision for (benefit from) income taxes	(454)	(0.1)%	366	—%
Net income (loss)	(25,941)	(5.5)%	(98,487)	(20.2)%
Less: Net income (loss) attributable to noncontrolling interests	665	0.1%	481	0.1%
Net income (loss) attributable to Quorum Health Corporation	$(26,606)	(5.6)%	$(98,968)	(20.3)%

The following table reconciles Adjusted EBITDA and Adjusted EBITDA, Adjusted for Divestitures to net income (loss) attributable to Quorum Health Corporation, the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended
	June 30, 2018	March 31, 2018

Net income (loss)	$(25,941)	$(98,487)
Interest expense, net	31,926	30,931
Provision for (benefit from) income taxes	(454)	366
Depreciation and amortization	17,142	18,261
EBITDA	22,673	(48,929)
Legal, professional and settlement costs	5,417	3,413
Impairment of long-lived assets and goodwill	—	39,760
Loss (gain) on sale of hospitals, net	307	7,815
Loss on closure of hospitals, net	3,338	13,746
Transition of transition services agreements	520	717
Post-spin headcount reductions and executive severance	4,068	1,898
Adjusted EBITDA	36,323	18,420
Negative EBITDA of divested hospitals	3,324	8,377
Adjusted EBITDA, Adjusted for Divestitures	$39,647	$26,797

Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended
	June 30, 2018	March 31, 2018	$ Variance	% Variance

Consolidated:
Net patient revenues	$449,261	$464,596	$(15,335)	(3.3)%
Non-patient revenues	23,371	22,224	1,147	5.2%
Total net operating revenues	$472,632	$486,820	$(14,188)	(2.9)%
Net patient revenues per adjusted admission	$9,863	$9,438	$425	4.5%
Net operating revenues per adjusted admission	$10,376	$9,889	$487	4.9%

Same-facility:
Net patient revenues	$451,823	$443,788	$8,035	1.8%
Non-patient revenues	23,353	21,836	1,517	6.9%
Total net operating revenues	$475,176	$465,624	$9,552	2.1%
Net patient revenues per adjusted admission	$9,918	$9,574	$344	3.6%
Net operating revenues per adjusted admission	$10,430	$10,045	$385	3.8%

The following table provides information related to our net operating revenues by payor source (dollars in thousands):

	Three Months Ended
	June 30, 2018		March 31, 2018		Second Quarter vs First Quarter
	$ Amount	% of Total	$ Amount	% of Total	$ Variance	Change in %

Consolidated:
Medicare	$130,106	27.5%	$144,583	29.7%	$(14,477)	(2.2)%
Medicaid	87,141	18.4%	85,103	17.5%	2,038	0.9%
Managed care and commercial	189,726	40.3%	185,226	38.0%	4,500	2.3%
Self-pay and self-pay after insurance	42,288	8.9%	49,684	10.2%	(7,396)	(1.3)%
Non-patient	23,371	4.9%	22,224	4.6%	1,147	0.3%
Total net operating revenues	$472,632	100.0%	$486,820	100.0%	$(14,188)

Same-facility:
Medicare	$131,246	27.6%	$136,483	29.3%	$(5,237)	(1.7)%
Medicaid	87,836	18.5%	81,084	17.4%	6,752	1.1%
Managed care and commercial	190,316	40.1%	177,161	38.1%	13,155	2.0%
Self-pay and self-pay after insurance	42,425	8.9%	49,060	10.5%	(6,635)	(1.6)%
Non-patient	23,353	4.9%	21,836	4.7%	1,517	0.2%
Total net operating revenues	$475,176	100.0%	$465,624	100.0%	$9,552

The following table provides information related to certain drivers of our net operating revenues:

	Three Months Ended
	June 30, 2018	March 31, 2018	Variance	% Variance

Consolidated:
Number of licensed beds at end of period	2,649	2,675	(26)	(1.0)%
Admissions	18,200	20,549	(2,349)	(11.4)%
Adjusted admissions	45,551	49,226	(3,675)	(7.5)%
Total surgeries	19,114	20,587	(1,473)	(7.2)%
Emergency room visits	135,389	153,797	(18,408)	(12.0)%
Medicare case mix index	1.44	1.44	—	—%

Same-facility:
Number of licensed beds at end of period	2,649	2,675	(26)	(1.0)%
Admissions	18,200	19,432	(1,232)	(6.3)%
Adjusted admissions	45,551	46,354	(803)	(1.7)%
Total surgeries	19,114	18,656	458	2.5%
Emergency room visits	135,389	140,881	(5,492)	(3.9)%
Medicare case mix index	1.44	1.43	0.01	0.7%

Net operating revenues for the three months ended June 30, 2018 decreased $14.2 million compared to the three months ended March 31, 2018, consisting of a $15.3 million decrease in net patient revenues, partially offset by a $1.1 million increase in non-patient revenues. Our decrease in net patient revenues consisted of a $23.3 million decline related to the divestitures group, partially offset by an $8.0 million increase related to our same-facility hospitals. This increase in revenues at our same-facility hospitals was primarily due to an increase in our rate and acuity including a shift in volume from emergency room visits to increased surgeries. On a consolidated basis, admissions and adjusted admissions declined 11.4% and 7.5%, respectively, for the three months ended June 30, 2018 compared to the three months ended March 31, 2018. On a same-facility basis, admissions and adjusted admissions decreased 6.3% and 1.7%, respectively, when comparing these same periods. The decline in our volumes was primarily due to the results of our margin improvement initiates which focused on closing unprofitable service lines and terminating unprofitable physician and provider contracts.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands):

	Three Months Ended
	June 30, 2018	March 31, 2018	$ Variance	% Variance

Salaries and benefits	$232,631	$247,000	$(14,369)	(5.8)%
Hospital operations salaries and benefits	$208,468	$223,978	$(15,510)	(6.9)%
Hospital operations salaries and benefits per adjusted admission	$4,577	$4,550	$27	0.6%
Hospital operations man-hours per adjusted admission	109.6	110.4	(0.8)	(0.8)%

Salaries and benefits decreased $14.4 million for the three months ended June 30, 2018 compared to the three months ended March 31, 2018. Salaries and benefits declined $13.4 million related to the divestitures group and our same-facility salaries and benefits declined $1.0 million.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended
	June 30, 2018	March 31, 2018	$ Variance	% Variance

Supplies	$52,897	$58,886	$(5,989)	(10.2)%
Supplies per adjusted admission	$1,161	$1,196	$(35)	(2.9)%

Supplies expense decreased $6.0 million for the three months ended June 30, 2018 compared to the three months ended March 31, 2018. Supplies expense declined $3.3 million related to the divestitures group and our same-facility supplies expense declined $2.7 million. The same-facility decrease in supplies expense was primarily a result of the decrease in admissions of 6.3% and adjusted admissions of 1.7%.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Three Months Ended
	June 30, 2018	March 31, 2018	$ Variance	% Variance

Purchased services	$37,502	$41,080	$(3,578)	(8.7)%
Taxes and insurance	33,627	33,055	572	1.7%
Medical specialist fees	26,433	26,948	(515)	(1.9)%
Transition services agreements	14,066	15,117	(1,051)	(7.0)%
Repairs and maintenance	9,060	9,637	(577)	(6.0)%
Utilities	5,592	6,123	(531)	(8.7)%
Other miscellaneous operating expenses	18,176	20,778	(2,602)	(12.5)%
Total other operating expenses	$144,456	$152,738	$(8,282)	(5.4)%

Other operating expenses decreased $8.3 million for the three months ended June 30, 2018 compared to the three months ended March 31, 2018. Other operating expenses declined $10.9 million related to the divestitures group, offset by an increase in same-facility other operating expenses of $2.6 million primarily due to an increase of $1.1 million in medical specialist fees due to the addition of new patient service lines and changes in hospital-based providers and an increase of $2.7 million in purchased services primarily related to software maintenance and consulting services. In addition, we are disputing in arbitration, among other issues and actions, certain charges and lack of performance of various obligations under the transition services agreements with our former Parent.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.1 million during the three months ended June 30, 2018 compared to the three months ended March 31, 2018. This decrease was primarily due to the overall reduction in our long-lived assets due to the sale or closure of three hospitals in the first quarter of 2018.

Rent

Rent expense decreased $1.2 million during the three months ended June 30, 2018 compared to the three months ended March 31, 2018. As a percentage of net operating revenues, rent expense was comparable for the respective periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned increased $0.3 million during the three months ended June 30, 2018 compared to the three months ended March 31, 2018. See Note 2 — Basis of Presentation and Significant Accounting Policies in the accompanying financial statements for additional information on EHR.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs increased $2.0 million for the three months ended June 30, 2018 compared to the three months ended March 31, 2018. These costs included legal costs and related settlements, if any, related to arbitration costs, regulatory claims, government investigations into reimbursement payments and other litigation matters. See Note 17 — Commitments and Contingencies in the accompanying financial statements for additional information on these matters.

Impairment of Long-Lived Assets and Goodwill

For the three months ended March 31, 2018, we recognized $39.8 million of impairment to long-lived assets which related to our evaluation of hospitals intended for divestiture as previously discussed.

Loss (Gain) on Sale of Hospitals, Net

For the three months ended June 30, 2018, we recognized a $0.3 million loss on the sale of assets related to one of our physician clinics. For the three months ended March 31, 2018, we recognized a $7.8 million loss on the sale of hospitals, net primarily related to the sale of Clearview. See Note 4 — Divestitures in the accompanying financial statements for additional information on divestitures.

Loss on Closure of Hospitals, Net

For the three months ended June 30, 2018 and March 31, 2018, we recognized $3.3 million and $13.7 million, respectively, of loss on closure of hospitals, net related to the closure of Affinity. We ceased operations at this hospital on February 11, 2018, but will have certain continuing closures costs during the wind-down period. See Note 4 — Divestitures in the accompanying financial statements for additional information on divestitures.

Interest Expense, Net

The following table provides information related to interest expense, net (dollars in thousands):

	Three Months Ended
	June 30, 2018	March 31, 2018	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$64	$78	$(14)	(17.9)%
Term Loan Facility	17,653	17,400	253	1.5%
ABL Credit Facility	511	328	183	55.8%
Senior Notes	11,626	11,613	13	0.1%
Amortization of debt issuance costs and discounts	3,064	2,106	958	45.5%
All other interest expense (income), net	(992)	(594)	(398)	67.0%
Total interest expense, net	$31,926	$30,931	$995	3.2%

Interest expense, net increased $1.0 million for the three months ended June 30, 2018 compared to the three months ended March 31, 2018 primarily related to the amortization of our debt issuance costs and discounts. See Liquidity and Capital Resources below and Note 7 — Long-Term Debt in the accompanying financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

We had an income tax benefit of $0.5 million in the three months ended June 30, 2018 compared to an income tax provision of $0.4 million in the three months ended March 31, 2018. Our effective tax rates were 1.7% and (0.4)% for the respective periods. The increase in the effective tax rate for the three months ended June 30, 2018, when compared to the three months ended March 31, 2018, was primarily due to the disposal of certain indefinite-lived intangible assets.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests increased $0.2 million for the three months ended June 30, 2018 compared to the three months ended March 31, 2018. As a percentage of net operating revenues, it was comparable for the respective periods.

Liquidity and Capital Resources

Financial Outlook

Our primary sources of liquidity are cash flows from operations, proceeds from divestitures and available borrowing capacity under our revolving credit facilities. We believe that these amounts will be adequate to service our existing debt and finance internal growth and fund capital expenditures over the next 12 months and into the foreseeable future. Borrowings under our revolving credit facilities are intended to be used for working capital, capital expenditures and general corporate purposes. Our cash flows are negatively impacted by the significant amount of interest expense associated with the high debt leverage put in place to effect the Spin-off. Interest payments were $41.2 million and $51.1 million for the three months ended June 30, 2018 and 2017, respectively. In addition, two states in which we operate, California and Illinois, are historically slow payors on their Medicaid supplemental payment programs. As of June 30, 2018, receivables outstanding under the California and Illinois state supplemental programs were $30.8 million and $7.5 million, respectively.

We perform an ongoing strategic review of our hospitals based upon an analysis of financial performance, current competitive conditions, market demographic and economic trends and capital allocation requirements. As part of this strategy, we engage in initiatives to divest or close underperforming hospitals and outpatient service facilities which, in turn, will allow us to reduce our corporate indebtedness and refine our hospital portfolio to become a sustainable group of hospitals and outpatient service facilities with higher operating margins. To date, we have received combined proceeds of $84.8 million, including $8.0 million of cash in escrow, from the sale of two hospitals in 2018, five hospitals in 2017 and two hospitals in 2016, which have been used to pay down $74.9 million on our Term Loan Facility. We have targeted additional hospitals that we intend to sell or close by the end of 2019.

Statements of Cash Flows

In the six months ended June 30, 2018, we have reflected $8.0 million of cash received on the sale of Clearview as restricted cash. This portion of the proceeds is being held in an escrow account in accordance with the sales agreement until the final settlement occurs on a legal matter against Clearview, which occurred prior to the Spin-off and for which we were indemnified by CHS in the Spin-off. We expect this legal matter will not reach final settlement within the next twelve months. As a result, we have classified the amount held in escrow in other long-term assets in our consolidated balance sheet.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in our consolidated balance sheets to our consolidated statement of cash flows (dollars in thousands):

	June 30,		December 31,
	2018	2017	2017	2016

Cash and cash equivalents	$2,822	$22,405	$5,617	$25,455
Restricted cash included in other long-term assets	8,000	—	—	—
Cash, cash equivalents and restricted cash	$10,822	$22,405	$5,617	$25,455

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table provides a summary of our cash flows (in thousands):

	Three Months Ended June 30,
	2018	2017	$ Variance

Net cash provided by (used in) operating activities	$17,194	$(27,481)	$44,675
Net cash provided by (used in) investing activities	(10,789)	(3,601)	(7,188)
Net cash provided by (used in) financing activities	(36,074)	(36,055)	(19)
Net change in cash, cash equivalents and restricted cash	$(29,669)	$(67,137)	$37,468
Net cash provided by operating activities was $17.2 million for the three months ended June 30, 2018 compared to net cash used in operating activities of $27.5 million for the three months ended June 30, 2017, an increase of $44.7 million. This increase in cash flows from operating activities was primarily due to $28.3 million in HQAF payments received during the three months ended June 30, 2018, partially offset by $2.2 million in cash outlay related to the closure of Affinity. All other changes in operating assets and liabilities on a comparative basis for the three months ended June 30, 2018 and 2017 were considered to be part of our normal business operations.

Net cash used in investing activities was $10.8 million for the three months ended June 30, 2018 compared to $3.6 million for the three months ended June 30, 2017, a $7.2 million increase. In the 2017 period, we had $15.9 million of additional proceeds from the sale of hospitals, partially offset by a decrease of $5.1 million in expenditures for property and equipment primarily due to reduced spending as a result of hospital divestitures and a reduction of $8.2 million in spending on the patient tower and expanded surgical capacity capital project at our Springfield, Oregon hospital as we are nearing completion.

Net cash used by financing activities was $36.1 million for both the three months ended June 30, 2018 and 2017, respectively. In the 2018 period, we had net repayments on our ABL Credit Facility of $4.0 million and paid down $30.3 million on our Term Loan Facility. In the 2017 period, we had net repayments on our Credit Facilities totaling $28.0 million, paid down $4.3 million on our Term Loan Facility and paid $2.9 million of debt issuance costs related to the CS Amendment (as later defined).

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table provides a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2018	2017	$ Variance

Net cash provided by (used in) operating activities	$14,601	$(8,955)	$23,556
Net cash provided by (used in) investing activities	12,998	(24,042)	37,040
Net cash provided by (used in) financing activities	(22,394)	29,947	(52,341)
Net change in cash, cash equivalents and restricted cash	$5,205	$(3,050)	$8,255

Net cash provided by operating activities was $14.6 million for the six months ended June 30, 2018 compared to net cash used in operating activities of $9.0 million for the six months ended June 30, 2017, an increase of $23.6 million. This increase in cash flows from operating activities was primarily due to $32.7 million in HQAF payments received during the six months ended June 30, 2018 partially offset by $10.7 million in cash outlay related to the closure of Affinity.

Net cash provided by investing activities was $13.0 million for the six months ended June 30, 2018 compared to net cash used in investing activities of $24.0 million for the six months ended June 30, 2017, a $37.0 million increase. Our expenditures for property and equipment decreased $13.8 million primarily due to reduced spending as a result of hospital divestitures and a $13.7 million reduction in spending on the patient tower and expanded surgical capacity capital project at our Springfield, Oregon hospital as we are nearing completion. In addition, we had proceeds of $39.2 million in the 2018 period from the sale of hospitals compared to $20.2 million of proceeds from the sale of hospitals in the 2017 period. Of the $37.4 million proceeds received on the sale of Clearview, $8.0 million is maintained in an escrow account, as previously discussed, and is reflected as restricted cash in our consolidated statement of cash flows. This restricted cash is recognized in other long-term assets in our consolidated balance sheet as of June 30, 2018.

Net cash used in financing activities was $22.4 million for the six months ended June 30, 2018 compared to net cash provided by financing activities of $29.9 million for the six months ended June 30, 2017, a $52.3 million decrease. In the 2018 period, we had net borrowings on our ABL Credit Facility of $14.0 million, paid $30.5 million on our Term Loan Facility and paid $2.3 million of debt issuance costs related to the CS Second Amendment, which was completed on March 14, 2018. In the 2017 period, we utilized proceeds from the sale of Cherokee and Barrow to pay down $10.8 million on our Term Loan Facility, had net borrowings of $50.0 million on our Credit Facilities, incurred $2.9 million of debt issuance costs related to the CS Amendment and made cash distributions of $3.9 million to noncontrolling investors. Our debt repayments in both the six months ended June 30, 2018 and 2017, other than the Term Loan Facility payment, primarily related to capital lease obligations for buildings and equipment.

Capital Expenditures

Capital expenditures for property, equipment and software were $26.4 million and $42.3 million for the six months ended June 30, 2018 and 2017, respectively. In addition, we had $4.7 million and $6.8 million of capital expenditures related to property and equipment accrued in accounts payable at June 30, 2018 and December 31, 2017, respectively. Capital expenditures during the six months ended June 30, 2018 and 2017 primarily related to the patient tower and expanded surgical capacity project at our Springfield, Oregon hospital, as described below, and to purchases of equipment and minor renovations at our hospitals and investments in information systems infrastructure.

We are in the process of completing construction on a new patient tower and expanding the surgical capacity at our hospital in Springfield, Oregon. During the three months ended June 30, 2018 and 2017, we incurred costs of $4.6 million and $12.8 million, respectively, and incurred costs of $10.8 million and $24.5 million during the six months ended June 30, 2018 and 2017, respectively, related to this project. As of June 30, 2018, we have incurred a total of $93.7 million of costs for this project. The total estimated cost for this project, including equipment costs, is estimated to be approximately $105 million. The project is expected to be completed in late 2018.

Capital Resources

Our net working capital was $181.8 million and $220.8 million as of June 30, 2018 and December 31, 2017, respectively, a $39.0 million decrease. This decrease primarily related to a reduction in amounts due from third-party payors as we received $32.7 million in HQAF payments during the six months ended June 30, 2018. Our net working capital was further impacted by our divestiture activity.

Long-Term Debt

The following table provides a summary of activity related to our long-term debt (in thousands):

	Six Months Ended June 30, 2018
						Assets
	Total			Debt		Acquired	Total
	Debt at			Issuance		Under	Debt
	Beginning			Costs		Capital	at End
	of Period	Borrowings	Repayments	Payments	Amortization	Leases	of Period

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$—	$—	$—	$—	$—	$—
Term Loan Facility, maturing 2022	831,158	—	(30,462)	—	—	—	800,696
ABL Credit Facility, maturing 2021	—	247,000	(233,000)	—	—	—	14,000
Senior Notes, maturing 2023	400,000	—	—	—	—	—	400,000
Unamortized debt issuance costs and discounts	(42,934)	—	—	(2,268)	5,170	—	(40,032)
Capital lease obligations	24,411	—	(563)	—	—	—	23,848
Other debt	1,255	67	(422)	—	—	—	900
Total debt	1,213,890	247,067	(264,447)	(2,268)	5,170	—	1,199,412
Less: Current maturities of long-term debt	(1,855)						(1,733)
Total long-term debt	$1,212,035	$247,067	$(264,447)	$(2,268)	$5,170	$—	$1,197,679

The following table provides a summary of our long-term debt, allocated between fixed and variable debt (dollars in thousands):

	June 30, 2018
		% of
	$ Amount	Total Debt

Fixed	$424,748	34.3%
Variable	814,696	65.7%
Total debt, excluding unamortized debt issuance costs and discounts	$1,239,444	100.0%

Senior Credit Facility

In connection with the Spin-off, on April 29, 2016, we entered into a credit agreement, among us, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent. On April 11, 2017, we executed an agreement with our Senior Credit Facility lenders to amend certain provisions of our Senior Credit Facility (the “CS Amendment”), as described below. On March 14, 2018, we executed a second agreement with our Senior Credit Facility lenders to amend certain provisions of our Senior Credit Facility (the “CS Second Amendment”), as described below.

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

The CS Agreement contains customary covenants, including a maximum permitted Secured Net Leverage Ratio, as determined based on 12 month trailing Consolidated EBITDA, as defined in the CS Agreement. On April 11, 2017, we executed the CS Amendment with our Senior Credit Facility lenders to amend the calculation of the Secured Net Leverage Ratio beginning July 1, 2017 through maturity, among other provisions. The CS Second Amendment, which was executed on March 14, 2018, amended the Secured Net Leverage Ratio for the period July 1, 2017 through maturity. As of June 30, 2018, we had a Secured Net Leverage Ratio of 4.17 to 1.00 implying additional borrowing capacity of $116.9 million as of June 30, 2018.

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

Prior to the CS Amendment, interest under the Term Loan Facility accrued, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%. Following the CS Amendment, interest under the Term Loan Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. The effective interest rate on the Term Loan Facility was 9.18% as of June 30, 2018. Interest on outstanding borrowings under the Revolving Credit Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS Amendment and the CS Second Amendment.

As of June 30, 2018, we had no borrowings outstanding on the Revolving Credit Facility and had $13.1 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation liability insurance as security for the payment of claims. As of June 30, 2018, we had a borrowing capacity under our Revolving Credit Facility of $49.4 million.

ABL Credit Facility

In connection with the Spin-off on April 29, 2016, we entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among us, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). As of June 30, 2018, we had $14.0 million outstanding on the ABL Credit Facility and borrowing capacity of $111.0 million.

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

Senior Notes

On April 22, 2016, we issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations guaranteed on a senior basis by certain of our subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which began on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months. The effective interest rate on the Senior Notes was 12.49% as of June 30, 2018.

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

The following table provides a summary of the redemption dates and prices related to the Senior Notes:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

The following table provides a summary of unamortized debt issuance costs and discounts follows (in thousands):

	June 30,	December 31,
	2018	2017

Debt issuance costs	$34,533	$32,265
Debt discounts	24,536	24,536
Total debt issuance costs and discounts at origination	59,069	56,801
Less: Amortization of debt issuance costs and discounts	(19,037)	(13,867)
Total unamortized debt issuance costs and discounts	$40,032	$42,934

Capital Lease Obligations and Other Debt

Our debt from capital lease obligations primarily relates to our corporate office in Brentwood, Tennessee. As of June 30, 2018, this capital lease obligation was $17.6 million. The remainder of our capital lease obligations primarily relate to property and equipment at our hospitals and QHR. Other debt consists of physician loans and miscellaneous notes payable to banks.

Debt Maturities

The following table provides a summary of our debt maturities for the next five years and thereafter (in thousands):

June 30, 2018

Remainder of 2018	$1,038
2019	1,430
2020	1,488
2021	1,556
2022	802,092
Thereafter	431,840
Total debt, excluding unamortized debt issuance costs and discounts	$1,239,444

Noncontrolling Interests and Redeemable Noncontrolling Interests

Our financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that we control. Accordingly, we have recorded noncontrolling interests in the earnings and equity of such entities. Certain of our consolidated subsidiaries have noncontrolling physician ownership interests with redemption features that require us to deliver cash upon the occurrence of certain events outside our control, such as the retirement, death, or disability of a physician-owner. We record the carrying amount of redeemable noncontrolling interests at the greater of: (1) the initial carrying amount increased or decreased for the noncontrolling interests' share of cumulative net income (loss), net of cumulative amounts distributed, if any, or (2) the redemption value. As of June 30, 2018, we had redeemable noncontrolling interests of $2.3 million and non-redeemable noncontrolling interests of $14.7 million that are included in our balance sheet.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. In connection with the Spin-off, on April 29, 2016, we entered into two credit agreements, the Senior Credit Facility and the ABL Credit Facility, that subject us to variable interest rates. As of June 30, 2018, we had outstanding principal amount of debt, excluding unamortized debt issuance costs and discounts, of $814.7 million which was subject to variable rates of interest. We had $14.0 million outstanding on the ABL Credit Facility as of June 30, 2018. If the interest rate on our variable rate long-term debt outstanding as of June 30, 2018, after taking into consideration the 1% floor on our Term Loan Facility, was 100 basis points higher for the six months ended June 30, 2018, the additional interest expense impacting net income (loss) would have been $(4.1) million, or $(0.14) per basic and diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

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

Management, with the participation of our CEO and our CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15-15(e) of the Exchange Act, as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of the material weakness in our internal control over financial reporting described below. Notwithstanding such material weakness in internal control over financial reporting, our CEO and CFO have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, present fairly, in all material respects, our results of operations, financial position and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

We have implemented a remediation plan to address the control deficiency that led to the material weakness. The remediation plan includes the following:

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Commercial Litigation and Other Lawsuits

•

Arbitration with Community Health Systems, Inc. On August 4, 2017, we received a demand for arbitration from CHS seeking payment of certain amounts that we have withheld pursuant to the Shared Service Centers Transition Services Agreement (the “SSC TSA”) and the Computer and Data Processing Transition Services Agreement (the “IT TSA”). We contend that the amounts are not payable to CHS and were not properly billed by CHS under the agreements. The matter is pending before the American Arbitration Association. CHS seeks payment of approximately $12.5 million relating to these two transition services agreements. We are vigorously contesting the charges as not payable to CHS under the transition services agreements and have made counterclaims that include, among other things, termination of the SSC TSA, a ruling that the IT TSA is terminable at our option (as described below), and substantial damages we believe we have suffered as a result of the transition services agreements and other actions taken by CHS in connection with the Spin-off. Additionally, on March 19, 2018, we received notice from CHS that CHS was seeking to terminate, effective September 30, 2018, the SSC TSA and the IT TSA and to impose a September 30, 2018 deadline for completion of the transition services under the SSC TSA and IT TSA, as a result of alleged breaches by the Company of the agreements. The notice from CHS also provided an indication of CHS’s preference to terminate the Receivables Collection Agreement, the Eligibility Screening Services Agreement, and the Billing and Collection Agreement. We amended our counterclaims to include allegations that CHS’s attempt to terminate the SSC TSA and IT TSA and to impose a September 30, 2018 deadline for completing the transition of services under those contracts violated the terms of the contracts and was invalid and without effect. The validity and effectiveness of CHS’s attempt to terminate the SSC TSA and IT TSA and to impose a September 30, 2018 deadline was litigated during the course of arbitration proceedings held in late June 2018. After hearing testimony regarding the termination issues, the arbitration panel ruled that each of the SSC TSA and IT TSA will continue in effect according to their original terms through 2021, subject to any agreement by the parties to terminate the SSC TSA and the IT TSA at an earlier time. The panel ordered that, after the date of the ruling, we would prospectively pay the amounts invoiced under the TSAs as billed, but deferred ruling on the parties’ economic claims related to the TSAs until additional arbitration proceedings in early October 2018. At that time, we expect the panel to address the Company’s claims that certain amounts are not payable to CHS and were not properly billed by CHS under the agreements, which constitute approximately $12.5 million in dispute, and certain counterclaims against CHS. We are unable to predict the outcome of this matter, however, it is reasonably possible that we may incur a loss in connection with this matter. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material. See Item 1A. Risk Factors in our Quarterly Report Form 10-Q for the quarterly period ended March 31, 2018.

•

Zwick Partners LP and Aparna Rao, Individually and On Behalf of All Others Similarly Situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller and Michael J. Culotta. On September 9, 2016, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against QHC and certain of our officers. The Amended Complaint, filed on September 13, 2017, purports to be brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of QHC between May 2, 2016 and August 10, 2016 and alleges that we and certain of our officers violated federal securities laws, including Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of our business, operations and compliance policies. On April 17, 2017, Plaintiff filed a Second Amended Complaint adding additional defendants, Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash. On June 23, 2017, we filed a motion to dismiss, which Plaintiffs opposed on August 22, 2017. On April 19, 2018, the Court denied our motion to dismiss, and we filed our answer to the Second Amended Complaint on May 18, 2018. The case is now proceeding into discovery, and we are vigorously defending ourselves in this matter. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss because discovery has only recently started and the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

United Tort Claimants v. Quorum Health Resources, LLC (U.S. Bankruptcy Court for the District of New Mexico); Douthitt - Dugger, et al. v. Quorum Health Resources, LLC (Bernalillo County, New Mexico District Court). Plaintiffs sued QHR and Gerald Champion Regional Medical Center in New Mexico state court and bankruptcy court arising from surgical procedures alleged to have been experimental and performed by an unqualified doctor. The parties have now agreed to a global settlement of the United Tort Claimants (“UTC”) claims for a confidential amount to be fully funded by Lexington Insurance Company (“Lexington”). The specific language of releases and related settlement documents is being negotiated and will be subject to bankruptcy court approval.

•

Lexington Insurance Company v. Quorum Health Resources, LLC, et al. (Williamson County, Tennessee Chancery Court)) Lexington has sued QHR in Williamson County, Tennessee seeking a judicial declaration that the UTC’s claims and the cost of defending QHR are not covered by Lexington. Lexington has now agreed not to seek reimbursement from QHR (1) for any part of the settlement with UTC (as described above); or (2) for the cost of defending QHR in the UTC litigation in New Mexico. The carrier has also agreed not to seek appellate review of prior court rulings in QHR’s favor on coverage issues. While QHR believes these agreements have been adequately confirmed with Lexington, further proceedings will be necessary in the Tennessee trial court to establish these agreements in a court order. QHR has asserted bad faith claims against Lexington and excess carrier Ironshore in the Tennessee state court action, which are expected to be set for trial in 2019. We have concluded that there is a remote likelihood of a material loss in these matters, and as a result, do not believe that either the UTC litigation in New Mexico nor the insurance coverage litigation in Tennessee state court will have a material adverse effect on our operating results, financial position or liquidity.

•

R2 Investments, LDC v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller, Michael J. Culotta, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North, H. Mitchell Watson, Jr. and H. James Williams. On October 25, 2017, a shareholder filed an action in the Circuit Court of Williamson County, Tennessee against us and certain of our officers and directors and CHS and certain its officers and directors. The complaint alleges that the defendants violated the Tennessee Securities Act and common law by, among other things, making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of our business, operations and financial condition. Plaintiff is seeking rescissionary, compensatory, and punitive damages. We filed a motion to dismiss the action on January 16, 2018, which Plaintiff opposed on March 5, 2018. On May 11, 2018, the Court denied our motion to dismiss. We subsequently filed an answer to the complaint, and the case is now proceeding into discovery. We are vigorously defending ourselves in this matter. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss because discovery has only recently started and the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in the 2017 Annual Report on Form 10-K and the risk factor discussed in the Quarterly Report on Form 10-Q filed on May 10, 2018.

Item 6. Exhibits

No.	Description

10.1†

Separation and Release Agreement, dated May 20, 2018, by and between QHCCS, LLC d/b/a Quorum Health and Thomas D. Miller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2018) (File No. 001-37550).

10.2†

Consultancy Agreement, dated May 20, 2018, by and between QHCCS, LLC and Thomas D. Miller (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2018) (File No. 001-37550).

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

QUORUM HEALTH CORPORATION (Registrant)

By:	/s/ Robert H. Fish
Robert H. Fish
Interim Chief Executive Officer
(principal executive officer)

By:	/s/ Aldred Lumsdaine
Aldred Lumsdaine
Executive Vice President and
Chief Financial Officer
(principal financial officer and principal accounting officer)

By:	/s/ Stanley E. Hunt
Stanley E. Hunt
Senior Vice President and Corporate Controller

Date: August 08, 2018