Form 10-Q
period 2018-09-30
Quorum Health Corp
filed 2018-11-06
CIK 1650445

fSep2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
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

As of November 2, 2018, there were 31,527,641 shares outstanding of the registrant’s Common Stock.

QUORUM HEALTH CORPORATION

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Earnings per Share and Shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Operating revenues		$557,847		$1,731,007
Provision for bad debts		58,545		173,919
Net operating revenues	$460,507	499,302	$1,419,959	1,557,088
Operating costs and expenses:
Salaries and benefits	226,237	251,780	705,868	781,691
Supplies	48,949	58,657	160,732	186,591
Other operating expenses	143,716	145,357	440,910	466,394
Depreciation and amortization	16,612	20,735	52,015	63,441
Rent	11,661	12,377	35,551	36,631
Electronic health records incentives earned	(31)	(287)	(617)	(4,516)
Legal, professional and settlement costs	1,519	2,050	10,349	6,519
Impairment of long-lived assets and goodwill	32,438	5,261	72,198	21,461
Loss (gain) on sale of hospitals, net	805	79	8,927	(5,112)
Loss on closure of hospitals, net	1,111	—	18,195	—
Transaction costs related to the Spin-off	—	173	—	204
Total operating costs and expenses	483,017	496,182	1,504,128	1,553,304
Income (loss) from operations	(22,510)	3,120	(84,169)	3,784
Interest expense, net	32,450	32,216	95,307	90,204
Income (loss) before income taxes	(54,960)	(29,096)	(179,476)	(86,420)
Provision for (benefit from) income taxes	(1,074)	(542)	(1,162)	(86)
Net income (loss)	(53,886)	(28,554)	(178,314)	(86,334)
Less: Net income (loss) attributable to noncontrolling interests	54	637	1,200	1,048
Net income (loss) attributable to Quorum Health Corporation	$(53,940)	$(29,191)	$(179,514)	$(87,382)

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(1.85)	$(1.03)	$(6.21)	$(3.11)
Weighted-average shares outstanding:
Basic and diluted	29,215,823	28,245,833	28,891,363	28,068,085

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income (loss)	$(53,886)	$(28,554)	$(178,314)	$(86,334)
Amortization and recognition of unrecognized pension cost components, net of income taxes	114	123	39	365
Comprehensive income (loss)	(53,772)	(28,431)	(178,275)	(85,969)
Less: Comprehensive income (loss) attributable to noncontrolling interests	54	637	1,200	1,048
Comprehensive income (loss) attributable to Quorum Health Corporation	$(53,826)	$(29,068)	$(179,475)	$(87,017)

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value per Share and Shares)

	September 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$6,066	$5,617
Patient accounts receivable, net of allowance for doubtful accounts of $352,509 at December 31, 2017	318,284	343,145
Inventories	46,964	53,459
Prepaid expenses	21,225	21,167
Due from third-party payors	64,109	97,202
Current assets of hospitals held for sale	—	8,112
Other current assets	58,162	47,440
Total current assets	514,810	576,142
Property and equipment, at cost	1,284,695	1,405,184
Less: Accumulated depreciation and amortization	(718,309)	(729,905)
Total property and equipment, net	566,386	675,279
Goodwill	401,073	409,229
Intangible assets, net	49,866	64,850
Long-term assets of hospitals held for sale	—	7,734
Other long-term assets	80,994	95,607
Total assets	$1,613,129	$1,828,841

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,544	$1,855
Accounts payable	146,403	171,250
Accrued liabilities:
Accrued salaries and benefits	87,287	77,803
Accrued interest	22,046	10,466
Due to third-party payors	43,934	47,705
Current liabilities of hospitals held for sale	—	2,577
Other current liabilities	47,750	43,687
Total current liabilities	348,964	355,343
Long-term debt	1,185,684	1,212,035
Deferred income tax liabilities, net	6,670	7,774
Other long-term liabilities	129,825	137,954
Total liabilities	1,671,143	1,713,106
Redeemable noncontrolling interests	2,279	2,325
Equity:
Quorum Health Corporation stockholders' equity (deficit):
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value per share, 300,000,000 shares authorized; 31,527,885 shares issued and outstanding at September 30, 2018, and 30,294,895 shares issued and outstanding at December 31, 2017	3	3
Additional paid-in capital	554,847	549,610
Accumulated other comprehensive income (loss)	(1,917)	(1,956)
Accumulated deficit	(627,730)	(448,216)
Total Quorum Health Corporation stockholders' equity (deficit)	(74,797)	99,441
Nonredeemable noncontrolling interests	14,504	13,969
Total equity (deficit)	(60,293)	113,410
Total liabilities and equity	$1,613,129	$1,828,841

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2018

(In Thousands, Except Shares)

		Quorum Health Corporation Stockholders' Equity
					Accumulated
	Redeemable			Additional	Other		Nonredeemable	Total
	Noncontrolling	Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Equity
	Interests	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	(Deficit)

Balance at December 31, 2017	$2,325	30,294,895	$3	$549,610	$(1,956)	$(448,216)	$13,969	$113,410
Comprehensive income (loss)	(715)	—	—	—	39	(179,514)	1,915	(177,560)
Stock-based compensation expense	—	1,565,656	—	7,986	—	—	—	7,986
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(332,666)	—	(1,979)	—	—	—	(1,979)
Cash distributions to noncontrolling investors	(101)	—	—	—	—	—	(1,380)	(1,380)
Adjustments to redemption values of redeemable noncontrolling interests	770	—	—	(770)	—	—	—	(770)
Balance at September 30, 2018	$2,279	31,527,885	$3	$554,847	$(1,917)	$(627,730)	$14,504	$(60,293)

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Nine Months Ended September 30, 2017

(In Thousands, Except Shares)

		Quorum Health Corporation Stockholders' Equity
					Accumulated
	Redeemable			Additional	Other		Nonredeemable
	Noncontrolling	Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Total
	Interests	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Equity

Balance at December 31, 2016	$6,807	29,482,050	$3	$537,911	$(2,760)	$(334,026)	$14,441	$215,569
Comprehensive income (loss)	(1,158)	—	—	—	365	(87,382)	2,206	(84,811)
Stock-based compensation expense	—	985,302	—	7,702	—	—	—	7,702
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(217,850)	—	(1,503)	—	—	—	(1,503)
Cash distributions to noncontrolling investors	(42)	—	—	—	—	—	(3,809)	(3,809)
Reclassification of noncontrolling interests	(363)	—	—	—	—	—	363	363
Redemption of shares from noncontrolling interests	(3,402)	—	—	2,235	—	—	(77)	2,158
Adjustments to redemption values of redeemable noncontrolling interests	(264)	—	—	264	—	—	—	264
Balance at September 30, 2017	$1,578	30,249,502	$3	$546,609	$(2,395)	$(421,408)	$13,124	$135,933

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Cash flows from operating activities:
Net income (loss)	$(53,886)	$(28,554)	$(178,314)	$(86,334)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,612	20,735	52,015	63,441
Non-cash interest expense, net	1,860	1,793	6,394	3,223
Provision for (benefit from) deferred income taxes	(1,129)	(642)	(1,104)	(387)
Stock-based compensation expense	2,766	2,374	7,986	7,702
Impairment of long-lived assets and goodwill	32,438	5,261	72,198	21,461
Loss (gain) on sale of hospitals, net	805	79	8,927	(5,112)
Non-cash portion of loss on hospital closures	—	—	6,394	—
Changes in reserves for self-insurance claims, net of payments	4,623	4,999	15,003	16,253
Changes in reserves for legal, professional and settlement costs, net of payments	—	—	—	(3,651)
Other non-cash expense (income), net	380	233	387	238
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Patient accounts receivable, net	9,206	9,156	30,280	(21,193)
Due from and due to third-party payors, net	8,344	(3,176)	29,322	12,231
Inventories, prepaid expenses and other current assets	(7,353)	9,756	(7,582)	2,024
Accounts payable and accrued liabilities	12,108	(12,002)	2,394	(10,710)
Long-term assets and liabilities, net	1,560	(268)	(1,365)	1,603
Net cash provided by (used in) operating activities	28,334	9,744	42,935	789

Cash flows from investing activities:
Capital expenditures for property and equipment	(9,576)	(11,525)	(34,895)	(50,667)
Capital expenditures for software	(483)	(3,005)	(1,527)	(6,174)
Acquisitions, net of cash acquired	(63)	(33)	(121)	(1,920)
Proceeds from the sale of hospitals	—	9,084	39,170	29,240
Other investing activities, net	10	—	259	—
Net cash provided by (used in) investing activities	(10,112)	(5,479)	2,886	(29,521)

Cash flows from financing activities:
Borrowings under revolving credit facilities	121,000	131,000	368,000	433,000
Repayments under revolving credit facilities	(135,000)	(136,000)	(368,000)	(388,000)
Borrowings of long-term debt	90	175	157	247
Repayments of long-term debt	(354)	(4,670)	(31,801)	(16,517)
Payments of debt issuance costs	—	(181)	(2,268)	(3,119)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	(36)	(14)	(1,979)	(1,503)
Cash distributions to noncontrolling investors	(678)	—	(1,481)	(3,851)
Purchases of shares from noncontrolling investors	—	(1,244)	—	(1,244)
Net cash provided by (used in) financing activities	(14,978)	(10,934)	(37,372)	19,013

Net change in cash, cash equivalents and restricted cash	3,244	(6,669)	8,449	(9,719)
Cash, cash equivalents and restricted cash at beginning of period	10,822	22,405	5,617	25,455
Cash, cash equivalents and restricted cash at end of period	$14,066	$15,736	$14,066	$15,736

Supplemental cash flow information:
Interest payments, net	$18,702	$13,105	$77,413	$79,677
Income tax payments, net of refunds	46	311	533	339
Non-cash purchases of property and equipment under capital lease obligations	—	—	—	54

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS AND SPIN-OFF

Description of the Business

The principal business of Quorum Health Corporation, a Delaware corporation, and its subsidiaries (collectively, “QHC” or the “Company”) is to provide hospital and outpatient healthcare services in its markets across the United States. As of September 30, 2018, the Company owned or leased a diversified portfolio of 27 hospitals in rural and mid-sized markets, which are located in 14 states and have a total of 2,604 licensed beds. The Company provides outpatient healthcare services through its hospitals and affiliated facilities, including urgent care centers, diagnostic and imaging centers, physician clinics and surgery centers. The Company’s wholly-owned subsidiary, Quorum Health Resources, LLC (“QHR”), provides hospital management advisory and healthcare consulting services to non-affiliated hospitals located throughout the United States. Over 95% of the Company’s net operating revenues are attributable to its hospital operations business.

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Reclassifications and Immaterial Restatements

Certain revisions have been made to prior period balances as follows:

Beginning in the fourth quarter of 2017, the Company reclassified and separately presented in its consolidated statements of cash flows the amounts for gross borrowings and repayments of its revolving credit facilities. Both items are included in cash flows from financing activities. Previously, these amounts were netted in the Company’s presentation of its consolidated statements of cash flow. This reclassification is considered immaterial and had no effect on the Company’s consolidated results of operations or financial position.

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

Revenues and Accounts Receivable

Adoption of ASC Topic 606 “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”) using the modified retrospective method to all contracts existing on January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under ASC 605. The key impacts on the Company’s consolidated financial statements include the following:

•

Prior to the adoption of ASC 606, a significant portion of the Company’s allowance for doubtful accounts related to amounts due from self-pay patients, as well as co-pays and deductibles owed to the Company by patients with insurance. Under ASC 606, the estimated allowance for these patient accounts is generally considered a direct reduction to net operating revenues rather than as a provision for bad debts.

•

Prior to the adoption of ASC 606, the Company’s presentation and disclosure of net revenue by payor included the portion of the revenue related to co-pays and deductibles as third-party revenues. Under ASC 606, the co-pays and deductibles portions of net revenue are classified as self-pay after insurance.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

at the end of the reporting period. The performance obligations for these contracts are generally completed when the patient is discharged, which generally occurs within days or weeks following the end of the reporting period.

The Company determines the transaction price based on standard billing rates for goods and services provided, reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients and patient responsibility after insurance in accordance with the Company’s policy, and/or implicit price concessions provided to uninsured patients and patient responsibility after insurance. The Company determines its estimates of contractual adjustments and discounts based on contractual agreements, its discount policies and historical experience. The Company determines its estimate of implicit price concessions based on its historical collection experience with this class of patients.

The Company recognizes revenues related to its QHR business when either the performance obligation has been satisfied or over time as the hospital management advisory and healthcare consulting services are provided, and reports these revenues at the amount expected to be collected from the non-affiliated hospital clients of QHR.

Payor Sources

The primary sources of payment for patient healthcare services are third-party payors, including federal and state agencies administering the Medicare and Medicaid programs, other governmental agencies, managed care health plans, commercial insurance companies, workers’ compensation carriers and employers. Self-pay revenues are the portion of patient service revenues derived from patients who do not have health insurance coverage and the patient responsibility portion of services that are not covered by health insurance plans. Non-patient revenues primarily include revenues from QHR’s hospital management advisory and healthcare consulting services business, rental income and hospital cafeteria sales.

The following table provides a summary of net operating revenues by payor source (dollars in thousands):

	Three Months Ended September 30,
	2018		2017
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$123,788	26.9%	$156,547	31.4%
Medicaid	97,803	21.2%	92,563	18.5%
Managed care and commercial plans	185,493	40.3%	184,390	36.9%
Self-pay and self-pay after insurance	33,647	7.3%	42,385	8.5%
Non-patient	19,776	4.3%	23,417	4.7%
Total net operating revenues	$460,507	100.0%	$499,302	100.0%

	Nine Months Ended September 30,
	2018		2017
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$398,477	28.1%	$468,627	30.1%
Medicaid	270,047	19.0%	292,380	18.8%
Managed care and commercial plans	560,445	39.5%	583,073	37.4%
Self-pay and self-pay after insurance	125,619	8.8%	140,296	9.0%
Non-patient	65,371	4.6%	72,712	4.7%
Total net operating revenues	$1,419,959	100.0%	$1,557,088	100.0%

Revenues from Medicare Advantage Plans that are included in Medicare revenues in the table above were $32.0 million and $47.0 million for the three months ended September 30, 2018 and 2017, respectively, and $103.4 million and $133.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Contractual Adjustments and Discounts

Agreements with third-party payors typically provide for payments at amounts less than standard billing rates. A summary of the payment arrangements with major third-party payors follows:

•

Medicare: Inpatient acute care services are generally paid at prospectively determined rates per discharge based on clinical, diagnostic and other factors. Certain services are paid based on cost-reimbursement methodologies subject to certain limits.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Outpatient services are paid using prospectively determined rates according to ambulatory payment classifications and, for some services, fee schedules. Physician services are paid based upon the Medicare Physician Fee Schedule.

•	Medicaid: Reimbursements for Medicaid services are generally paid at prospectively determined rates per discharge, per occasion of service, or per covered member.
•

Other: Payment agreements with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations generally provide for payment using prospectively determined rates per discharge, discounts from standard billing rates and prospectively determined daily rates.

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

Contractual adjustments, or differences in standard billing rates and the payments derived from contractual terms with governmental and non-governmental third-party payors, are recorded based on management’s best estimates in the period in which services are performed and a payment methodology is established with the patient. Recorded estimates for past contractual adjustments are subject to change, in large part, due to ongoing contract negotiations and regulation changes, which are typical in the U.S. healthcare industry. Revisions to estimates are recorded as contractual adjustments in the periods in which they become known and may be subject to further revisions. In addition, the contracts the Company has with commercial insurance payors may provide for retroactive audit and review of claims. Subsequent changes in estimates for third-party payors that are determined to be the result of an adverse change in a payor’s ability to pay are recorded as bad debt expense. Bad debt expense for the three and nine months ended September 30, 2018 was not material and is included in other operating expenses in the Company’s consolidated statements of income. Billing and collections are outsourced to CHS under certain transition services agreements that were put in place by CHS in connection with the Spin-off. The Company’s contractual adjustments are impacted by the timing and ability of CHS to monitor the classification and collection of the Company’s patient accounts receivable. Self-pay and other payor discounts are incentives offered by the Company to uninsured or underinsured patients and other payors to reduce their costs of healthcare services.

Third-Party Program Reimbursements

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical experience, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as new information becomes available, or as years are settled or are no longer subject to such audits, reviews, and investigations. Previous program reimbursements and final cost report settlements are included in due from and due to third-party payors in the consolidated balance sheets. Net adjustments arising from a change in the transaction price for estimated cost report settlements favorably (unfavorably) impacted net operating revenues by $(0.5) million and $2.5 million during the three months ended September 30, 2018 and 2017, respectively, and $(0.4) million and $2.5 million during the nine months ended September 30, 2018 and 2017, respectively.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the components of amounts due from and due to third-party payors (in thousands):

	September 30,	December 31,
	2018	2017

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$13,878	$17,383
State supplemental payment programs	50,231	79,819
Total amounts due from third-party payors	$64,109	$97,202

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$32,830	$33,163
State supplemental payment programs	11,104	14,542
Total amounts due to third-party payors	$43,934	$47,705

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

The following table provides a summary of the portion of Medicaid reimbursements included in the Company’s consolidated statements of income that are attributable to state supplemental payment programs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Medicaid state supplemental payment program revenues	$57,555	$46,866	$158,186	$138,544
Provider taxes and other expenses	19,131	16,523	55,326	50,646
Reimbursements attributable to state supplemental payment programs, net of expenses	$38,424	$30,343	$102,860	$87,898

The California Department of Health Care Services administers the Hospital Quality Assurance Fee (“HQAF”) program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients. Under the HQAF program, the Company recognized $8.7 million of Medicaid revenues and $0.1 million of provider taxes for the three months ended September 30, 2018 and $24.4 million of Medicaid revenues and $4.4 million of provider taxes for the nine months ended September 30, 2018. There were no corresponding amounts recognized in the three and nine months ended September 30, 2017. The revenues and fees for the full year 2017 were recognized in the fourth quarter of 2017 when CMS approved the program.

The Company recognized $7.3 million of Medicaid revenues in the three and nine months ended September 30, 2018 related to the sale the Illinois property tax credits. Recognition of the benefit from the Illinois credits was previously recognized as a reduction in other operating expenses. For the three and nine months ended September 30, 2017, the Company recognized $7.8 million from the sale the Illinois property tax credits as a direct reduction to other operating expenses. The Company determined that the Illinois property tax credits operate as a supplemental payment program for uncompensated charity care.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Self-Pay and Self-Pay After Insurance

Generally, patients who are covered by third-party payors are responsible for related co-pays and deductibles, which vary in amount. The Company also provides services to uninsured patients, and offers those uninsured patients a discount, either by policy or law, from the Company’s standard billing rates. The Company estimates the transaction price for patients with co-pays and deductibles and for uninsured patients based on historical collection experience and current market conditions. The initial estimate of the transaction price is determined by reducing the Company’s standard charges by any contractual adjustments, discounts, and implicit price concessions. Subsequent changes to the estimate of the transaction price, if any, are generally recorded as an adjustment to patient service revenue in the period of the change.

Charity Care

In the ordinary course of business, the Company provides services to patients who are financially unable to pay for hospital care. The related charges for those patients who are financially unable to pay that otherwise do not qualify for reimbursement from a governmental program are classified as charity care. The Company determines amounts that qualify for charity care primarily based on the patient’s household income relative to the poverty level guidelines established by the federal government. The Company’s policy is to not pursue collections for such amounts; therefore, the related charges are recorded in operating revenues at standard billing rates and fully offset in contractual adjustments. The Company’s gross amounts of charity care revenues were $7.6 million and $5.7 million for the three months ended September 30, 2018 and 2017, respectively, and $26.9 million and $25.6 million for the nine months ended September 30, 2018 and 2017, respectively.

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
September 30, 2018

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

Concentration of Credit Risk

The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s hospitals and affiliated outpatient facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s markets and non-governmental third-party payors, Medicare represents a significant concentration of credit risk from payors. Accounts receivable, net of contractual adjustments, from Medicare were $59.0 million and $66.6 million, or 18.5% and 18.2% of total patient accounts receivable, net as of September 30, 2018 and December 31, 2017, respectively. Additionally, the Company believes Illinois Medicaid represents a significant concentration of credit risk to the Company, due to the fiscal problems in the state of Illinois that can affect the timing and extent of payments due to providers, which are administered by the state of Illinois under the Medicaid program. The Company’s accounts receivable, net of contractual adjustments, from Illinois Medicaid were $21.5 million and $28.8 million, or 6.7% and 7.9% of total patient accounts receivable, net as of September 30, 2018 and December 31, 2017, respectively. The Company’s state supplemental program receivables from Illinois Medicaid were $1.3 million and $22.9 million, or 2.1% and 23.5% of total due from third-party payors, as of September 30, 2018 and December 31, 2017, respectively. The Company also believes California Medicaid represents a significant concentration of credit risk to the Company. The Company’s state supplemental program receivables from California Medicaid were $34.2 million and $48.4 million, or 53.3% and 49.8% of total due from third-party payors, as of September 30, 2018 and December 31, 2017, respectively.

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

The following table provides a summary of the states in which the Company generates more than 5% of its total net patient revenues as determined in each period (dollars in thousands):

	Number of	Nine Months Ended September 30,
	Hospitals at	2018		2017
	September 30, 2018	$ Amount	% of Total	$ Amount	% of Total

Illinois	8	$554,909	41.0%	$559,068	37.7%
Oregon	1	172,319	12.7%	155,903	10.5%
California	2	136,357	10.1%	112,260	7.6%
Kentucky	3	87,935	6.5%	85,017	5.7%

Other Operating Expenses

The following table provides a summary of the major components of other operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Purchased services	$37,955	$40,716	$116,537	$130,155
Taxes and insurance	33,631	24,929	100,313	92,782
Medical specialist fees	26,078	27,254	79,459	84,605
Transition services agreements	14,101	15,468	43,284	47,736
Repairs and maintenance	8,962	10,166	27,659	31,368
Utilities	6,559	7,853	18,274	21,245
Other miscellaneous operating expenses	16,430	18,971	55,384	58,503
Total other operating expenses	$143,716	$145,357	$440,910	$466,394

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

General and Administrative Costs

Substantially all of the Company’s operating costs and expenses are “cost of revenues” items. Operating expenses that could be classified as general and administrative by the Company are costs related to corporate office functions, including, but not limited to tax, treasury, audit, risk management, legal, investor relations and human resources. These costs primarily consist of salaries and benefits expenses associated with these corporate office functions. General and administrative costs of the Company were $14.2 million and $13.8 million during the three months ended September 30, 2018 and 2017, respectively, and $49.1 million and $43.9 million during the nine months ended September 30, 2018 and 2017, respectively. General and administrative costs of the Company include severance costs at the corporate office of $1.6 million during the three months ended September 30, 2018 with no corresponding amount during the three months ended September 30, 2017, and $6.2 million and $0.6 million during the nine months ended September 30, 2018 and 2017, respectively.

Electronic Health Records Incentives Earned

Pursuant to the Health Information Technology for Economic and Clinical Health Act (“HITECH”), the Company receives incentive payments under the Medicare and Medicaid programs for its eligible hospitals and physician clinics that demonstrate meaningful use of certified Electronic Health Records (“EHR”) technology. EHR incentive payments are subject to audit and potential recoupment if it is determined that the applicable meaningful use standards were not met. EHR incentive payments are also subject to retrospective adjustment because the cost report data upon which the incentive payments are based is further subject to audit.

The Company incurs both capital expenditures and operating expenses in connection with the implementation of EHR technology initiatives. The amounts and timing of these expenditures does not directly correlate with the timing of the Company’s receipt or recognition of EHR incentive payments as earned. The Company is nearing completion of its full implementation of certified EHR, and therefore, its EHR incentive payments are declining and will ultimately end. The Company recognized EHR incentives earned of less than $0.1 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and $0.6 million and $4.5 million for the nine months ended September 30, 2018 and 2017, respectively, which were recorded as a reduction to operating expenses in the Company’s consolidated statements of income.

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

Loss on Closure of Hospitals, Net

Loss on closure of hospitals, net relates to costs incurred by the Company for closure of hospitals and outpatient facilities, and includes severance, loss on disposal of property and equipment, write-down of assets, legal costs and other costs incurred by the Company related to the closure.

Transaction Costs Related to the Spin-off

Transaction costs related to the Spin-off consists of QHC’s portion of the costs to effect the Spin-off and the costs associated with forming a new company. These costs include audit fees, management advisory and consulting costs, investment advisory costs, legal expenses and other miscellaneous costs.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Restricted Cash

Restricted cash consists of cash held in escrow accounts to secure the Company’s indemnification obligations under purchase agreements related to the sale of hospitals. The Company expects these obligations will be settled more than twelve months into the future. As a result, the Company’s restricted cash is recorded in other long-term assets in the consolidated balance sheet as of September 30, 2018.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Company’s consolidated balance sheets to the combined total as reported in the Company’s consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2018	2017

Cash and cash equivalents	$6,066	$5,617
Restricted cash included in other long-term assets	8,000	—
Cash, cash equivalents and restricted cash	$14,066	$5,617

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Goodwill

The Company’s hospital operations and QHR’s hospital management advisory and healthcare consulting services operations meet the criteria to be classified as reporting units for goodwill. Goodwill was initially determined for QHC’s hospital operations reporting unit based on a relative fair value approach as of September 30, 2013 (CHS’ goodwill impairment testing date). Additional goodwill was allocated on a similar basis for four hospitals acquired by CHS in 2014 and included in the group of hospitals spun-off to QHC. For the QHR reporting unit, goodwill was allocated based on the amount recorded by CHS at the time of its acquisition in 2007. All subsequent goodwill generated from hospital, physician practice or other ancillary business acquisitions is recorded at fair value at the time of acquisition.

Intangible Assets

The Company’s intangible assets primarily consist of purchase and development costs of software for internal use and contract-based intangible assets, including physician income guarantee contracts, medical licenses, hospital management contracts, non-compete agreements and certificates of need. There are no expected residual values related to the Company’s intangible assets. Capitalized software costs are generally amortized over three years, except for software costs for significant system conversions, which are amortized over 8 to 10 years. Capitalized software costs that are in the development stage are not amortized until the related projects are complete. Assets for physician income guarantee contracts, hospital management contracts, non-compete agreements and certificates of need are amortized over the life of the individual contracts. Intangible assets held for sale are not amortized.

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

See Note 3 — Impairment of Long-Lived Assets and Goodwill for additional information related to impairment recorded in the consolidated statements of income.

Other Long-Term Assets

Other long-term assets consist of the long-term portion of the receivables from CHS related to professional and general liability and workers’ compensation liability insurance reserves that were indemnified by CHS in connection with the Spin-off, as well as deferred compensation plan assets, deposits, investments in unconsolidated subsidiaries, restricted cash and other miscellaneous long-term assets.

Other Current Liabilities

Other current liabilities consist of the current portion of professional and general liability insurance reserves, including the portion indemnified by CHS in connection with the Spin-off, as well as property tax accruals, legal accruals, deferred revenue related to EHR incentives, physician income guarantee liabilities and other miscellaneous current liabilities.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Professional and General Liability Insurance and Workers’ Compensation Liability Insurance Reserves

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

Self-Insured Employee Health Benefits

The Company is self-insured for substantially all of the medical benefits of its employees. The Company maintains a liability for its current estimate of incurred but not reported employee health claims based on historical claims data provided by third-party administrators. The undiscounted reserve for self-insured employee health benefits was $7.3 million and $8.8 million as of September 30, 2018 and December 31, 2017, respectively, and is included in accrued salaries and benefits in the Company’s consolidated balance sheets. Expense each period is based on the actual claims received during the period plus the impact of any adjustment to the liability for incurred but not reported employee health claims.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Benefit Plans

The Company maintains various benefit plans, including defined contribution plans, a defined benefit plan and a deferred compensation plan, for which certain of the Company’s subsidiaries are the plan sponsors. The rights and obligations of these plans were transferred from CHS to the Company, pursuant to the Separation and Distribution Agreement. Benefits costs are recorded as salaries and benefits expenses in the consolidated statements of income. The cumulative liability for these benefit costs is recorded in other long-term liabilities in the consolidated balance sheets.

The Company recognizes the unfunded liability of its defined benefit plan in other long-term liabilities in the consolidated balance sheets. Unrecognized gains (losses) and prior service credits (costs) are recorded as changes in other comprehensive income (loss) in the consolidated statements of income. The measurement date of the plan’s assets and liabilities coincides with the Company’s year end. The Company’s pension benefit obligation is measured using actuarial calculations that incorporate discount rates, rate of compensation increases and expected long-term returns on plan assets. The calculations additionally consider expectations related to the retirement age and mortality of plan participants. The Company records pension benefit costs related to all of its plans as salaries and benefits expenses in the consolidated statements of income.

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

Segment Reporting

The principal business of the Company is to provide healthcare services at its hospitals and affiliated outpatient facilities. The Company’s only other line of business is the hospital management advisory and healthcare consulting services it provides through QHR. The Company has determined that its hospital operations business and QHR business meet the criteria for separate segment reporting. The Company’s corporate functions are reported in the all other reportable segment. See Note 13 — Segments for additional information related to the Company’s segment reporting.

New Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income, which allows for reclassification from accumulated other comprehensive income to retained earnings of the stranded tax effects in accumulated other comprehensive income resulting from the enactment of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) and corresponding accounting treatment recorded in the fourth quarter of 2017. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. The Company does not anticipate that the adoption of this standard will have a significant impact on its consolidated balance sheet.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. This ASU instead permits an entity to recognize goodwill impairment as the excess of a reporting unit’s carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment of goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The ASU is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact this guidance may have on its consolidated results of operations, financial position and cash flows.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the accounting for leases and requires the rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, with early adoption permitted. Under ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. The Company’s adoption process of ASU 2016-02 is ongoing, including identifying and validating the population of both known and embedded leases, implementing the Company’s acquired lease software and quantifying the impact on its consolidated financial statements. The Company anticipates that the adoption of ASU 2016-02 will result in a material increase in both total assets and total liabilities reflected on its consolidated balance sheets upon the recognition of right-of-use assets and obligations for leases currently classified as operating leases. In addition, the Company is continuing to evaluate and address the impact that the adoption of this standard will have on the Company’s policies, procedures, financial disclosures and control framework. The Company anticipates substantially completing its evaluation of the impact of the adoption of ASU 2016-02 by December 1, 2018.

NOTE 3 – IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

During the three months ended September 30, 2018, the Company evaluated the fair value of hospitals intended for divestiture. In connection with this evaluation, the Company recognized long-lived asset impairment of $32.4 million during the three months ended September 30, 2018, which consisted of $31.5 million of property and equipment and $0.9 million of capitalized software costs.

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

NOTE 4 –DIVESTITURES

McKenzie Regional Hospital

On September 30, 2018, the Company sold 45-bed McKenzie Regional Hospital and its affiliated facilities (“McKenzie”), located in McKenzie, Tennessee, for proceeds of $1.7 million, which were received in October 2018. For the three months ended September 30, 2018 and 2017, the Company’s operating results included pre-tax losses of $4.2 million and $1.3 million, respectively, related to McKenzie, and pre-tax losses of $6.0 million and $3.2 million for the nine months ended September 30, 2018 and 2017, respectively. In addition to the above, the Company recorded a $0.7 million loss on the sale of McKenzie in the nine months ended September 30, 2018, which includes a write-off of allocated goodwill of $0.4 million.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Clearview Regional Medical Center

On March 31, 2018, the Company sold 77-bed Clearview Regional Medical Center and its affiliated facilities (“Clearview”), located in Monroe, Georgia, for proceeds of $37.4 million, of which $8.0 million was placed in an escrow account subject to resolution of certain outstanding litigation initiated before the Spin-off and for which CHS agreed to indemnify the Company for the resulting liability. For the three months ended September 30, 2018 and 2017, the Company’s operating results included pre-tax losses of $1.7 million and $0.7 million, respectively, related to Clearview, and pre-tax losses of $5.3 million and $2.3 million for the nine months ended September 30, 2018 and 2017, respectively. In addition to the above, the Company recorded a $7.9 million loss on the sale of Clearview in the nine months ended September 30, 2018, which includes a write-off of allocated goodwill of $9.4 million.

Vista Medical Center West

On March 1, 2018, the Company sold 70-bed Vista Medical Center West and its affiliated facilities (“Vista West”), located in Waukegan, Illinois, for proceeds of $1.2 million. For the three months ended September 30, 2018 and 2017, the Company’s operating results included pre-tax losses of $1.3 million and $0.2 million, respectively, related to Vista West, and pre-tax losses of $2.1 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively. In addition to the above, the Company recorded a $0.2 million loss on the sale of Vista West in the nine months ended September 30, 2018.

Affinity Medical Center

On January 5, 2018, the Company announced plans to close Affinity Medical Center (“Affinity”) located in Massillon, Ohio. Subsequent to January 5, 2018, the Company’s affiliates entered into an agreement with the City of Massillon related to the closure whereby all of the owned real property and a portion of the related tangible assets located at the hospital would be transferred to the City of Massillon in exchange for nominal consideration and the City of Massillon’s assumption of certain ongoing real property lease obligations and equipment lease obligations. Operations ceased on February 11, 2018 and the Company transferred the agreed-upon assets to the City of Massillon on May 16, 2018. For the three months ended September 30, 2018 and 2017, the Company’s operating results included pre-tax losses of $2.2 million and $2.3 million respectively, related to Affinity, and pre-tax losses of $26.6 million and $8.3 million for the nine months ended September 30, 2018 and 2017, respectively. Included in the pre-tax loss for the nine months ended September 30, 2018 was $18.2 million of closure costs related to the closure of Affinity which includes $8.1 million of severance and salary continuation costs, $5.0 million in losses associated with the disposal of assets that have no future value to the Company and $5.1 million of other costs and fees related to termination of contracts and other miscellaneous costs. The Company anticipates that in the remainder of 2018 it will incur costs, beyond those already incurred of approximately $0.5 million to $1.0 million related to the wind down and transfer of assets to other facilities. In addition, beyond 2018, the Company is obligated to maintain patient health records for approximately 19 years with an estimated annual cost of $0.3 million.

NOTE 5 – PROPERTY AND EQUIPMENT

The following table provides a summary of the components of property and equipment (in thousands):

	September 30,	December 31,
	2018	2017

Property and equipment, at cost:
Land and improvements	$51,983	$70,731
Building and improvements	724,753	790,619
Equipment and fixtures	496,939	529,150
Construction in progress	11,020	14,684
Total property and equipment, at cost	1,284,695	1,405,184
Less: Accumulated depreciation and amortization	(718,309)	(729,905)
Total property and equipment, net	$566,386	$675,279

Depreciation expense was $12.4 million and $14.6 million for the three months ended September 30, 2018 and 2017, respectively, and $37.6 million and $45.2 million for the nine months ended September 30, 2018 and 2017, respectively. See Note 6 — Goodwill and Intangible Assets for information on amortization expense related to leasehold improvements and property and equipment held under capital lease obligations. The total amount of assets held under capital lease obligations, at cost, was $29.2 million at both September 30, 2018 and December 31, 2017. The total amount of assets held under capital lease obligations, net of accumulated amortization was $24.2 million and $25.6 million at September 30, 2018 and December 31, 2017, respectively.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Purchases of property and equipment accrued in accounts payable were $3.0 million and $6.8 million as of September 30, 2018 and December 31, 2017, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table provides a summary of changes in goodwill (in thousands):

Nine Months Ended
September 30, 2018

Balance at beginning of period	$409,229
Acquisitions	77
Divestitures	(9,826)
Reclasses from held for sale	1,593
Balance at end of period	$401,073

Goodwill related to the Company’s hospital operations reporting unit was $367.7 million and $375.9 million as of September 30, 2018 and December 31, 2017, respectively. Goodwill related to the Company’s hospital management advisory and healthcare consulting services reporting unit was $33.3 million at both September 30, 2018 and December 31, 2017.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Intangible Assets

The following table provides a summary of the components of intangible assets (in thousands):

	September 30,	December 31,
	2018	2017

Finite-lived intangible assets:
Capitalized software costs:
Cost	$144,571	$159,449
Accumulated amortization	(109,322)	(111,661)
Capitalized software costs, net	35,249	47,788
Physician guarantee contracts:
Cost	5,431	7,489
Accumulated amortization	(3,147)	(4,290)
Physician guarantee contracts, net	2,284	3,199
Other finite-lived intangible assets:
Cost	43,221	43,376
Accumulated amortization	(36,013)	(34,668)
Other finite-lived intangible assets, net	7,208	8,708
Total finite-lived intangible assets
Cost	193,223	210,314
Accumulated amortization	(148,482)	(150,618)
Total finite-lived intangible assets, net	$44,741	$59,696

Indefinite-lived intangible assets:
Tradenames	$4,000	$4,000
Licenses and other indefinite-lived intangible assets	1,125	1,154
Total indefinite-lived intangible assets	$5,125	$5,154

Total intangible assets:
Cost	$198,348	$215,468
Accumulated amortization	(148,482)	(150,618)
Total intangible assets, net	$49,866	$64,850

As of September 30, 2018, the Company had $0.9 million of capitalized software costs that are currently in the development stage. Amortization of these costs will begin once the software projects are complete and ready for their intended use.

Amortization Expense

The following table provides a summary of the components of amortization expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Amortization of finite-lived intangible assets:
Capitalized software costs	$2,416	$3,889	$8,515	$12,428
Physician guarantee contracts	497	416	1,942	1,572
Other finite-lived intangible assets	508	920	1,522	2,046
Total amortization expense related to finite-lived intangible assets	3,421	5,225	11,979	16,046
Amortization of leasehold improvements and property and equipment assets held under capital lease obligations	792	886	2,468	2,225
Total amortization expense	$4,213	$6,111	$14,447	$18,271

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of September 30, 2018, the weighted-average remaining amortization period of the Company’s intangible assets subject to amortization, except for capitalized software costs and physician guarantee contracts, was approximately 3.8 years.

NOTE 7 – LONG-TERM DEBT

The following table provides a summary of the components of long-term debt (in thousands):

	September 30,	December 31,
	2018	2017

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$—
Term Loan Facility, maturing 2022	800,696	831,158
ABL Credit Facility, maturing 2021	—	—
Senior Notes, maturing 2023	400,000	400,000
Unamortized debt issuance costs and discounts	(37,953)	(42,934)
Capital lease obligations	23,607	24,411
Other debt	878	1,255
Total debt	1,187,228	1,213,890
Less: Current maturities of long-term debt	(1,544)	(1,855)
Total long-term debt	$1,185,684	$1,212,035

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

The CS Agreement initially provided for an $880 million senior secured term loan facility (the “Term Loan Facility”) and a $100 million senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”). The Term Loan Facility was issued at a discount of $17.6 million, or 98% of par value, and has a maturity date of April 29, 2022, subject to customary acceleration events and repayment, extension or refinancing. The Revolving Credit Facility has a maturity date of April 29, 2021, subject to certain customary acceleration events and repayment, extension or refinancing. The CS Amendment reduced the Revolving Credit Facility’s capacity from $100 million to $87.5 million until December 31, 2017, at which time the capacity decreased to $75.0 million through maturity. The CS Second Amendment further reduced the Revolving Credit Facility’s capacity to $62.5 million through maturity, effective with the execution of the amendment on March 14, 2018.

The CS Agreement contains customary covenants, including a maximum permitted Secured Net Leverage Ratio, as determined based on 12 month trailing Consolidated EBITDA, as defined in the CS Agreement. On April 11, 2017, the Company executed the CS Amendment with its Senior Credit Facility lenders to amend the calculation of the Secured Net Leverage Ratio beginning July 1, 2017 through maturity, among other provisions. In addition, the CS Amendment raised the minimum Secured Net Leverage Ratio required for the Company to remain in compliance for certain periods, and also changed the calculation of compliance for specified periods. The CS Second Amendment, which was executed on March 14, 2018, further amended the Secured Net Leverage Ratio for the period July 1, 2017 through maturity. As of September 30, 2018, the Company had a Secured Net Leverage Ratio of 4.15 to 1.00 implying additional borrowing capacity of $167.0 million as of September 30, 2018.

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

Prior to the CS Amendment, interest under the Term Loan Facility accrued, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%. Following the CS Amendment, interest under the Term Loan Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. The effective interest rate on the Term Loan Facility was 9.29% as of September 30, 2018. Interest under the Revolving Credit Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS Amendment and the CS Second Amendment.

Borrowings from the Revolving Credit Facility are used for working capital and general corporate purposes. As of September 30, 2018, the Company had no borrowings outstanding under the Revolving Credit Facility and had $13.7 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation liability insurance as security for the payment of claims. As of September 30, 2018, the Company had borrowing capacity under its Revolving Credit Facility of $48.8 million.

ABL Credit Facility

In connection with the Spin-off, on April 29, 2016, the Company entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among the Company, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. On April 11, 2017, we executed an amendment to the UBS Agreement with its lender party thereto, which aligned the provisions of the UBS Agreement with the CS Amendment. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). The available borrowings from the ABL Credit Facility, which are based on eligible patient accounts receivable, are used for working capital and general corporate purposes. As of September 30, 2018, the Company had no borrowings outstanding on the ABL Credit Facility and borrowing capacity of $120.3 million.

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

Senior Notes

On April 22, 2016, the Company issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations of the Company guaranteed on a senior basis by certain of the Company’s subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months. The effective interest rate on the Senior Notes was 12.49% as of September 30, 2018.

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

The following table provides a summary of the redemption dates and prices related to the Senior Notes:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

The following table provides a summary of unamortized debt issuance costs and discounts (in thousands):

	September 30,	December 31,
	2018	2017

Debt issuance costs	$34,533	$32,265
Debt discounts	24,536	24,536
Total debt issuance costs and discounts at origination	59,069	56,801
Less: Amortization of debt issuance costs and discounts	(21,116)	(13,867)
Total unamortized debt issuance costs and discounts	$37,953	$42,934

Capital Lease Obligations and Other Debt

The Company’s debt arising from capital lease obligations primarily relates to its corporate office in Brentwood, Tennessee. As of September 30, 2018 and December 31, 2017, this capital lease obligation was $17.4 million and $17.9 million, respectively. The remainder of the Company’s capital lease obligations relate to property and equipment at its hospitals and QHR. Other debt consists of physician loans and miscellaneous notes payable to banks.

Debt Maturities

The following table provides a summary of debt maturities for the next five years and thereafter (in thousands):

September 30, 2018

Remainder of 2018	$403
2019	1,549
2020	1,621
2021	1,639
2022	802,096
Thereafter	417,873
Total debt, excluding unamortized debt issuance costs and discounts	$1,225,181

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Interest Expense, Net

The following table provides a summary of the components of interest expense, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Senior Credit Facility:
Revolving Credit Facility	$63	$98	$205	$429
Term Loan Facility	18,121	17,512	53,174	48,795
ABL Credit Facility	276	638	1,115	1,507
Senior Notes	11,626	11,631	34,865	34,886
Amortization of debt issuance costs and discounts	2,079	2,067	7,249	6,271
All other interest expense (income), net	285	270	(1,301)	(1,684)
Total interest expense, net	$32,450	$32,216	$95,307	$90,204

NOTE 8 – OTHER LONG-TERM ASSETS AND OTHER LONG-TERM LIABILITIES

The following table provides a summary of the components of other long-term assets (in thousands):

	September 30,	December 31,
	2018	2017

Receivable for professional and general liability insurance reserves indemnified by CHS	$31,903	$44,377
Receivable for workers' compensation liability insurance reserves indemnified by CHS	11,734	14,545
Nonqualified Deferred Compensation Plan Assets	18,432	23,052
Restricted cash	8,000	—
Other miscellaneous long-term assets	10,925	13,633
Total other long-term assets	$80,994	$95,607

The following table provides a summary of the components of other long-term liabilities (in thousands):

	September 30,	December 31,
	2018	2017

Professional and general liability insurance reserves	$78,612	$76,993
Workers' compensation liability insurance reserves	17,879	18,558
Benefit plan liabilities	28,639	36,103
Deferred rent	2,770	4,268
Other miscellaneous long-term liabilities	1,925	2,032
Total other long-term liabilities	$129,825	$137,954

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the carrying amounts and estimated fair values of the Company’s long-term debt (in thousands):

	September 30, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Revolving Credit Facility	$—	$—	$—	$—
Term Loan Facility	800,696	813,211	831,158	838,954
ABL Credit Facility	—	—	—	—
Senior Notes	400,000	401,088	400,000	393,396
Other debt	24,485	24,485	25,666	25,666
Total debt, excluding unamortized debt issuance costs and discounts	$1,225,181	$1,238,784	$1,256,824	$1,258,016

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

NOTE 10 – EQUITY

Preferred Stock

In connection with the Spin-off, the Company authorized 100,000,000 shares of preferred stock, par value of $0.0001 per share. No shares have been issued as of September 30, 2018. The Board has the discretion, subject to limitations prescribed by Delaware law and by the Company’s amended and restated certificate of incorporation, to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock, when and if issued.

Common Stock

In connection with the Spin-off, the Company authorized 300,000,000 shares of common stock, par value of $0.0001 per share, and issued 28,412,054 shares of common stock on April 29, 2016 to CHS stockholders of record on the Record Date, or April 22, 2016. The common stock began trading on the NYSE on May 2, 2016 under the ticker symbol “QHC.” As of September 30, 2018 and December 31, 2017, the Company had 31,527,885 shares and 30,294,895 shares, respectively, of common stock issued and outstanding.

Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters for which stockholders may vote. Holders of the Company’s common stock do not have cumulative voting rights in the election of directors. There are no preemptive rights, conversion, redemption or sinking fund provisions applicable to the common stock. In the event of liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in the assets available for distribution. Delaware law prohibits the Company from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, the Company’s Credit Agreements and the Indenture impose restrictions on its ability to pay dividends.

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

The Company’s effective tax rates were 2.0% and 1.9% for the three months ended September 30, 2018 and 2017, respectively, and 0.6% and 0.1% for the nine months ended September 30, 2018 and 2017, respectively. The increase in the Company’s effective tax rate for the three and nine months ended September 30, 2018, when compared to the three and nine months ended September 30, 2017, was primarily due to the impairment or disposal of certain indefinite-lived assets and the change in expected realization of deferred tax assets under the new law established by the Tax Act.

The Company’s deferred income tax liabilities, net were $6.7 million as of September 30, 2018, compared to $7.8 million as of December 31, 2017, a $1.1 million decrease. This decrease was a result of an increase in deferred tax liabilities during the period due to tax deductible amortization on indefinite-lived intangibles including goodwill and the reclassification of refundable alternative minimum tax (“AMT”) credit, which was offset by a decrease in deferred tax liabilities due to the impairment and disposal of certain indefinite-lived intangible assets during the period.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records income tax benefits for all tax years subject to examination based on management’s evaluation of the facts, circumstances, and information available at the reporting date. The Company is not aware of any unrecognized income tax benefits; therefore, it has not recorded any such amounts for the three and nine months ended September 30, 2018 and 2017.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 12 – EARNINGS PER SHARE

The following table provides a summary of the computation of basic and diluted earnings (loss) per share (in thousands, except earnings per share and shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Numerator:
Net income (loss)	$(53,886)	$(28,554)	$(178,314)	$(86,334)
Less: Net income (loss) attributable to noncontrolling interests	54	637	1,200	1,048
Net income (loss) attributable to Quorum Health Corporation	$(53,940)	$(29,191)	$(179,514)	$(87,382)
Denominator:
Weighted-average shares outstanding - basic and diluted	29,215,823	28,245,833	28,891,363	28,068,085

Earnings (loss) per share attributable to Quorum Health Corporation stockholders - basic and diluted	$(1.85)	$(1.03)	$(6.21)	$(3.11)

Due to the net loss attributable to Quorum Health Corporation in the three and nine months ended September 30, 2018 and 2017, no incremental shares are included in diluted earnings (loss) per share for these periods because the effect of the incremental shares would be anti-dilutive.

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

The following tables provide a summary of financial information related to the Company’s reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net operating revenues:
Hospital operations	$442,802	$478,815	$1,363,628	$1,494,351
QHR operations	16,937	19,494	55,145	60,385
All other	768	993	1,186	2,352
Total net operating revenues	$460,507	$499,302	$1,419,959	$1,557,088

Adjusted EBITDA:
Hospital operations	$39,137	$39,227	$109,455	$118,229
QHR operations	4,715	5,391	13,518	15,848
All other	(9,710)	(12,350)	(34,088)	(41,237)
Total Adjusted EBITDA	$34,142	$32,268	$88,885	$92,840

	September 30,	December 31,
	2018	2017

Assets:
Hospital operations	$1,481,792	$1,687,576
QHR operations	58,082	61,752
All other	73,255	79,513
Total assets	$1,613,129	$1,828,841

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Adjusted EBITDA	$34,142	$32,268	$88,885	$92,840
Interest expense, net	(32,450)	(32,216)	(95,307)	(90,204)
(Provision for) benefit from income taxes	1,074	542	1,162	86
Depreciation and amortization	(16,612)	(20,735)	(52,015)	(63,441)
Legal, professional and settlement costs	(1,519)	(2,050)	(10,349)	(6,519)
Impairment of long-lived assets and goodwill	(32,438)	(5,261)	(72,198)	(21,461)
Loss (gain) on sale of hospitals, net	(805)	(79)	(8,927)	5,112
Loss on closure of hospitals, net	(1,111)	—	(18,195)	—
Transition of transition services agreements	(2,445)	—	(3,682)	—
Transaction costs related to the Spin-off	—	(173)	—	(204)
Post-spin headcount reductions and executive severance	(1,722)	(850)	(7,688)	(2,543)
Net income (loss)	$(53,886)	$(28,554)	$(178,314)	$(86,334)

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

The following table provides a summary of the activity related to unvested QHC restricted stock awards held by QHC and CHS employees during the nine months ended September 30, 2018 that were distributed in the Spin-off (in shares):

QHC Awards Distributed in Spin-off

Unvested restricted stock awards at December 31, 2017	266,880
Vested	(136,562)
Forfeited	(48,717)
Unvested restricted stock awards at September 30, 2018	81,601

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the activity related to unvested restricted stock awards during the nine months ended September 30, 2018 that were granted to QHC employees subsequent to the Spin-off:

	QHC Awards Granted
	Subsequent to Spin-off
		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	Per Share

Unvested restricted stock awards at December 31, 2017	1,779,488	$9.58
Granted	1,616,707	6.10
Vested	(830,898)	9.81
Forfeited	(335,512)	9.01
Unvested restricted stock awards at September 30, 2018	2,229,785	7.06

During the nine months ended September 30, 2018, the Company granted 512,500 performance-based restricted stock awards to certain of its executive officers. If the performance-based objectives are attained in accordance with the targets set forth in the performance-based restricted stock award agreement, the restrictions on the restricted stock awards will lapse on the second anniversary of the grant date. In addition, the Company granted 939,167 time-based restricted stock awards in which the restrictions will lapse in equal installments on each of the first three anniversaries of the grant date. In addition, the Company granted 165,040 time-based restricted stock awards to its non-employee directors which will lapse on the first anniversary of the grant date.

The Company records stock-based compensation expense related to the vesting of QHC restricted stock awards issued to QHC employees on the Spin-off date, CHS restricted stock awards held by QHC employees on the Spin-off date, and restricted stock awards granted by QHC subsequent to the Spin-off. Stock-based compensation expense is included in salaries and benefits expenses in the consolidated statements of income.

The following table provides a summary of stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Stock-based compensation resulting from the Spin-off	$—	$435	$372	$1,799
Stock-based compensation related to grants following the Spin-off	2,766	1,939	7,614	5,903
Total stock-based compensation expense	$2,766	$2,374	$7,986	$7,702

As of September 30, 2018, the Company had unrecognized stock-based compensation expense of $10.6 million related to restricted stock awards.

NOTE 15 – EMPLOYEE BENEFIT PLANS

The Company maintains various benefit plans, including defined contribution plans, a defined benefit plan and a deferred compensation plan, of which certain of the Company’s subsidiaries are the plan sponsors. The rights and obligations of these plans were transferred from CHS in connection with the Spin-off, pursuant to the Separation and Distribution Agreement.

Defined Contribution Plans

The Quorum Health Retirement Savings Plan (the “Retirement Savings Plan”) is a defined contribution plan, which was established on January 1, 2016 by CHS in anticipation of the Spin-off. The assets and liabilities under this plan were transferred to QHC in connection with the Spin-off. The Retirement Savings Plan covers the majority of the employees at the Company’s subsidiaries. The Company has other minor defined contribution plans at certain of its hospitals that cover employees under the terms of these individual plans. Total expense (benefit) to the Company under all defined contribution plans was $3.8 million and $(4.9) million for the three months ended September 30, 2018 and 2017, respectively, and $8.1 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively. The benefit in the three months ended September 30, 2017 related to a reduction in

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

discretionary employee benefits for the full year. The benefit costs associated with the Retirement Savings Plan are included in salaries and benefits expenses in the consolidated statements of income.

Deferred Compensation Plans

On August 18, 2016, the Compensation Committee of the Board adopted the Executive Nonqualified Excess Plan Adoption Agreement (the “Adoption Agreement”) and the Executive Nonqualified Excess Plan Document (the “Plan Document”), that together, the Adoption Agreement names as the QHCCS, LLC Nonqualified Deferred Compensation Plan (the “NQDCP”). The NQDCP is an unfunded, nonqualified deferred compensation plan that provides deferred compensation benefits for a select group of management, highly compensated employees and independent contractors of the Company’s wholly-owned subsidiary, QHCCS, LLC, a Delaware limited liability company (“QHCCS”), including the Company’s named executive officers. The NQDCP permits participants to defer a portion of their annual base salary, service bonus and performance-based compensation, as well as up to 100% of their incentive compensation in any calendar year. In addition to participant deferrals, QHCCS and/or its affiliates may make discretionary credits to participants’ accounts for any year. As of September 30, 2018, the assets and liabilities under this plan were $18.4 million and $19.8 million, respectively. As of December 31, 2017, the assets and liabilities under this plan were $23.1 million and $24.3 million, respectively. The assets and liabilities under this plan are included in other long-term assets and other long-term liabilities, respectively, in the consolidated balance sheets.

Supplemental Executive Retirement Plan

On April 1, 2016, the Board adopted the Quorum Health Corporation Supplemental Executive Retirement Plan (the “Original SERP”). Pursuant to the Employee Matters Agreement between the Company and CHS, the Company assumed the liabilities for all obligations under the Original SERP as of April 29, 2016, the Spin-off date, which related to QHC employees, as defined in the Employee Matters Agreement. In addition, as defined by the Employee Matters Agreement, no additional benefits were to accrue under the Original SERP following the Spin-off and no assets were transferred to the Company related to the Original SERP. The accrued benefit liability transferred to the Company for the Original SERP was $6.0 million.

On May 24, 2016, the Board, upon recommendation of the Compensation Committee, approved the Company’s Amended and Restated Supplemental Executive Retirement Plan (the “Amended and Restated SERP”), in order to accrue additional benefits with respect to QHC Employees who otherwise qualify as “Participants” under the Amended and Restated SERP. The Amended and Restated SERP is a noncontributory non-qualified deferred compensation plan under Section 409A of the Internal Revenue Code. The benefit costs under the Amended and Restated SERP were $0.3 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $0.9 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively, and are included in salaries and benefits expenses in the consolidated statements of income. The long-term portion of the benefit liability for the Amended and Restated SERP was $5.8 million and $8.7 million as of September 30, 2018 and December 31, 2017, respectively. The current portion of the benefit liability as of September 30, 2018 was $3.8 million. There was no current portion of the benefit liability as of December 31, 2017. The current portion of the benefit liability is included in accrued salaries and benefits and the long-term portion is included in other long-term liabilities in the consolidated balance sheets.

Director’s Fees Deferral Plan

On September 16, 2016, the Board adopted the Quorum Health Corporation Director’s Fees Deferral Plan (the “Director’s Plan”). Pursuant to the Director’s Plan, members of the Board may elect to defer and accumulate fees, including retainer fees and fees for attendance at Board meetings and Board committees. A director may elect that all or any specified portion of the director’s fees to be earned during a calendar year be credited to a director’s cash account and/or a director’s stock unit account maintained on the individual director’s behalf in lieu of payment. Payment of amounts credited to a director’s cash account and stock unit account will be made upon a payment commencement event, as defined in the Director’s Plan, in accordance with the payment method elected by the individual director, either in lump sum or in a number of annual installments, not to exceed 15 installments. Eligibility to participate in the Director’s Plan extends to directors of the Board not employed by the Company or any of its subsidiaries. Pursuant to the Director’s Plan, the Company registered and made available for issuance under the Director’s Plan a maximum of 150,000 shares of QHC common stock.

Defined Benefit Pension Plan

QHC provides benefits to employees at one of its hospitals through a defined benefit plan (the “Pension Plan”). The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are in accordance with the minimum funding requirements of ERISA. Benefit costs related to the Pension Plan were $0.1 million for both the three months ended September 30, 2018 and 2017, and $0.2 million and $0.3 million for the nine months ended

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

September 30, 2018 and 2017, respectively. The Company recognizes the unfunded liability of the Pension Plan in other long-term liabilities in its consolidated balance sheets. Unrecognized gains (losses) and prior service credits (costs) are recognized as other comprehensive income (loss). The accrued benefit liability for the Pension Plan was $0.8 million at both September 30, 2018 and December 31, 2017.

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

•

Receivables Collection Agreement (“PASI”). This agreement defines services to be provided by CHS’ wholly-owned subsidiary, PASI, which currently serves as a third-party collection agency to QHC related to accounts receivable collections of both active and bad debt accounts of QHC hospitals, including both receivables that existed as of the Spin-off date and those that have occurred since the Spin-off date. Services include, but are not limited to, self-pay collections, insurance follow-up, collection letters and calls, payment arrangements, payment posting, dispute resolution and credit balance research. Fees are based on the type of service and are calculated based on a percentage of recoveries. Effective October 1, 2018, by mutual agreement of both companies, each of the parties’ obligations under this transition services

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

agreement to the other were terminated. The Company replaced the services provided by CHS with external service providers and internal resources.
•

Billing and Collection Agreement (“PPSI”). This agreement defines services to be provided by CHS related to collections of accounts receivable generated by the Company’s affiliated outpatient healthcare facilities. Services include, but are not limited to, self-pay collections, insurance follow-up, collection letters and calls, payment arrangements, payment posting, dispute resolution and credit balance research. Fees are based on the type of service and are calculated based on a percentage of recoveries. Effective October 1, 2018, by mutual agreement of both companies, each of the parties’ obligations under this transition services agreement to the other were terminated. The Company replaced the services provided by CHS with external service providers and internal resources.

•

Employee Service Center Agreement. This agreement defines services to be provided by CHS related to payroll processing and human resources information systems support. Fees are based on a fixed charge per employee headcount per month.

•

Eligibility Screening Services Agreement. This agreement defines services to be provided by CHS for financial and program criteria screening related to Medicaid or other program eligibility for pure self-pay patients. Fees are based on a fixed charge for each hospital receiving services. Effective June 24, 2018, per mutual agreement of both companies, the employees responsible for screening patients for program eligibility were transferred to QHC, which terminated the obligations of both parties under this transition services agreement.

The total expenses recorded by the Company under the transition services agreements with CHS were $14.1 million and $15.5 million for the three months ended September 30, 2018 and 2017, respectively, and $43.3 million and $47.7 million for the nine months ended September 30, 2018 and 2017, respectively. The Company is disputing in arbitration, among other issues and actions, certain charges and lack of performance of various obligations under the transition services agreements with CHS.

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

In connection with the Spin-off, CHS agreed to indemnify QHC for certain liabilities relating to outcomes or events occurring prior to the closing of the Spin-off, including (i) certain claims and proceedings known to be outstanding on or prior to the closing date of the Spin-off and (ii) certain claims, proceedings and investigations by governmental authorities or private plaintiffs related to activities occurring at or related to the Company’s healthcare facilities prior to the closing date of the Spin-off, but only to the extent, in the case of clause (ii), that such claims are covered by insurance policies maintained by CHS, including professional and general liability and workers’ compensation liability. In this regard, CHS will continue to be responsible for certain Health Management Associates, Inc. legal matters covered by its contingent value rights agreement that relate to the portion of CHS’ business now held by QHC. Notwithstanding the foregoing, CHS is not indemnifying QHC in respect of any claims or proceedings arising out of, or related to, the business operations of QHR at any time or QHC’s compliance with the Corporate Integrity Agreement (“CIA”) with the United States Department of Health and Human Services Office of the Inspector General (“OIG”). Subsequent to the Spin-off, the OIG entered into an “Assumption of CIA Liability Letter” with the Company reiterating the applicability of the CIA to certain of the Company’s hospitals, although the OIG declined to enter into a separate agreement with the Company.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

unable to estimate an amount of possible loss or range of loss in some instances based on the significant uncertainties involved in, or the preliminary nature of, certain legal, regulatory and governmental matters.

Commercial Litigation and Other Lawsuits

•

Arbitration with Community Health Systems, Inc. On August 4, 2017, the Company received a demand for arbitration from CHS seeking payment of certain amounts the Company has withheld pursuant to the Shared Services Centers Transition Services Agreement (the “SSC TSA”) and the Computer and Data Processing Transition Services Agreement (the “IT TSA”). The Company contends that the amounts are not payable to CHS and were not properly billed by CHS under the agreements. The matter is pending before the American Arbitration Association. CHS seeks payment of approximately $12.1 million relating to these two transition services agreements. The Company is vigorously contesting the charges as not payable to CHS under the transition services agreements and has made counterclaims that include, among other things, termination of the SSC TSA, a ruling that the IT TSA is terminable at the Company’s option (as described below), and substantial damages the Company believes it has suffered as a result of the transition services agreements and other actions taken by CHS in connection with the Spin-off. Additionally, on March 19, 2018, the Company received notice from CHS that CHS was seeking to terminate, effective September 30, 2018, the SSC TSA and the IT TSA and to impose a September 30, 2018 deadline for completion of the transition services under the SSC TSA and IT TSA, as a result of alleged breaches by the Company of the agreements. The notice from CHS also provided an indication of CHS’s preference to terminate the Receivables Collection Agreement, the Eligibility Screening Services Agreement, and the Billing and Collection Agreement. The Company amended its counterclaims to include allegations that CHS’s attempt to terminate the SSC TSA and IT TSA and to impose a September 30, 2018 deadline for completing the transition of services under those contracts violated the terms of the contracts and was invalid and without effect. The validity and effectiveness of CHS’s attempt to terminate the SSC TSA and IT TSA and to impose a September 30, 2018 deadline was litigated during the course of arbitration proceedings held in late June 2018. After hearing testimony regarding the termination issues, the arbitration panel ruled that each of the SSC TSA and IT TSA will continue in effect according to their original terms through 2021, subject to any agreement by the parties to terminate the SSC TSA and the IT TSA at an earlier time. The panel ordered that, after the date of the ruling, the Company would prospectively pay the amounts invoiced under the TSAs as billed, but deferred ruling on the parties’ economic claims related to the TSAs. The arbitration reconvened October 1, 2018 with QHC presenting the Company’s counter-claims and defenses that certain amounts were not payable to CHS. The arbitration concluded October 9, 2018 and a decision is expected in mid-January 2019.The Company is unable to predict the outcome of this matter; however, it is reasonably possible that the Company may incur a loss in connection with this matter. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

Zwick Partners LP and Aparna Rao, Individually and On Behalf of All Others Similarly Situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller and Michael J. Culotta. On September 9, 2016, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its officers. The Amended Complaint, filed on September 13, 2017, purports to be brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of the Company between May 2, 2016 and August 10, 2016 and alleges that the Company and certain of its officers violated federal securities laws, including Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, by making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of the Company’s business, operations and compliance policies. On April 17, 2017, Plaintiff filed a Second Amended Complaint adding additional defendants, CHS, Wayne T. Smith and W. Larry Cash. On June 23, 2017, the Company filed a motion to dismiss, which Plaintiff opposed on August 22, 2017. On April 19, 2018, the Court denied the Company’s motion to dismiss, and the Company filed its answer to the Second Amended Complaint on May 18, 2018. On July 13, 2018, Plaintiff filed its motion for class certification, which Defendants opposed on August 31, 2018. The motion for class certification is currently pending. On September 14, 2018, Plaintiff filed a Third Amended Complaint adding additional alleged misstatements. On October 12, 2018, Defendants moved to dismiss the new allegations, which motion is currently pending. The case is in discovery, and the Company is vigorously defending itself in this matter. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss in connection with this matter. The Company is unable to reasonably estimate the amount or range of such reasonably possible loss because discovery has only recently started and the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

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

•

R2 Investments, LDC v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller, Michael J. Culotta, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North, H. Mitchell Watson, Jr. and H. James Williams. On October 25, 2017, a shareholder filed an action in the Circuit Court of Williamson County, Tennessee against the Company and certain of its officers and directors and CHS and certain of its officers and directors. The complaint alleges that the defendants violated the Tennessee Securities Act and common law by, among other things, making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of the Company’s business, operations and financial condition. Plaintiff is seeking rescissionary, compensatory and punitive damages. The Company filed a motion to dismiss the action on January 16, 2018, which Plaintiff opposed on March 5, 2018. On May 11, 2018, the Court denied the Company’s motion to dismiss. The Company subsequently filed an answer to the complaint, and the case is now in discovery. The Company is vigorously defending itself in this matter. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss in connection with this matter. The Company is unable to reasonably estimate the amount or range of such reasonably possible loss because discovery has only recently started and the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

Harvey Horwitz, Derivatively on Behalf of Quorum Health Corporation v. Thomas D. Miller, Michael J. Culotta, Barbara R. Paul, R. Lawrence Van Horn, William S. Hussey, James T. Breedlove, William M. Gracey, Joseph A. Hastings, and Adam Feinstein, and Quorum Health Corporation, as Nominal Defendant. On September 17, 2018, a purported shareholder filed a derivative action on behalf of the Company in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violation of Section 29(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and indemnification and contribution. Plaintiff seeks damages allegedly sustained by the Company, rescission of the Separation Agreement with CHS, corporate governance reforms, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs. On October 26, 2018, the Court entered an order granting a stay of the case pending entry of an order on any motions for summary judgment in the Rao v. Quorum Health Corporation case described above. Once the stay is lifted, the Company intends to move to transfer the action to Delaware consistent with the Company’s by-laws. The Company is vigorously defending itself in this matter. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss in connection with this matter. The Company is unable to reasonably estimate the amount or range of such reasonably possible loss because the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

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

Prior to the Spin-off, CHS provided professional and general liability insurance and workers’ compensation liability insurance to QHC and indemnified QHC from losses under these insurance arrangements related to the hospital operations business assumed by QHC in the Spin-off. The liabilities for claims prior to the Spin-off and related to QHC’s hospital operations business were determined based on an actuarial study of QHC’s operations and historical claims experience at its hospitals, including during the period of ownership by CHS. Corresponding receivables from CHS are established to reflect the indemnification by CHS for each of these liabilities for claims that related to events and circumstances that occurred prior to the Spin-off.

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

The following table provides a summary of the Company’s insurance reserves related to professional and general liability and workers’ compensation liability, distinguished between those indemnified by CHS and those related to the Company’s own risks (in thousands):

	September 30, 2018
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$25,342	$31,903	$25,342	$31,903
All other self-insurance reserves	—	—	4,189	46,709
Total insurance reserves for professional and general liability	25,342	31,903	29,531	78,612
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	2,368	11,734	2,368	11,734
All other self-insurance reserves	—	—	2,093	6,145
Total insurance reserves for workers' compensation liability	2,368	11,734	4,461	17,879
Total self-insurance reserves	$27,710	$43,637	$33,992	$96,491

	December 31, 2017
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$21,465	$44,377	$21,465	$44,377
All other self-insurance reserves	—	—	2,883	32,616
Total insurance reserves for professional and general liability	21,465	44,377	24,348	76,993
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	3,032	14,545	3,032	14,545
All other self-insurance reserves	—	—	3,120	4,013
Total insurance reserves for workers' compensation liability	3,032	14,545	6,152	18,558
Total self-insurance reserves	$24,497	$58,922	$30,500	$95,551

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Construction and Capital Commitments

The Company is in the process of completing construction of a new patient tower and expanding surgical capacity at McKenzie – Willamette Medical Center, its hospital in Springfield, Oregon. During the three months ended September 30, 2018 and September 30, 2017, the Company incurred costs of $3.6 million and $6.5 million, respectively, and incurred costs of $14.3 million and $31.1 million during the nine months ended September 30, 2018 and 2017, respectively, related to this project. As of September 30, 2018, the Company has incurred a total of $97.3 million of costs for this project, of which $90.5 million has been placed into service as of September 30, 2018. The total estimated cost of this project, including equipment costs, is estimated to be approximately $105.0 million. The project is expected to be substantially complete by the end of 2018.

NOTE 18 - SUBSEQUENT EVENTS

In October 2018, the Company utilized proceeds, including the receipt of $8.0 million of restricted cash held in escrow, from divestitures to pay down $9.9 million of principal on the Company’s Term Loan Facility.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Income (Loss)

Three Months Ended September 30, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net operating revenues	$—	$356,986	$103,521	$—	$460,507

Operating costs and expenses:
Salaries and benefits	—	154,547	71,690	—	226,237
Supplies	—	35,237	13,712	—	48,949
Other operating expenses	—	115,994	27,722	—	143,716
Depreciation and amortization	—	12,431	4,181	—	16,612
Rent	—	6,580	5,081	—	11,661
Electronic health records incentives earned	—	14	(45)	—	(31)
Legal, professional and settlement costs	—	1,399	120	—	1,519
Impairment of long-lived assets and goodwill	—	32,438	—	—	32,438
Loss (gain) on sale of hospitals, net	—	805	—	—	805
Loss on closure of hospitals, net	—	1,111	—	—	1,111
Total operating costs and expenses	—	360,556	122,461	—	483,017
Income (loss) from operations	—	(3,570)	(18,940)	—	(22,510)
Interest expense (income), net	32,204	245	1	—	32,450
Equity in earnings of affiliates	22,932	(2,483)	—	(20,449)	—
Income (loss) before income taxes	(55,136)	(1,332)	(18,941)	20,449	(54,960)
Provision for (benefit from) income taxes	(1,196)	8	114	—	(1,074)
Net income (loss)	(53,940)	(1,340)	(19,055)	20,449	(53,886)
Less: Net income (loss) attributable to noncontrolling interests	—	—	54	—	54
Net income (loss) attributable to Quorum Health Corporation	$(53,940)	$(1,340)	$(19,109)	$20,449	$(53,940)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Income (Loss)

Three Months Ended September 30, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating revenues	$—	$439,813	$118,034	$—	$557,847
Provision for bad debts	—	48,652	9,893	—	58,545
Net operating revenues	—	391,161	108,141	—	499,302
Operating costs and expenses:
Salaries and benefits	—	176,085	75,695	—	251,780
Supplies	—	43,590	15,067	—	58,657
Other operating expenses	100	120,035	25,222	—	145,357
Depreciation and amortization	—	17,289	3,446	—	20,735
Rent	—	7,332	5,045	—	12,377
Electronic health records incentives earned	—	(377)	90	—	(287)
Legal, professional and settlement costs	—	2,050	—	—	2,050
Impairment of long-lived assets and goodwill	—	5,261	—	—	5,261
Loss (gain) on sale of hospitals, net	—	100	(21)	—	79
Transaction costs related to the Spin-off	—	134	39	—	173
Total operating costs and expenses	100	371,499	124,583	—	496,182
Income (loss) from operations	(100)	19,662	(16,442)	—	3,120
Interest expense (income), net	32,001	206	9	—	32,216
Equity in earnings of affiliates	(2,366)	3,184	—	(818)	—
Income (loss) before income taxes	(29,735)	16,272	(16,451)	818	(29,096)
Provision for (benefit from) income taxes	(544)	(266)	268	—	(542)
Net income (loss)	(29,191)	16,538	(16,719)	818	(28,554)
Less: Net income (loss) attributable to noncontrolling interests	—	—	637	—	637
Net income (loss) attributable to Quorum Health Corporation	$(29,191)	$16,538	$(17,356)	$818	$(29,191)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Income (Loss)

Nine Months Ended September 30, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net operating revenues	$—	$1,091,781	$328,178	$—	$1,419,959

Operating costs and expenses:
Salaries and benefits	—	484,728	221,140	—	705,868
Supplies	—	114,678	46,054	—	160,732
Other operating expenses	1,897	355,090	83,923	—	440,910
Depreciation and amortization	—	40,956	11,059	—	52,015
Rent	—	20,464	15,087	—	35,551
Electronic health records incentives earned	—	(416)	(201)	—	(617)
Legal, professional and settlement costs	—	10,229	120	—	10,349
Impairment of long-lived assets and goodwill	—	70,398	1,800	—	72,198
Loss (gain) on sale of hospitals, net	—	8,933	(6)	—	8,927
Loss on closure of hospitals, net	—	18,195	—	—	18,195
Total operating costs and expenses	1,897	1,123,255	378,976	—	1,504,128
Income (loss) from operations	(1,897)	(31,474)	(50,798)	—	(84,169)
Interest expense (income), net	96,612	(1,303)	(2)	—	95,307
Equity in earnings of affiliates	81,849	38,348	—	(120,197)	—
Income (loss) before income taxes	(180,358)	(68,519)	(50,796)	120,197	(179,476)
Provision for (benefit from) income taxes	(844)	(412)	94	—	(1,162)
Net income (loss)	(179,514)	(68,107)	(50,890)	120,197	(178,314)
Less: Net income (loss) attributable to noncontrolling interests	—	—	1,200	—	1,200
Net income (loss) attributable to Quorum Health Corporation	$(179,514)	$(68,107)	$(52,090)	$120,197	$(179,514)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Income (Loss)

Nine Months Ended September 30, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating revenues	—	1,344,687	386,320	—	$1,731,007
Provision for bad debts	—	146,261	27,658	—	173,919
Net operating revenues	—	1,198,426	358,662	—	1,557,088
Operating costs and expenses:
Salaries and benefits	—	539,544	242,147	—	781,691
Supplies	—	134,866	51,725	—	186,591
Other operating expenses	2,992	373,979	89,423	—	466,394
Depreciation and amortization	—	53,408	10,033	—	63,441
Rent	—	21,494	15,137	—	36,631
Electronic health records incentives earned	—	(3,815)	(701)	—	(4,516)
Legal, professional and settlement costs	—	6,519	—	—	6,519
Impairment of long-lived assets and goodwill	—	21,461	—	—	21,461
Loss (gain) on sale of hospitals, net	—	100	(5,212)	—	(5,112)
Transaction costs related to the Spin-off	—	157	47	—	204
Total operating costs and expenses	2,992	1,147,713	402,599	—	1,553,304
Income (loss) from operations	(2,992)	50,713	(43,937)	—	3,784
Interest expense (income), net	91,934	(1,820)	90	—	90,204
Equity in earnings of affiliates	(7,457)	8,316	—	(859)	—
Income (loss) before income taxes	(87,469)	44,217	(44,027)	859	(86,420)
Provision for (benefit from) income taxes	(87)	(44)	45	—	(86)
Net income (loss)	(87,382)	44,261	(44,072)	859	(86,334)
Less: Net income (loss) attributable to noncontrolling interests	—	—	1,048	—	1,048
Net income (loss) attributable to Quorum Health Corporation	$(87,382)	$44,261	$(45,120)	$859	$(87,382)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended September 30, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(53,940)	$(1,340)	$(19,055)	$20,449	$(53,886)
Amortization and recognition of unrecognized pension cost components, net of income taxes	114	114	—	(114)	114
Comprehensive income (loss)	(53,826)	(1,226)	(19,055)	20,335	(53,772)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	54	—	54
Comprehensive income (loss) attributable to Quorum Health Corporation	$(53,826)	$(1,226)	$(19,109)	$20,335	$(53,826)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended September 30, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(29,191)	$16,538	$(16,719)	$818	$(28,554)
Amortization and recognition of unrecognized pension cost components, net of income taxes	123	123	—	(123)	123
Comprehensive income (loss)	(29,068)	16,661	(16,719)	695	(28,431)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	637	—	637
Comprehensive income (loss) attributable to Quorum Health Corporation	$(29,068)	$16,661	$(17,356)	$695	$(29,068)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Nine Months Ended September 30, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(179,514)	$(68,107)	$(50,890)	$120,197	$(178,314)
Amortization and recognition of unrecognized pension cost components, net of income taxes	39	39	—	(39)	39
Comprehensive income (loss)	(179,475)	(68,068)	(50,890)	120,158	(178,275)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1,200	—	1,200
Comprehensive income (loss) attributable to Quorum Health Corporation	$(179,475)	$(68,068)	$(52,090)	$120,158	$(179,475)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Nine Months Ended September 30, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(87,382)	$44,261	$(44,072)	$859	$(86,334)
Amortization and recognition of unrecognized pension cost components, net of income taxes	365	365	—	(365)	365
Comprehensive income (loss)	(87,017)	44,626	(44,072)	494	(85,969)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1,048	—	1,048
Comprehensive income (loss) attributable to Quorum Health Corporation	$(87,017)	$44,626	$(45,120)	$494	$(87,017)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Balance Sheet

September 30, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$221	$5,276	$569	$—	$6,066
Patient accounts receivable, net of allowance for doubtful accounts	—	250,315	67,969	—	318,284
Inventories	—	36,967	9,997	—	46,964
Prepaid expenses	59	16,020	5,146	—	21,225
Due from third-party payors	—	56,581	7,528	—	64,109
Other current assets	248	41,587	16,327	—	58,162
Total current assets	528	406,746	107,536	—	514,810
Intercompany receivable	3	597,765	271,159	(868,927)	—
Property and equipment, net	—	428,481	137,905	—	566,386
Goodwill	—	235,418	165,655	—	401,073
Intangible assets, net	—	44,782	5,084	—	49,866
Other long-term assets	—	56,043	24,951	—	80,994
Net investment in subsidiaries	1,411,102	—	—	(1,411,102)	—
Total assets	$1,411,633	$1,769,235	$712,290	$(2,280,029)	$1,613,129
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$1,427	$117	$—	$1,544
Accounts payable	80	126,489	19,834	—	146,403
Accrued liabilities:
Accrued salaries and benefits	—	62,524	24,763	—	87,287
Accrued interest	22,046	—	—	—	22,046
Due to third-party payors	—	37,731	6,203	—	43,934
Other current liabilities	—	32,547	15,203	—	47,750
Total current liabilities	22,126	260,718	66,120	—	348,964
Long-term debt	1,162,743	22,736	205	—	1,185,684
Intercompany payable	294,891	271,163	302,874	(868,928)	—
Deferred income tax liabilities, net	6,670	—	—	—	6,670
Other long-term liabilities	—	224,768	31,683	(126,626)	129,825
Total liabilities	1,486,430	779,385	400,882	(995,554)	1,671,143
Redeemable noncontrolling interests	—	—	2,279	—	2,279
Equity:
Quorum Health Corporation stockholders' equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	3	—	—	—	3
Additional paid-in capital	554,847	1,177,836	584,102	(1,761,938)	554,847
Accumulated other comprehensive income (loss)	(1,917)	(1,917)	—	1,917	(1,917)
Accumulated deficit	(627,730)	(186,069)	(289,477)	475,546	(627,730)
Total Quorum Health Corporation stockholders' equity (deficit)	(74,797)	989,850	294,625	(1,284,475)	(74,797)
Nonredeemable noncontrolling interests	—	—	14,504	—	14,504
Total equity	(74,797)	989,850	309,129	(1,284,475)	(60,293)
Total liabilities and equity	$1,411,633	$1,769,235	$712,290	$(2,280,029)	$1,613,129

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(80,781)	$124,538	$(822)	$—	$42,935

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(21,193)	(13,702)	—	(34,895)
Capital expenditures for software	—	(1,400)	(127)	—	(1,527)
Acquisitions, net of cash acquired	—	(42)	(79)	—	(121)
Proceeds from the sale of hospitals	—	39,384	(214)	—	39,170
Other investing activities	—	190	69	—	259
Changes in intercompany balances with affiliates, net	—	(137,364)	—	137,364	—
Net cash provided by (used in) investing activities	—	(120,425)	(14,053)	137,364	2,886

Cash flows from financing activities:
Borrowings under of revolving credit facilities	368,000	—	—	—	368,000
Repayments under revolving credit facilities	(368,000)	—	—	—	(368,000)
Borrowings of long-term debt	—	102	55	—	157
Repayments of long-term debt	(30,463)	(1,182)	(156)	—	(31,801)
Payments of debt issuance costs	(2,268)	—	—	—	(2,268)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(1,979)	—	—	(1,979)
Cash distributions to noncontrolling investors	—	—	(1,481)	—	(1,481)
Changes in intercompany balances with affiliates, net	112,682	—	24,682	(137,364)	—
Net cash provided by (used in) financing activities	79,951	(3,059)	23,100	(137,364)	(37,372)

Net change in cash, cash equivalents and restricted cash	(830)	1,054	8,225	—	8,449
Cash, cash equivalents and restricted cash at beginning of period	1,051	4,222	344	—	5,617
Cash, cash equivalents and restricted cash at end of period	$221	$5,276	$8,569	$—	$14,066

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(81,234)	$88,802	$(6,779)	$—	$789

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(18,057)	(32,610)	—	(50,667)
Capital expenditures for software	—	(5,412)	(762)	—	(6,174)
Acquisitions, net of cash acquired	—	(53)	(1,867)	—	(1,920)
Proceeds from sale of hospitals	—	9,348	19,892	—	29,240
Changes in intercompany balances with affiliates, net	—	(72,795)	—	72,795	—
Net cash provided by (used in) investing activities	—	(86,969)	(15,347)	72,795	(29,521)

Cash flows from financing activities:
Borrowings under revolving credit facilities	433,000	—	—	—	433,000
Repayments under revolving credit facilities	(388,000)	—	—	—	(388,000)
Borrowings of long-term debt	—	247	—	—	247
Repayments of long-term debt	(15,032)	(1,219)	(266)	—	(16,517)
Payments of debt issuance costs	(3,119)	—	—	—	(3,119)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(1,503)	—	—	(1,503)
Cash distributions to noncontrolling investors	—	—	(3,851)	—	(3,851)
Purchases of shares from noncontrolling investors	—	—	(1,244)	—	(1,244)
Changes in intercompany balances with affiliates, net	45,289	—	27,506	(72,795)	—
Net cash provided by (used in) financing activities	72,138	(2,475)	22,145	(72,795)	19,013

Net change in cash and cash equivalents	(9,096)	(642)	19	—	(9,719)
Cash and cash equivalents at beginning of period	21,609	3,498	348	—	25,455
Cash and cash equivalents at end of period	$12,513	$2,856	$367	$—	$15,736

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition, results of operations and cash flows, together with the unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q, as well as the audited consolidated and combined financial statements and accompanying notes, and additionally the sections entitled “Business” and “Risk Factors,” included in our Annual Report on Form 10-K filed with the SEC on March 15, 2018 (the “2017 Annual Report on Form 10-K”). The financial information discussed below and included in our 2017 Annual Report on Form 10-K may not necessarily reflect what our results of operations, financial position and cash flows would have been had we been a stand-alone company for the entirety of the periods presented herein or what our results of operations, financial position and cash flows may be in the future. Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “QHC” and the “Company” refer to the consolidated business operations of the hospitals and Quorum Health Resources, LLC (“QHR”) that CHS spun off to Quorum Health Corporation on April 29, 2016 (the “Spin-off”). Additionally, all references to “CHS” and “Parent” refer to Community Health Systems, Inc. and its consolidated subsidiaries. References to our financial statements and financial outlook are on a consolidated basis unless otherwise noted.

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
•

our ability to successfully complete divestitures and the timing thereof, our ability to complete any such divestitures on desired terms or at all, and our ability to realize the intended benefits from any such divestitures;

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
•

the costs associated with the transition of the transition services agreements (“TSAs”) with CHS, including the related arbitration proceeding, as well as the additional costs and risks associated with any operational problems, delays in collections from payors, and errors and control issues during the termination and transition process, and our ability to realize the intended benefits from transitioning the transition services agreements;

•	an unfavorable outcome from the arbitration with CHS;
•	the impact of certain outsourcing functions, and the ability of CHS, as provider of our billing and collection services pursuant to the TSAs, to timely and appropriately bill and collect;
•	our ability to manage effectively our arrangements with third-party vendors for key non-clinical business functions and services;

•	our ability to achieve operating and financial targets and to control the costs of providing services if patient volumes are lower than expected;
•	our ability to achieve and realize the operational and financial benefits expected from our margin improvement program;
•	the effects related to outbreaks of infectious diseases;
•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers;
•	the impact of seasonal or severe weather conditions or earthquakes;
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
•

the impact of cyber-attacks or security breaches, including, but not limited to, the compromise of our facilities and confidential patient data, potential harm to patients, remediation and other expenses, potential liability under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and consumer protection laws, federal and state governmental inquiries, and damage to our reputation;

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

Overview

As of September 30, 2018, we owned or leased a diversified portfolio of 27 hospitals in rural and mid-sized markets, which are located in 14 states and have a total of 2,604 licensed beds. Our hospitals provide a broad range of hospital and outpatient healthcare services, including general and acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services. For our hospital operations business, we are paid for our services by governmental agencies, commercial insurers and directly by the patients we serve. We also operate QHR, a leading hospital management advisory and healthcare consulting services business. For our hospital management advisory and healthcare consulting services business, we are paid by the non-affiliated hospitals utilizing our services. Over 95% of our net operating revenues are attributable to our hospital operations business.

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

We perform an ongoing strategic review of our hospitals based upon an analysis of financial performance, current competitive conditions, market demographic and economic trends and capital allocation requirements. As part of this strategy, we intend to divest or close underperforming hospitals and outpatient service facilities which, in turn, will allow us to reduce our corporate indebtedness and refine our hospital portfolio to become a sustainable group of hospitals and outpatient service facilities with higher operating margins. We are pursuing divestiture or closure opportunities that align with this strategy. Since the Spin-off, we have divested or closed 11 of the 38 hospitals we originally acquired from CHS. Our strategic review process is ongoing and we have targeted additional hospitals for divestiture with the intention of utilizing substantially all net proceeds to pay down our secured debt. We intend to divest or close these hospitals by the end of 2019. For a discussion of our recent divestiture and closure activities, see below section entitled “Recent Divestiture Activity.”

Financial Overview

Our net operating revenues for the three months ended September 30, 2018 decreased $38.8 million to $460.5 million, compared to $499.3 million for the three months ended September 30, 2017, a 7.8% decrease. The $38.8 million decrease was primarily attributable to a $64.0 million decrease in net operating revenues resulting from the hospitals sold or closed subsequent to the prior period, offset by $8.7 million of HQAF program revenues recognized in the three months ended September 30, 2018 with no corresponding amount recorded in the three months ended September 30, 2017 and $12.4 million due to an improved payor mix as well an increase in rate and acuity. In addition, we recognized revenues of $7.3 million from the sale the Illinois property tax credits in the three months ended September 30, 2018. Recognition of the benefit from the Illinois property tax credits was previously recognized as a reduction in other operating expenses. For the three months ended September 30, 2017, the reduction to other operating expenses was $7.8 million. We believe the Illinois property tax credits operate as a supplemental payment program for uncompensated charity care. Income (loss) from operations for the three months ended September 30, 2018 was $(22.5) million, compared to $3.1 million for the three months ended September 30, 2017. Income (loss) from operations decreased primarily due to an increase in impairment charges of $27.2 million. Our operating results for the three months ended September 30, 2018 reflect a 17.8% decrease in total admissions and a 16.2% decrease in total adjusted admissions compared to the same period in 2017. Same-facility admissions decreased 4.5% and adjusted admissions decreased 2.1% for the three months ended September 30, 2018 compared to the same period in 2017. The decrease in same-facility admissions and adjusted admissions was primarily a result of closing underperforming service lines and the termination of payor and physician contracts. The reduction in same-facility admissions was offset by an increase in our overall rate and acuity.

Our net operating revenues for the nine months ended September 30, 2018 decreased $137.1 million to $1,420.0 million, compared to $1,557.1 million for the nine months ended September 30, 2017, a 8.8% decrease. The $137.1 million decrease was primarily attributable to a $197.3 million decrease in net operating revenues resulting from the hospitals sold or closed subsequent to the prior period, offset by a $24.4 million increase related to the HQAF program with no corresponding amount recorded in the nine months ended September 30, 2017 and a $34.7 million increase due to improved payor mix and an increase in rate and acuity. In addition, we recognized revenues of $7.3 million from the sale of the Illinois property tax credits in the nine months ended September 30, 2018. Recognition of the benefit from the Illinois property tax credits was previously recognized as a reduction in other operating expenses. For the nine months ended September 30, 2017, the reduction to other operating expenses was $7.8 million. In addition, we had a $2.3 million increase in revenues from the Medicare low volume hospital payment adjustments that related to the fourth quarter of 2017 as the program was not approved until the first quarter of 2018. Income (loss) from operations for the nine months ended September 30, 2018 was $(84.2) million, compared to $3.8 million for the nine months ended September 30, 2017. Income (loss) from operations decreased $8.9 million related to the combined losses on the sales of Vista West, Clearview and McKenzie (each defined below), $18.2 million related to the closure of Affinity (defined below), and $72.2 million related to impairment of long-lived assets of hospitals intended for divestiture. Our operating results for the nine months ended September 30, 2018 reflect a 16.3% decrease in total admissions and a 15.9% decrease in total adjusted admissions compared to the same period in 2017. Same-facility admissions decreased 2.4% and adjusted admissions decreased 1.0% for the nine months ended September 30, 2018 compared to the same period in 2017. The decrease in same-facility admissions and adjusted admissions was primarily a result of closing underperforming service lines and the termination of payor and physician contracts. The reduction in same-facility admissions was offset by an increase in our overall rate and acuity.

Recent Divestiture Activity

On September 30, 2018, we sold 45-bed McKenzie Regional Hospital and its affiliated facilities (“McKenzie”), located in McKenzie, Tennessee, for proceeds of $1.7 million, which were received in October 2018. For the three months ended September 30, 2018 and 2017, our operating results included pre-tax losses of $3.2 million and $1.3 million, respectively, related to McKenzie, and pre-tax losses of $6.0 million and $4.2 million for the nine months ended September 30, 2018 and 2017, respectively. In addition to the above, we recorded a $0.7 million loss on the sale of McKenzie in the nine months ended September 30, 2018, which includes a write-off of allocated goodwill of $0.4 million.

On March 31, 2018, we sold 77-bed Clearview Regional Medical Center and its affiliated facilities (“Clearview”), located in Monroe, Georgia, for proceeds of $37.4 million, of which $8.0 million was placed in an escrow account subject to resolution of certain outstanding litigation. This matter was resolved in October 2018 and we received the $8.0 million of proceeds during October. For the three months ended September 30, 2018 and 2017, our operating results included pre-tax losses of $1.7 million and $0.7 million, respectively, related to Clearview, and pre-tax losses of $5.3 million and $2.3 million for the nine months ended September 30, 2018 and 2017, respectively. In addition to the above, we recorded a $7.9 million loss on the sale of Clearview in the nine months ended September 30, 2018, which includes a write-off of allocated goodwill of $9.4 million.

On March 1, 2018, we sold 70-bed Vista Medical Center West and its affiliated facilities (“Vista West”), located in Waukegan, Illinois, for proceeds of $1.2 million. For the three months ended September 30, 2018 and 2017, our operating results included pre-tax losses of $1.3 million and $0.2 million, respectively, related to Vista West, and pre-tax losses of $2.1 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively. In addition to the above, we recorded a $0.2 million loss on the sale of Vista West in the nine months ended September 30, 2018.

On January 5, 2018, we announced plans to close Affinity Medical Center (“Affinity”) located in Massillon, Ohio. Subsequent to January 5, 2018, we entered into an agreement with the City of Massillon related to the closure whereby all of the owned real property and a portion of the related tangible assets located at the hospital would be transferred to the City of Massillon in exchange for nominal consideration and the City of Massillon’s assumption of certain ongoing real property lease obligations and equipment lease obligations. Operations ceased on February 11, 2018 and we transferred the agreed-upon assets to the City of Massillon on May 16, 2018. For the three months ended September 30, 2018 and 2017, our operating results included pre-tax losses of $2.2 million and $2.3 million, respectively, related to Affinity, and pre-tax losses of $26.6 million and $8.3 million for the nine months ended September 30, 2018 and 2017, respectively. Included in the pre-tax losses for the nine months ended September 30, 2018 was $18.2 million of closure costs related to the closure of Affinity which includes $8.1 million of severance and salary continuation costs, $5.0 million in losses associated with the disposal of assets that have no future value to us and $5.1 million of other costs and fees related to termination of contracts and other miscellaneous costs. We anticipate that in the remainder of 2018 we will incur costs, beyond those already incurred of approximately $0.5 million to $1.0 million related to the wind down and transfer of assets to other facilities. In addition, beyond 2018, we are obligated to maintain patient health records for approximately 19 years with an estimated annual cost of $0.3 million.

Update on TSAs and Arbitration with CHS

Since the Spin-off with CHS in April 2016, we have outsourced to CHS, through various TSAs, certain services including, among others, services related to patient eligibility screening, billing, accounts receivable collections and other revenue management services and support, as well as information technology, payroll processing and other human resources functions. On August 4, 2017, we received a demand for arbitration from CHS seeking payment of certain amounts withheld by us pursuant to the Shared Service Centers Transition Services Agreement (the “SSC TSA”) and the Computer and Data Processing Transition Services Agreement (the “IT TSA”). We contend that the amounts are not payable to CHS and were not properly billed by CHS under the agreements. The matter is pending before the American Arbitration Association, and CHS seeks payment of approximately $12.1 million relating to these two TSAs. We are vigorously contesting the charges as not payable to CHS under the terms of the agreements and have made counterclaims that include, among other things, termination of the SSC TSA, a ruling that the IT TSA is terminable at our option (as described below), and substantial damages we believe we have suffered as a result of the TSAs and other actions taken by CHS in connection with the Spin-off. Additionally, on March 19, 2018, we received notice from CHS that CHS was seeking to terminate, effective September 30, 2018, the SSC TSA and the IT TSA and to impose a September 30, 2018 deadline for completion of the transition of services under the SSC TSA and the IT TSA. The notice from CHS also provided an indication of CHS’s preference to terminate the Receivables Collection Agreement, the Eligibility Screening Services Agreement, and the Billing and Collection Agreement. We amended our counterclaims to include allegations that CHS's attempt to terminate the SSC TSA and the IT TSA, and to impose a September 30, 2018 deadline for completing the transition of services under those contracts violated the terms of the contracts, and was invalid and without effect.

The validity and effectiveness of CHS’s attempt to terminate the SSC TSA and IT TSA and to impose a September 30, 2018 deadline was litigated during the course of arbitration proceedings held in late June 2018. After hearing testimony regarding the termination issues, the arbitration panel ruled that each of the SSC TSA and IT TSA will continue in effect according to their original terms through 2021, subject to any agreement by the parties to terminate the SSC TSA and the IT TSA at an earlier time. The panel ordered that, after the date of the ruling, we would pay the amounts invoiced under the TSAs as billed, but deferred ruling on the parties’ economic claims related to the TSAs until additional arbitration proceedings in early October 2018. The arbitration reconvened October 1, 2018, with us presenting our claims that certain amounts are not payable to CHS and were not properly billed by CHS under the agreements, which constitute approximately $12.1 million in dispute, and certain counterclaims against CHS. The arbitration concluded October 9, 2018 and a decision is expected in mid-January 2019. We continue to believe that termination of all the TSAs is in our best long-term interests, and are working to ensure that the transitions are undertaken in a manner that minimizes the associated risks inherent in such a termination. We completed transition of the Eligibility Screening Services TSA (“ESS TSA”) during the second quarter of 2018. We completed transition of the Physician Practice Support Agreement (“PPSA”), which is related to the billing and collecting on accounts receivable for the physicians and owned clinics, and the Professional Account Services (“PASI”) Receivables Collection Agreement, which is primarily related to collecting receivables on aged/bad debt accounts for both the physicians and hospitals, effective October 1, 2018. Terminating or transitioning the services provided by the transition services agreements with CHS could result in additional costs and a risk of operational problems, delays in collections from payors, potential errors and possible control issues during the termination and transition processes, any of which could adversely affect our business, results of operations, financial condition and cash flows. For additional information, see Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.

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

The fourth phase of the HQAF program expired on December 31, 2016. The California Department of Health Care Services (“DHCS”) submitted the Phase V HQAF program package to CMS on March 30, 2017 for approval of the overall program structure and the fees or provider tax rates for the program period January 1, 2017 through June 30, 2019, and the fee-for-service inpatient and outpatient upper payments limits (“UPL”) for each of the state fiscal years in the period January 1, 2017 through June 30, 2019. CMS issued formal approval of Phase V HQAF on December 15, 2017. The approvals included the inpatient and outpatient fee-for-service supplemental payments and the overall tax structure. The California Hospital Association will work with the DHCS to develop an implementation schedule and update the draft model to reflect the CMS-approved amounts. However, CMS has not yet issued a decision on the managed care components of the Phase V HQAF program and, therefore, the payment amounts in the draft model are preliminary. Furthermore, the supplemental Medi-Cal managed care payments made through the new directed payment mechanism have been estimated using inpatient utilization data publicly reported to the California Office of Statewide Health Planning and Development for the fiscal year ending in 2015. However, in actuality, the directed payments will be made for inpatient and outpatient services provided to in-network patients during the current state fiscal year.

Of the total supplemental payments received by all hospitals, our portion represents 0.50%. We are estimating that our net impact over the 30-month period will be $56.8 million. While uncertainties regarding the timing and amount of payments under the HQAF program exist, our estimates of cash collections at this time, net of any provider taxes, including those related to previous programs, are $31.5 million for the full year 2018, $22.3 million in 2019, $12.7 million in 2020 and $7.7 million in 2021.

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

Basis of Presentation

Our financial statements as of and for the three and nine months ended September 30, 2017 include certain reclassifications to conform to the presentation as of and for the three and nine months ended September 30, 2018. These reclassifications had no net effect on our consolidated results of operations, financial position or cash flows reported in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018. See Note 2 — Basis of Presentation and Significant Accounting Policies — Reclassifications and Immaterial Restatements in the accompanying consolidated financial statements.

Revenues

Adoption of ASC Topic 606 “Revenue from Contracts with Customers”

On January 1, 2018, we adopted ASC 606 using the modified retrospective method to all contracts existing on January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605. The key impacts on our consolidated financial statements include the following:

•

Prior to the adoption of ASC 606, a significant portion of our allowance for doubtful accounts related to amounts due from self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. Under ASC 606, the estimated allowance for these patient accounts are generally considered a direct reduction to net operating revenues rather than as previously reported as provision for bad debts.

•

Prior to the adoption of ASC 606, our presentation and disclosure of net revenue by payor included the portion of the revenue related to co-pays and deductibles as third-party revenues. Under ASC 606, the co-pays and deductibles portions of net revenue are classified as self-pay after insurance.

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

The following table provides a summary of our net operating revenues for the three and nine months ended September 30, 2018 and 2017 by payor source (dollars in thousands):

	Three Months Ended September 30,
	2018		2017
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$123,788	26.9%	$156,547	31.4%
Medicaid	97,803	21.2%	92,563	18.5%
Managed care and commercial	185,493	40.3%	184,390	36.9%
Self-pay and self-pay after insurance	33,647	7.3%	42,385	8.5%
Non-patient	19,776	4.3%	23,417	4.7%
Total net operating revenues	$460,507	100.0%	$499,302	100.0%

	Nine Months Ended September 30,
	2018		2017
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$398,477	28.1%	$468,627	30.1%
Medicaid	270,047	19.0%	292,380	18.8%
Managed care and commercial	560,445	39.5%	583,073	37.4%
Self-pay and self-pay after insurance	125,619	8.8%	140,296	9.0%
Non-patient	65,371	4.6%	72,712	4.7%
Total net operating revenues	$1,419,959	100.0%	$1,557,088	100.0%

For the three months ended September 30, 2018 and 2017, Medicare revenues related to Medicare Advantage Plans were $32.0 million and $47.0 million, respectively, or 25.9% and 30.0%, respectively, as a percentage of total Medicare revenues. For the nine months ended September 30, 2018 and 2017, Medicare revenues related to Medicare Advantage Plans were $103.4 million and $133.4 million, respectively, or 25.9% and 28.5%, respectively, as a percentage of total Medicare revenues.

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

We use a third-party automated contractual adjustments system to calculate our contractual adjustments each month. Contractual adjustments are calculated utilizing historical paid claims data by payor source, which is uploaded into the system each month. The key assumptions used by the system to calculate the current period estimated contractual adjustments are derived on a payor-specific basis from the estimated contractual reimbursement percentage and historical paid claims data. The automated contractual adjustments system does not include patient account level information, as it estimates an average contractual adjustment for each payor source. Due to the complexities involved in the contractual adjustments estimates, actual reimbursement payments we receive from third-party payors could be different from the amounts we estimated and recorded. If the actual contractual reimbursement percentages by payor source differed by 1% from our estimated contractual reimbursement percentages, our net loss for the nine months ended September 30, 2018 would have changed by $15.8 million. If we applied a 1% differential to our patient accounts receivable due from governmental, managed care and commercial third-party payors as of September 30, 2018, patient accounts receivable would have changed by $15.9 million.

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans are estimated and recorded in the period patient services are performed and any revisions to estimates of previous program reimbursements are recorded in subsequent periods until the final cost report settlements are determined. We account for cost report settlements in contractual adjustments in our consolidated statements of income and recognize these amounts as due from and due to third-party payors on our consolidated balance sheets. Contractual adjustments related to previous program reimbursements and final cost report settlements favorably (unfavorably) impacted net operating revenues by $(0.5) million and $2.5 million during the three months ended September 30, 2018 and 2017, respectively, and $(0.4) million and $2.5 million during the nine months ended September 30, 2018 and 2017, respectively.

Several states utilize supplemental payment programs, including disproportionate share programs, for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. The amounts due to us under such programs are included in due from third-party payors on our balance sheets. Some of these programs have participation costs, referred to as fees or provider taxes. We record these costs in due to third-party payors on our consolidated balance sheets. After a state supplemental program is approved and fully authorized, we recognize the reimbursement payments due to us from these programs in the periods amounts are estimable and revenue collection is reasonably assured. We record the revenues as favorable contractual adjustments in our net operating revenues and the related provider taxes as other operating expenses in our statements of income.

The following table shows the portion of our Medicaid reimbursements attributable to state supplemental payment programs for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Medicaid state supplemental payment program revenues	$57,555	$46,866	$158,186	$138,544
Provider taxes and other expenses	19,131	16,523	55,326	50,646
Reimbursements attributable to state supplemental payment programs, net of expenses	$38,424	$30,343	$102,860	$87,898

The California Department of Health Care Services administers the HQAF program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients. Under the HQAF program we recognized $8.7 million of Medicaid revenues and $0.1 million of provider taxes for the three months ended September 30, 2018 and $24.4 million of Medicaid revenues and $4.4 million of provider taxes for the nine months ended September 30, 2018. There were no corresponding amounts recognized in the three and nine months ended September 30, 2017. The revenues and fees for the full year 2017 were recognized in the fourth quarter of 2017 when CMS approved the current phase of the program.

In addition, we recognized $7.3 million of Medicaid revenues in the three and nine months ended September 30, 2018 related to the sale the Illinois property tax credits. For the three and nine months ended September 30, 2017, the Company recognized $7.8 million from the sale of the Illinois property tax credits as a direct reduction to other operating expenses.

The following table provides a summary of the components of amounts due from and due to third-party payors (in thousands):

	September 30,	December 31,
	2018	2017

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$13,878	$17,383
State supplemental payment programs	50,231	79,819
Total amounts due from third-party payors	$64,109	$97,202

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$32,830	$33,163
State supplemental payment programs	11,104	14,542
Total amounts due to third-party payors	$43,934	$47,705

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

Our policy is to write off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with practices within the U.S. healthcare industry. We had $519.9 million and $474.3 million of past due patient account balances at September 30, 2018 and December 31, 2017, respectively, being pursued by secondary collection agencies, excluding accounts being pursued by CHS’s wholly-owned subsidiary, PASI, under the transition services agreement. Effective October 1, 2018, by mutual agreement of both companies, each of the parties’ obligations under this transition services agreement to the other were terminated. We replaced the services provided by CHS either by utilizing external service providers and/or internal resources. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by these secondary collection agencies. As these amounts have been written-off, they are not included in accounts receivable in our consolidated balance sheets.

For self-pay receivables, the total amount of contractual adjustments, discounts and implicit price concessions that reduces these receivables to their net carrying value were $552.0 million and $545.8 million as of September 30, 2018 and December 31, 2017, respectively. If our actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in recoveries, our net loss for the nine months ended September 30, 2018 would have changed $6.1 million.

Days revenue outstanding related to patients accounts receivable, excluding amounts recorded as due to or due from third-party payors, was 64 days and 63 days as of September 30, 2018 and December 31, 2017, respectively.

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

We perform our annual goodwill impairment evaluation in the fourth quarter of each year. For our annual evaluation, we estimate the fair value of each of our reporting units utilizing two modeling approaches, a discounted cash flow model and an earnings multiple model. The discounted cash flow model applies a discount rate to our cash flow forecasts that is based on our best estimate of a market participant’s weighted-average cost of capital. The earnings multiple model applies a market supported multiple to EBITDA. Both models are based on our best estimate of future revenues and operating costs and expenses as of the testing date. Additionally, the results of both models are reconciled to our consolidated market capitalization, which considers the amount a potential buyer would be required to pay, in the form of a control premium, to gain sufficient ownership to set policies, direct operations and control management decisions of our company.

During the three months ended September 30, 2018, we evaluated the fair value of hospitals intended for divestiture. In connection with this evaluation, we recognized long-lived asset impairment of $32.4 million during the three months ended September 30, 2018, which consisted of $31.5 million of property and equipment and $0.9 million of capitalized software costs. See Note 3 — Impairment of Long-Lived Assets and Goodwill in our accompanying consolidated financial statements.

During the three months ended March 31, 2018, we evaluated the fair value of hospitals intended for divestiture. In connection with this evaluation, we recognized long-lived asset impairment of $39.8 million during the three months ended March 31, 2018, which consisted of $34.7 million of property and equipment and $5.1 million of capitalized software costs. See Note 3 — Impairment of Long-Lived Assets and Goodwill in our accompanying consolidated financial statements.

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

Professional and General Liability Insurance and Workers’ Compensation Liability Insurance Reserves

As part of the business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. To mitigate a portion of this risk, we maintain insurance exceeding a self-insured retention level for these types of claims. Our self-insurance reserves reflect the current estimate of all outstanding losses, including incurred but not reported losses, based on actuarial calculations as of period end. The loss estimates included in the actuarial calculations may change in the future due to updated facts and circumstances. Insurance expense in the statements of income includes the actuarially determined estimates for losses in the current year, including claims incurred but not reported, the changes in estimates for losses in prior years based on actual claims development experience as compared to prior actuarial projections, the insurance premiums for losses related to policies obtained to cover amounts in excess of our self-insured retention levels, the administrative costs of the insurance programs, and interest expense related to the discounted portions of these liabilities. Our reserves for professional and general liability and workers’ compensation liability claims are based on semi-annual actuarial calculations, which are discounted to present value and consider historical claims data, demographic factors, severity factors and other actuarial assumptions. The liabilities for self-insured claims are discounted based on our risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

A portion of our reserves for workers’ compensation and professional and general liability claims included on our balance sheets relates to reserved claims and incurred but not reported claims prior to the Spin-off. These claims were fully indemnified by

CHS under the terms of the Separation and Distribution Agreement. As a result, we have a corresponding receivable from CHS related to these claims on our consolidated balance sheets. See Note 17 — Commitments and Contingencies in our accompanying consolidated financial statements for a table that summarizes the receivables and liabilities associated with our workers’ compensation liability and professional and general liability claims as of September 30, 2018 and December 31, 2017.

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

New Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income, which allows for reclassification from accumulated other comprehensive income to retained earnings of the stranded tax effects in accumulated other comprehensive income resulting from the enactment of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) and corresponding accounting treatment recorded in the fourth quarter of 2017. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. We do not anticipate that the adoption of this standard will have a significant impact on our consolidated balance sheet.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. This ASU instead permits an entity to recognize goodwill impairment as the excess of a reporting unit's carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment of goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The ASU is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact this guidance may have on our results of operations, financial position and cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends the accounting for leases and requires the rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, with early adoption permitted. Under ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. Our adoption process of ASU 2016-02 is ongoing, including identifying and validating the population of both known and embedded leases, implementing our acquired lease software and quantifying the impact on our consolidated financial statements. We anticipate that the adoption of ASU 2016-02 will result in a material increase in both total assets and total liabilities reflected on our consolidated balance sheets upon the recognition of right-of-use assets and obligations for leases currently classified as operating leases. In addition, we are continuing to evaluate and address the impact that the adoption of this standard will have on our policies, procedures, financial disclosures and control framework. We anticipate substantially completing our evaluation of the impact of the adoption of ASU 2016-02 by December 1, 2018.

Results of Operations

We have summarized our results of operations, including certain financial and operating data for the three and nine months ended September 30, 2018 and 2017 on a comparative basis below. The definitions of certain terms used throughout the remainder of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” follows:

Same-facility. Same-facility financial and operating data, as presented in the comparative discussions herein, excludes hospitals that were sold or closed prior to and as of the end of the current reporting period. Our same-facility operating results for the three and nine months ended September 30, 2018 and 2017, which are reported herein, have been adjusted to exclude the operating results of Sandhills Regional Medical Center and its affiliated facilities (“Sandhills”), Barrow Regional Medical Center and its affiliated facilities (“Barrow”), Cherokee Medical Center and its affiliated facilities (“Cherokee”), Trinity Hospital of Augusta and its affiliated facilities (“Trinity”), Lock Haven Hospital and its affiliated facilities (“Lock Haven”), Sunbury Community Hospital and its affiliated facilities (“Sunbury”), L.V. Stabler Memorial Hospital and its affiliated facilities (“L.V. Stabler”), Affinity, Vista West, Clearview and McKenzie which we sold or closed on December 1, 2016, December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017, September 30, 2017, October 31, 2017, February 11, 2018, March 1, 2018, March 31, 2018 and September 30, 2018, respectively.

Divestitures Group. The divestitures group, as of September 30, 2018, includes all hospitals that had been sold or closed by us since the Spin-off through September 30, 2018. The divestitures group includes Sandhills, Barrow, Cherokee, Trinity, Lock Haven, Sunbury, L.V. Stabler, Affinity, Vista West, Clearview and McKenzie. This group of hospitals has certain ongoing operations during the wind-down periods related to the assets and liabilities which were not part of the hospital sale, which typically includes accounts receivable and third-party receivables and payables.

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table provides a summary of our results of operations, both in dollars and as a percentage of net operating revenues (dollars in thousands):

	Three Months Ended September 30,
	2018		2017
		% of		% of
	$ Amount	Revenues	$ Amount	Revenues

Operating revenues			$557,847
Provision for bad debts			58,545
Net operating revenues	$460,507	100.0%	499,302	100.0%
Operating costs and expenses:
Salaries and benefits	226,237	49.1%	251,780	50.4%
Supplies	48,949	10.6%	58,657	11.7%
Other operating expenses	143,716	31.4%	145,357	29.2%
Depreciation and amortization	16,612	3.6%	20,735	4.2%
Rent	11,661	2.5%	12,377	2.5%
Electronic health records incentives earned	(31)	—%	(287)	(0.1)%
Legal, professional and settlement costs	1,519	0.3%	2,050	0.4%
Impairment of long-lived assets and goodwill	32,438	7.0%	5,261	1.1%
Loss (gain) on sale of hospitals, net	805	0.2%	79	—%
Loss on closure of hospitals, net	1,111	0.2%	—	—%
Transaction costs related to the Spin-off	—	—%	173	—%
Total operating costs and expenses	483,017	104.9%	496,182	99.4%
Income (loss) from operations	(22,510)	(4.9)%	3,120	0.6%
Interest expense, net	32,450	7.0%	32,216	6.4%
Income (loss) before income taxes	(54,960)	(11.9)%	(29,096)	(5.8)%
Provision for (benefit from) income taxes	(1,074)	(0.2)%	(542)	(0.1)%
Net income (loss)	(53,886)	(11.7)%	(28,554)	(5.7)%
Less: Net income (loss) attributable to noncontrolling interests	54	—%	637	0.1%
Net income (loss) attributable to Quorum Health Corporation	$(53,940)	(11.7)%	$(29,191)	(5.8)%

The following table reconciles Adjusted EBITDA and Adjusted EBITDA, Adjusted for Divestitures to net income (loss), the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,
	2018	2017

Net income (loss)	$(53,886)	$(28,554)
Interest expense, net	32,450	32,216
Provision for (benefit from) income taxes	(1,074)	(542)
Depreciation and amortization	16,612	20,735
EBITDA	(5,898)	23,855
Legal, professional and settlement costs	1,519	2,050
Impairment of long-lived assets and goodwill	32,438	5,261
Loss (gain) on sale of hospitals, net	805	79
Loss on closure of hospitals, net	1,111	—
Transition of transition services agreements	2,445	—
Transaction costs related to the Spin-off	—	173
Post-spin headcount reductions and executive severance	1,722	850
Adjusted EBITDA	34,142	32,268
Negative EBITDA of divested hospitals	8,651	6,032
Adjusted EBITDA, Adjusted for Divestitures	$42,793	$38,300

Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended September 30,
	2018	2017	$ Variance	% Variance

Consolidated:
Net patient revenues	$440,731	$475,885	$(35,154)	(7.4)%
Non-patient revenues	19,776	23,417	(3,641)	(15.5)%
Total net operating revenues	$460,507	$499,302	$(38,795)	(7.8)%
Net patient revenues per adjusted admission	$9,679	$8,756	$923	10.5%
Net operating revenues per adjusted admission	$10,113	$9,187	$926	10.1%

Same-facility:
Net patient revenues	$444,034	$415,546	$28,488	6.9%
Non-patient revenues	19,810	23,051	(3,241)	(14.1)%
Total net operating revenues	$463,844	$438,597	$25,247	5.8%
Net patient revenues per adjusted admission	$9,866	$9,037	$829	9.2%
Net operating revenues per adjusted admission	$10,306	$9,538	$768	8.1%

The following table provides information related to our net operating revenues by payor source (dollars in thousands):

	Three Months Ended September 30,
	2018		2017		2018 vs 2017
	$ Amount	% of Total	$ Amount	% of Total	$ Variance	Change in %

Consolidated:
Medicare	$123,788	26.9%	$156,547	31.4%	$(32,759)	(4.5)%
Medicaid	97,803	21.2%	92,563	18.5%	5,240	2.7%
Managed care and commercial	185,493	40.3%	184,390	36.9%	1,103	3.4%
Self-pay and self-pay after insurance	33,647	7.3%	42,385	8.5%	(8,738)	(1.2)%
Non-patient	19,776	4.3%	23,417	4.7%	(3,641)	(0.4)%
Total net operating revenues	$460,507	100.0%	$499,302	100.0%	$(38,795)

Same-facility:
Medicare	$122,846	26.5%	$132,080	30.1%	$(9,234)	(3.6)%
Medicaid	98,074	21.1%	82,997	18.9%	15,077	2.2%
Managed care and commercial	184,860	39.9%	161,506	36.8%	23,354	3.1%
Self-pay and self-pay after insurance	38,254	8.2%	38,963	8.9%	(709)	(0.7)%
Non-patient	19,810	4.3%	23,051	5.3%	(3,241)	(1.0)%
Total net operating revenues	$463,844	100.0%	$438,597	100.0%	$25,247
The following table provides information related to certain drivers of our net operating revenues:

	Three Months Ended September 30,
	2018	2017	Variance	% Variance

Consolidated:
Number of licensed beds at end of period	2,604	3,051	(447)	(14.7)%
Admissions	17,797	21,646	(3,849)	(17.8)%
Adjusted admissions	45,536	54,350	(8,814)	(16.2)%
Total surgeries	17,927	24,168	(6,241)	(25.8)%
Emergency room visits	135,231	163,986	(28,755)	(17.5)%
Medicare case mix index	1.42	1.43	(0.01)	(0.7)%

Same-facility:
Number of licensed beds at end of period	2,604	2,630	(26)	(1.0)%
Admissions	17,666	18,499	(833)	(4.5)%
Adjusted admissions	45,001	45,984	(983)	(2.1)%
Total surgeries	17,727	18,706	(979)	(5.2)%
Emergency room visits	134,153	135,628	(1,475)	(1.1)%
Medicare case mix index	1.43	1.42	0.01	0.7%

Net operating revenues for the three months ended September 30, 2018 decreased $38.8 million compared to the three months ended September 30, 2017, consisting of a $35.2 million decrease in net patient revenues and a $3.6 million decrease in non-patient revenues. Our decrease in net patient revenues consisted of a $63.6 million decline related to the divestitures group and a $28.4 million increase related to our same-facility hospitals. Same-facility net patient revenues include $8.7 million of revenues from the California HQAF program recognized in the three months ended September 30, 2018 and $7.3 million of revenues from the sale of the Illinois property tax credits, with no comparable revenues recorded in the 2017 period. Excluding the California HQAF and Illinois property tax credits revenues of $16.0 million, same-facility net patient revenues increased $12.4 million due to an improved payor mix, as well as an increase in rate and acuity. On a consolidated basis, admissions and adjusted admissions declined 17.8% and 16.2%, respectively, when comparing third quarter of 2018 to the same period in 2017. On a same-facility basis, admissions and adjusted admissions decreased 4.5% and 2.1%, respectively, when comparing third quarter of 2018 to the same period in 2017. The decrease in admissions and adjusted admissions was primarily a result of closing underperforming service lines and the termination of payor and physician contracts. The reduction in admissions was offset by an increase in our overall rate and acuity.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended September 30,
	2018	2017	$ Variance	% Variance

Salaries and benefits	$226,237	$251,780	$(25,543)	(10.1)%
Hospital operations salaries and benefits	$208,664	$230,168	$(21,504)	(9.3)%
Hospital operations salaries and benefits per adjusted admission	$4,582	$4,235	$347	8.2%
Hospital operations man-hours per adjusted admission	110.4	106.7	3.7	3.5%

Salaries and benefits decreased $25.5 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Salaries and benefits declined $31.8 million related to the divestitures group, offset by an increase in same-facility salaries and benefits of $6.3 million. The same-facility increase included $1.7 million related to executive severance with the remainder of the increase primarily related to merit increases at our facilities.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admissions amounts):

	Three Months Ended September 30,
	2018	2017	$ Variance	% Variance

Supplies	$48,949	$58,657	$(9,708)	(16.6)%
Supplies per adjusted admission	$1,075	$1,079	$(4)	(0.4)%

Supplies expense decreased $9.7 million for the three months ended September 30, 2018 when compared to the three months ended September 30, 2017, which primarily included an $8.5 million decline related to the divestitures group.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	$ Variance	% Variance

Purchased services	$37,955	$40,716	$(2,761)	(6.8)%
Taxes and insurance	33,631	24,929	8,702	34.9%
Medical specialist fees	26,078	27,254	(1,176)	(4.3)%
Transition services agreements	14,101	15,468	(1,367)	(8.8)%
Repairs and maintenance	8,962	10,166	(1,204)	(11.8)%
Utilities	6,559	7,853	(1,294)	(16.5)%
Other miscellaneous operating expenses	16,430	18,971	(2,541)	(13.4)%
Total other operating expenses	$143,716	$145,357	$(1,641)	(1.1)%

Other operating expenses decreased $1.6 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Other operating expenses declined $20.8 million related to the divestitures group, offset by an increase in same-facility other operating expenses of $19.1 million. The same-facility increase was primarily due to a $7.8 million increase in taxes due to the recognition of the sale of the Illinois property tax credits as an offset to net patient revenues whereas in the three months ended September 30, 2017, the amount was recognized as a reduction in taxes, an increase of $2.6 million in medical specialist fees due to the addition of new service lines and changes in hospital-based providers, and an increase of $4.0 million in purchased services primarily related to software maintenance contracts and consulting services.

Depreciation and Amortization

Depreciation and amortization expense decreased $4.1 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This decrease was primarily due to the overall reduction in our long-lived assets due to the divestiture of five hospitals subsequent to the third quarter of 2017.

Rent

Rent expense decreased $0.7 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. As a percentage of net operating revenues, rent expense was comparable for the respective periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned decreased $0.3 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to the decrease in activity as we move closer toward full implementation of EHR. See Note 2 — Basis of Presentation and Significant Accounting Policies in the accompanying consolidated financial statements for additional information on EHR.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs decreased $0.5 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. These costs included legal costs and related settlements, if any, related to arbitration costs, regulatory claims, government investigations into reimbursement payments and other litigation matters. See Note 17 — Commitments and Contingencies in the accompanying consolidated financial statements for additional information on these matters.

Impairment of Long-Lived Assets and Goodwill

For the three months ended September 30, 2018, we recognized $32.4 million of impairment to long-lived assets of certain hospitals which we have identified as potential divestiture candidates and for which we have received letters of intent. For the three months ended September 30, 2017, we recognized $5.3 million of impairment to long-lived assets and goodwill of certain hospitals which we identified as potential divestiture candidates and for which we had received letters of intent.

Loss (Gain) on Sale of Hospitals, Net

For the three months ended September 30, 2018, we recognized a $0.8 million loss primarily on the sale of McKenzie. We recognized a $0.1 million loss on the sale of hospitals, net in the three months ended September 30, 2017 primarily related to the sale of Lock Haven and Sunbury. See Note 4 — Divestitures in the accompanying consolidated financial statements for additional information on divestitures.

Loss on Closure of Hospitals, Net

For the three months ended September 30, 2018, we recognized a $1.1 million loss on closure of hospitals, net related to the closure of Affinity. We ceased operations at this hospital on February 11, 2018, but will have certain continuing closures costs during the wind-down period. See Note 4 — Divestitures in the accompanying consolidated financial statements for additional information on divestitures.

Interest Expense, Net

The following table provides information related to interest expense, net (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$63	$98	$(35)	(35.7)%
Term Loan Facility	18,121	17,512	609	3.5%
ABL Credit Facility	276	638	(362)	(56.7)%
Senior Notes	11,626	11,631	(5)	—%
Amortization of debt issuance costs and discounts	2,079	2,067	12	0.6%
All other interest expense (income), net	285	270	15	5.6%
Total interest expense, net	$32,450	$32,216	$234	0.7%

Interest expense, net remained flat when comparing the three months ended September 30, 2018 to the three months ended September 30, 2017. See Liquidity and Capital Resources below and Note 7 — Long-Term Debt in the accompanying consolidated financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

The benefit from income taxes increased $0.5 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Our effective tax rates were 2.0% and 1.9% for these respective periods. The increase in the effective tax rate for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was primarily due to the impairment and disposal of certain indefinite-lived intangible assets and the change in the expected realization of deferred tax assets under the new laws established by the Tax Act.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests was $0.1 million and $0.6 million in the three months ended September 30, 2018 and 2017, respectively. As a percentage of net operating revenues, it was comparable for the respective periods.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table provides a summary of our results of operations, both in dollars and as a percentage of net operating revenues (dollars in thousands):

	Nine Months Ended September 30,
	2018		2017
		% of		% of
	$ Amount	Revenues	$ Amount	Revenues

Operating revenues			$1,731,007
Provision for bad debts			173,919
Net operating revenues	$1,419,959	100.0%	1,557,088	100.0%
Operating costs and expenses:
Salaries and benefits	705,868	49.7%	781,691	50.2%
Supplies	160,732	11.3%	186,591	12.0%
Other operating expenses	440,910	31.0%	466,394	29.9%
Depreciation and amortization	52,015	3.7%	63,441	4.1%
Rent	35,551	2.5%	36,631	2.4%
Electronic health records incentives earned	(617)	—%	(4,516)	(0.3)%
Legal, professional and settlement costs	10,349	0.7%	6,519	0.4%
Impairment of long-lived assets and goodwill	72,198	5.1%	21,461	1.4%
Loss (gain) on sale of hospitals, net	8,927	0.6%	(5,112)	(0.3)%
Loss on closure of hospitals, net	18,195	1.3%	—	—%
Transaction costs related to the Spin-off	—	—%	204	—%
Total operating costs and expenses	1,504,128	105.9%	1,553,304	99.8%
Income (loss) from operations	(84,169)	(5.9)%	3,784	0.2%
Interest expense, net	95,307	6.7%	90,204	5.8%
Income (loss) before income taxes	(179,476)	(12.6)%	(86,420)	(5.6)%
Provision for (benefit from) income taxes	(1,162)	—%	(86)	(0.1)%
Net income (loss)	(178,314)	(12.6)%	(86,334)	(5.5)%
Less: Net income (loss) attributable to noncontrolling interests	1,200	—%	1,048	0.1%
Net income (loss) attributable to Quorum Health Corporation	$(179,514)	(12.6)%	$(87,382)	(5.6)%

The following table reconciles Adjusted EBITDA and Adjusted EBITDA, Adjusted for Divestitures to net income (loss), the most directly comparable U.S. GAAP financial measure (in thousands):

	Nine Months Ended September 30,
	2018	2017

Net income (loss)	$(178,314)	$(86,334)
Interest expense, net	95,307	90,204
Provision for (benefit from) income taxes	(1,162)	(86)
Depreciation and amortization	52,015	63,441
EBITDA	(32,154)	67,225
Legal, professional and settlement costs	10,349	6,519
Impairment of long-lived assets and goodwill	72,198	21,461
Loss (gain) on sale of hospitals, net	8,927	(5,112)
Loss on closure of hospitals, net	18,195	—
Transition of transition services agreements	3,682	—
Transaction costs related to the Spin-off	—	204
Post-spin headcount reductions and executive severance	7,688	2,543
Adjusted EBITDA	88,885	92,840
Negative EBITDA of divested hospitals	21,290	20,510
Adjusted EBITDA, Adjusted for Divestitures	$110,175	$113,350

Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Nine Months Ended September 30,
	2018	2017	$ Variance	% Variance

Consolidated:
Net patient revenues	$1,354,588	$1,484,375	$(129,787)	(8.7)%
Non-patient revenues	65,371	72,713	(7,342)	(10.1)%
Total net operating revenues	$1,419,959	$1,557,088	$(137,129)	(8.8)%
Net patient revenues per adjusted admission	$9,656	$8,897	$759	8.5%
Net operating revenues per adjusted admission	$10,122	$9,333	$789	8.5%

Same-facility:
Net patient revenues	$1,331,907	$1,265,465	$66,442	5.3%
Non-patient revenues	64,884	71,116	(6,232)	(8.8)%
Total net operating revenues	$1,396,791	$1,336,581	$60,210	4.5%
Net patient revenues per adjusted admission	$9,850	$9,264	$586	6.3%
Net operating revenues per adjusted admission	$10,330	$9,785	$545	5.6%

The following table provides information related to our net operating revenues by payor source (dollars in thousands):

	Nine Months Ended September 30,
	2018		2017		2018 vs 2017
	$ Amount	% of Total	$ Amount	% of Total	$ Variance	Change in %

Consolidated:
Medicare	$398,477	28.1%	$468,627	30.1%	$(70,150)	(2.0)%
Medicaid	270,047	19.0%	292,380	18.8%	(22,333)	0.2%
Managed care and commercial	560,445	39.5%	583,073	37.4%	(22,628)	2.1%
Self-pay and self-pay after insurance	125,619	8.8%	140,296	9.0%	(14,677)	(0.2)%
Non-patient	65,371	4.6%	72,712	4.7%	(7,341)	(0.1)%
Total net operating revenues	$1,419,959	100.0%	$1,557,088	100.0%	$(137,129)

Same-facility:
Medicare	$387,812	27.8%	$381,590	28.5%	$6,222	(0.7)%
Medicaid	265,055	19.0%	256,211	19.2%	8,844	(0.2)%
Managed care and commercial	549,900	39.5%	501,592	37.6%	48,308	1.9%
Self-pay and self-pay after insurance	129,140	9.2%	126,071	9.4%	3,069	(0.2)%
Non-patient	64,884	4.5%	71,117	5.3%	(6,233)	(0.8)%
Total net operating revenues	$1,396,791	100.0%	$1,336,581	100.0%	$60,210

The following table provides information related to certain drivers of our net operating revenues:

	Nine Months Ended September 30,
	2018	2017	$ Variance	% Variance

Consolidated:
Number of licensed beds at end of period	2,604	3,051	(447)	(14.7)%
Admissions	56,546	67,572	(11,026)	(16.3)%
Adjusted admissions	140,282	166,841	(26,559)	(15.9)%
Total surgeries	57,628	77,070	(19,442)	(25.2)%
Emergency room visits	424,417	504,500	(80,083)	(15.9)%
Medicare case mix index	1.43	1.42	0.01	0.7%

Same-facility:
Number of licensed beds at end of period	2,604	2,630	(26)	(1.0)%
Admissions	54,781	56,142	(1,361)	(2.4)%
Adjusted admissions	135,218	136,597	(1,379)	(1.0)%
Total surgeries	54,750	56,318	(1,568)	(2.8)%
Emergency room visits	407,090	406,188	902	0.2%
Medicare case mix index	1.43	1.40	0.03	2.1%

Net operating revenues for the nine months ended September 30, 2018 decreased $137.1 million compared to the nine months ended September 30, 2017, consisting of a $129.8 million decrease in net patient revenues and a $7.3 million decrease in non-patient revenues. Our decrease in net patient revenues consisted of a $196.2 million decline related to the divestitures group and a $66.4 million increase related to our same-facility hospitals. Same-facility net patient revenues include $24.4 million of revenues from the California HQAF program recognized in the nine months ended September 30, 2018 and $7.3 million of revenues from the sale of the Illinois property tax credits, with no comparable revenues in the 2017 period. Excluding the California HQAF and Illinois property tax credits revenues of $31.7 million, same-facility net patient revenues increased $34.7 million due to an improved payor mix and an increase in rate and acuity. On a consolidated basis, admissions and adjusted admissions declined 16.3% and 15.9%, respectively, when comparing the nine months ended September 30, 2018 to the same period in 2017. On a same-facility basis, admissions and adjusted admissions decreased 2.4% and 1.0%, respectively, when comparing the nine months ended September 30, 2018 to the same period in 2017. The decrease in admissions and adjusted admissions was primarily a result of closing underperforming service lines and the termination of payor and physician contracts. The reduction in admissions was offset by an increase in our overall rate and acuity.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Nine Months Ended September 30,
	2018	2017	$ Variance	% Variance

Salaries and benefits	$705,868	$781,691	$(75,823)	(9.7)%
Hospital operations salaries and benefits	$641,110	$713,348	$(72,238)	(10.1)%
Hospital operations salaries and benefits per adjusted admission	$4,570	$4,276	$294	6.9%
Hospital operations man-hours per adjusted admission	110.2	105.6	4.7	4.4%

Salaries and benefits decreased $75.8 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Salaries and benefits declined $102.8 million related to the divestitures group. This decline was offset by an increase in same-facility salaries and benefits of $27.0 million, of which $2.2 million related to increased costs at our physician clinics as a result of recruitment efforts, $7.7 million related to severance for headcount reductions and the remainder primarily related to merit increases at our facilities.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admission amounts):

	Nine Months Ended September 30,
	2018	2017	$ Variance	% Variance

Supplies	$160,732	$186,591	$(25,859)	(13.9)%
Supplies per adjusted admission	$1,146	$1,118	$28	2.5%

Supplies expense decreased $25.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Supplies expense declined $29.1 million related to the divestitures group, which was offset by an increase in same-facility supplies expense of $3.2 million primarily due to an increase in orthopedic surgery cases at several of our larger facilities, which resulted in an increase in implant costs.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Variance	% Variance

Purchased services	$116,537	$130,155	$(13,618)	(10.5)%
Taxes and insurance	100,313	92,782	7,531	8.1%
Medical specialist fees	79,459	84,605	(5,146)	(6.1)%
Transition services agreements	43,284	47,736	(4,452)	(9.3)%
Repairs and maintenance	27,659	31,368	(3,709)	(11.8)%
Utilities	18,274	21,245	(2,971)	(14.0)%
Other miscellaneous operating expenses	55,384	58,503	(3,119)	(5.3)%
Total other operating expenses	$440,910	$466,394	$(25,484)	(5.5)%

Other operating expenses decreased $25.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Other operating expenses declined $64.3 million related to the divestitures group offset by an increase in same-facility other operating expenses of $38.8 million. The same-facility increase was primarily due to a $4.4 million increase in provider taxes associated with the California HQAF program with no comparable expenses in the 2017 period, an increase of $7.8 million in taxes due to the recognition of sale of the Illinois property tax credits as an offset to net patient revenues in the current period whereas the amount was recognized as a reduction in taxes in the 2017 period, an increase of $6.5 million in medical specialist fees due to the addition of new service lines and changes in hospital-based providers, and an increase of $9.1 million in purchased services primarily related to software maintenance contracts and consulting services.

Depreciation and Amortization

Depreciation and amortization expense decreased $11.4 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This decrease was primarily due to the overall reduction in our long-lived assets due to the divestiture of five hospitals subsequent to the third quarter of 2017.

Rent

Rent expense decreased $1.1 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. As a percentage of net operating revenues, rent expense was comparable for these respective periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned decreased $3.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the decrease in activity as we move closer toward full implementation of EHR. See Note 2 — Basis of Presentation and Significant Accounting Policies in the accompanying consolidated financial statements for additional information on EHR.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs increased $3.8 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. These costs included legal costs related to arbitration costs, regulatory claims, government investigations into reimbursement payments and other litigation matters. See Note 17 — Commitments and Contingencies in the accompanying consolidated financial statements for additional information on these matters.

Impairment of Long-Lived Assets and Goodwill

For the nine months ended September 30, 2018, we recognized $72.2 million of impairment to long-lived assets which related to hospitals we identified as potential divestiture candidates for which we have received letters of intent. For the nine months ended September 30, 2017, we recognized $21.5 million of impairment to long-lived assets and goodwill which related to hospitals classified as held for sale during the first quarter of 2017 and hospitals we identified as potential divestiture candidates for which we had received letters of intent.

Loss (Gain) on Sale of Hospitals, Net

For the nine months ended September 30, 2018, we recognized an $8.9 million loss on the sales of hospitals, net, which included a net loss of $7.9 million related to the sale of Clearview. We recognized a $5.1 million gain on the sale of hospitals, net in the nine months ended September 30, 2017 primarily related to the sale of Trinity. See Note 4 — Divestitures in the accompanying consolidated financial statements for additional information on divestitures.

Loss on Closure of Hospitals, Net

For the nine months ended September 30, 2018, we recognized an $18.2 million loss on closure of hospitals, net related to the closure of Affinity. We ceased operations at this hospital on February 11, 2018 and have certain continuing closures costs during the wind-down period. See Note 4 — Divestitures in the accompanying consolidated financial statements for additional information on divestitures.

Interest Expense, Net

The following table provides information related to interest expense, net (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$205	$429	$(224)	(52.2)%
Term Loan Facility	53,174	48,795	4,379	9.0%
ABL Credit Facility	1,115	1,507	(392)	(26.0)%
Senior Notes	34,865	34,886	(21)	(0.1)%
Amortization of debt issuance costs and discounts	7,249	6,271	978	15.6%
All other interest expense (income), net	(1,301)	(1,684)	383	(22.7)%
Total interest expense, net	$95,307	$90,204	$5,103	5.7%

Interest expense, net increased $5.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to increased interest rates on our Term Loan Facility and increased amortization of debt issuance costs and discounts after the CS Second Amendment. See Liquidity and Capital Resources below and Note 7 — Long-Term Debt in the accompanying consolidated financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

The benefit from income taxes was $1.2 million and $0.1 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. Our effective tax rates were 0.6% and 0.1% for the respective periods. The increase in the effective tax rate for the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017 was primarily due to the impairment and disposal of certain indefinite-lived intangible assets and the change in expected realization of deferred tax assets under the new laws established by the Tax Act.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests was $1.2 million and $1.0 million in the nine months ended September 30, 2018 and 2017, respectively. As a percentage of net operating revenues, it was comparable for the respective periods.

Liquidity and Capital Resources

Financial Outlook

Our primary sources of liquidity are cash flows from operations, proceeds from divestitures and available borrowing capacity under our revolving credit facilities. We believe that these amounts will be adequate to service our existing debt and finance internal growth and fund capital expenditures over the next 12 months and into the foreseeable future. Borrowings under our revolving credit facilities are intended to be used for working capital, capital expenditures and general corporate purposes. Our cash flows are negatively impacted by the significant amount of interest expense associated with the high debt leverage put in place to effect the Spin-off. Interest payments were $77.4 million and $79.7 million for the nine months ended September 30, 2018 and 2017, respectively. In addition, California, a state in which we operate, is historically slow on payments for its Medicaid supplemental payment programs. As of September 30, 2018, receivables outstanding under the California state supplemental program were $34.2 million.

We perform an ongoing strategic review of our hospitals based upon an analysis of financial performance, current competitive conditions, market demographic and economic trends and capital allocation requirements. As part of this strategy, we engage in initiatives to divest or close nonstrategic or underperforming hospitals and outpatient service facilities which, in turn, will allow us to reduce our corporate indebtedness and refine our hospital portfolio to become a strategic and sustainable group of hospitals and outpatient service facilities with higher operating margins. To date, we have received combined proceeds of $86.5 million, including $8.0 million of cash in escrow, from the sale of three hospitals in 2018, five hospitals in 2017 and two hospitals in 2016, which have been used to pay down $84.8 million on our Term Loan Facility. We have targeted additional hospitals that we intend to sell or close by the end of 2019.

Statements of Cash Flows

As of September 30, 2018, we have $8.0 million of proceeds on the sale of Clearview, which occurred on March 31, 2018, recorded as restricted cash. This portion of the total proceeds of $37.4 million was being held in an escrow account subject to resolution of certain outstanding litigation. This matter was resolved in October 2018 and we received the $8.0 million of proceeds during October of 2018. At September 30, 2018, we did not expect this legal matter to reach final settlement within the next twelve months. As a result, we have classified the amount held in escrow in other long-term assets in our consolidated balance sheets as of this date.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in our consolidated balance sheets to our consolidated statements of cash flow (dollars in thousands):

	September 30,		December 31,
	2018	2017	2017	2016

Cash and cash equivalents	$6,066	$15,736	$5,617	$25,455
Restricted cash included in other long-term assets	8,000	—	—	—
Cash, cash equivalents and restricted cash	$14,066	$15,736	$5,617	$25,455

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table provides a summary of our cash flows (in thousands):

	Three Months Ended September 30,
	2018	2017	$ Variance

Net cash provided by (used in) operating activities	$28,334	$9,744	$18,590
Net cash provided by (used in) investing activities	(10,112)	(5,479)	(4,633)
Net cash provided by (used in) financing activities	(14,978)	(10,934)	(4,044)
Net change in cash, cash equivalents and restricted cash	$3,244	$(6,669)	$9,913

Net cash provided by operating activities was $28.3 million for the three months ended September 30, 2018 compared to $9.7 million for the three months ended September 30, 2017, an increase of $18.6 million. In the 2018 period, our cash flow from operations was favorably impacted by $3.8 million in HQAF payments received during the three months ended September 30, 2018. In the 2017 period, our cash flow from operations was favorably impacted by $7.8 million of cash received related to the sale of the Illinois property tax credits and $5.0 million of accrued interest on our term loan facility. All other changes in operating assets and liabilities on a comparative basis for the three months ended September 30, 2018 and 2017 were considered to be part of our normal business operations.

Net cash used in investing activities was $10.1 million for the three months ended September 30, 2018 compared to $5.5 million for the three months ended September 30, 2017, a $4.6 million increase. In the 2018 period, we sold McKenzie for proceeds of $1.7 million but did not receive the cash until October 2018. In the 2017 period, we sold Sunbury and Lock Haven for combined proceeds of $9.1 million. We had a decrease in capital expenditures for property and equipment of $1.9 million and a decrease in capital expenditures for software of $2.5 million, primarily due to reduced spending as a result of hospital divestitures.

Net cash used in financing activities was $15.0 million for the three months ended September 30, 2018 compared to $10.9 million for the three months ended September 30, 2017. We had a reduction in our net borrowings under revolving credit facilities of $9.0 million in the 2018 period, when compared to the 2017 period. In the 2017 period, we paid down $4.2 million on our Term Loan Facility utilizing proceeds from divestitures.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table provides a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Variance

Net cash provided by (used in) operating activities	$42,935	$789	$42,146
Net cash provided by (used in) investing activities	2,886	(29,521)	32,407
Net cash provided by (used in) financing activities	(37,372)	19,013	(56,385)
Net change in cash, cash equivalents and restricted cash	$8,449	$(9,719)	$18,168

Net cash provided by operating activities was $42.9 million for the nine months ended September 30, 2018 compared to $0.8 million for the nine months ended September 30, 2017, an increase of $42.1 million. In the 2018 period, our cash flow from operations was favorably impacted by $12.2 million in HQAF payments received during the nine months ended September 30, 2018 and unfavorably impacted by $11.8 million of cash outlay related to the Affinity closure. In the 2017 period, our cash flow from operations was favorably impacted by $7.8 million of cash received related to the sale of the Illinois property tax credits. All other changes in operating assets and liabilities on a comparative basis for the nine months ended September 30, 2018 and 2017 were considered to be part of our normal business operations.

Net cash provided by investing activities was $2.9 million for the nine months ended September 30, 2018 compared to net cash used in investing activities of $29.5 million for the nine months ended September 30, 2017, a $32.4 million increase. Our expenditures for property and equipment decreased $15.8 million on a consolidated basis, which included a $16.8 million reduction in spending on the patient tower and expanded surgical capacity project at our Springfield, Oregon hospital as we are nearing completion. Our expenditures for software decreased $4.6 million. In addition, we had proceeds of $39.2 million in the 2018 period from the sale of hospitals compared to $29.2 million of proceeds from the sale of hospitals in the 2017 period. The 2018 proceeds do not included $1.7 million from the sale of McKenzie as the cash was not received until October 2018 and $8.0 million held in escrow related to the Clearview sale.

Of the $37.4 million proceeds received on the sale of Clearview in the 2018 period, $8.0 million was maintained in an escrow account, as previously discussed, and is reflected as restricted cash in our consolidated statement of cash flows. This restricted cash is recognized in other long-term assets on our consolidated balance sheets as of September 30, 2018.

Net cash used in financing activities was $37.4 million for the nine months ended September 30, 2018 compared to net cash provided by financing activities of $19.0 million for the nine months ended September 30, 2017, a $56.4 million decrease. In the 2018 period, we paid $30.5 million on our Term Loan Facility, paid $2.3 million of debt issuance costs related to the CS Second Amendment, which was completed on March 14, 2018, and made cash distributions of $1.5 million to noncontrolling investors. In the 2017 period, we had net borrowings on our credit facilities of $45.0 million, paid down $16.5 million on our Term Loan Facility, incurred $3.1 million of debt issuance costs related to the CS Amendment and made cash distributions of $3.9 million to noncontrolling investors. Our debt repayments in both the nine months ended September 30, 2018 and 2017, other than the Term Loan Facility payment, primarily related to our capital lease obligation on the corporate office.

Capital Expenditures

Capital expenditures for property, equipment and software were $36.4 million and $56.8 million for the nine months ended September 30, 2018 and 2017, respectively. In addition, we had $3.0 million and $6.8 million of capital expenditures related to property and equipment accrued in accounts payable at September 30, 2018 and December 31, 2017, respectively. Capital expenditures during each of the nine months ended September 30, 2018 and 2017 primarily related to the patient tower and expanded surgical capacity project at our Springfield, Oregon hospital, as described below, and to purchases of equipment and minor renovations at our hospitals and investments in information systems infrastructure.

We are in the process of completing construction on a new patient tower and expanding the surgical capacity at our hospital in Springfield, Oregon. During the three months ended September 30, 2018 and 2017, we incurred costs of $3.6 million and $6.5 million, respectively, and incurred costs of $14.3 million and $31.1 million during the nine months ended September 30, 2018 and 2017, respectively, related to this project. As of September 30, 2018, we have incurred a total of $97.3 million of costs for this project. The total estimated cost for this project, including equipment costs, is estimated to be approximately $105 million. The project is expected to be substantially complete by the end of 2018.

Capital Resources

Our net working capital was $165.8 million and $220.8 million as of September 30, 2018 and December 31, 2017, respectively, a $55.0 million decrease. This decrease was primarily related to our divestiture activity and a reduction in amounts due from third-party payors as we received $38.6 million in HQAF payments during the nine months ended September 30, 2018 which was used to pay down our Term Loan Facility.

Long-Term Debt

The following table provides a summary of activity related to our long-term debt (in thousands):

	Nine Months Ended September 30, 2018

	Total			Debt		Total
	Debt at			Issuance		Debt
	Beginning			Costs		at End
	of Period	Borrowings	Repayments	Payments	Amortization	of Period

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$—	$—	$—	$—	$—
Term Loan Facility, maturing 2022	831,158	—	(30,462)	—	—	800,696
ABL Credit Facility, maturing 2021	—	368,000	(368,000)	—	—	—
Senior Notes, maturing 2023	400,000	—	—	—	—	400,000
Unamortized debt issuance costs and discounts	(42,934)	—	—	(2,268)	7,249	(37,953)
Capital lease obligations	24,411	—	(804)	—	—	23,607
Other debt	1,255	157	(534)	—	—	878
Total debt	1,213,890	368,157	(399,800)	(2,268)	7,249	1,187,228
Less: Current maturities of long-term debt	(1,855)					(1,544)
Total long-term debt	$1,212,035	$368,157	$(399,800)	$(2,268)	$7,249	$1,185,684

The following table provides a summary of our long-term debt, allocated between fixed and variable debt (dollars in thousands):

	September 30, 2018
		% of
	$ Amount	Total Debt

Fixed	$424,485	34.6%
Variable	800,696	65.4%
Total debt, excluding unamortized debt issuance costs and discounts	$1,225,181	100.0%

Senior Credit Facility

In connection with the Spin-off, on April 29, 2016, we entered into a credit agreement (the “CS Agreement”), among us, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent. On April 11, 2017, we executed an agreement with our Senior Credit Facility lenders to amend certain provisions of our Senior Credit Facility (the “CS Amendment”), as described below. On March 14, 2018, we executed a second agreement with our Senior Credit Facility lenders to amend certain provisions of our Senior Credit Facility (the “CS Second Amendment”), as described below.

The CS Agreement initially provided for an $880 million senior secured term loan facility (the “Term Loan Facility”) and a $100 million senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”). The Term Loan Facility was issued at a discount of $17.6 million, or 98% of par value, and has a maturity date of April 29, 2022, subject to customary acceleration events and repayment, extension or refinancing. The Revolving Credit Facility has a maturity date of April 29, 2021, subject to certain customary acceleration events and repayment, extension or refinancing. The CS Amendment reduced the Revolving Credit Facility’s borrowing capacity from $100 million to $87.5 million until December 31, 2017, at which time the borrowing capacity decreased to $75.0 million. The CS Second Amendment further reduced the Revolving Credit Facility’s capacity to $62.5 million through maturity, effective with the execution of the amendment on March 14, 2018.

The CS Agreement contains customary covenants, including a maximum permitted Secured Net Leverage Ratio, as determined based on 12 month trailing Consolidated EBITDA, as defined in the CS Agreement. On April 11, 2017, we executed the CS Amendment with our Senior Credit Facility lenders to amend the calculation of the Secured Net Leverage Ratio beginning July 1, 2017 through maturity, among other provisions. The CS Second Amendment, which was executed on March 14, 2018, further amended the Secured Net Leverage Ratio for the period July 1, 2017 through maturity. As of September 30, 2018, we had a Secured Net Leverage Ratio of 4.15 to 1.00 implying additional borrowing capacity of $167.0 million as of September 30, 2018.

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

Prior to the CS Amendment, interest under the Term Loan Facility accrued, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%. Following the CS Amendment, interest under the Term Loan Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. The effective interest rate on the Term Loan Facility was 9.29% as of September 30, 2018. Interest on outstanding borrowings under the Revolving Credit Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS Amendment and the CS Second Amendment.

As of September 30, 2018, we had no borrowings outstanding on the Revolving Credit Facility and had $13.7 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation liability insurance as security for the payment of claims. As of September 30, 2018, we had a borrowing capacity under our Revolving Credit Facility of $48.8 million.

ABL Credit Facility

In connection with the Spin-off on April 29, 2016, we entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among us, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. On April 11, 2017, we executed an amendment to the UBS Agreement with its lender party thereto, which aligned the provisions of the UBS Agreement with the CS Amendment. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). The available borrowings from the ABL Credit Facility, which are based on eligible patient accounts receivable, are used for working capital and general corporate purposes. As of September 30, 2018, we had no borrowings outstanding on the ABL Credit Facility and borrowing capacity of $120.3 million.

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

Senior Notes

On April 22, 2016, we issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations guaranteed on a senior basis by certain of our subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which began on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months. The effective interest rate on the Senior Notes was 12.49% as of September 30, 2018.

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

The following table provides a summary of the redemption dates and prices related to the Senior Notes:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

The following table provides a summary of unamortized debt issuance costs and discounts (in thousands):

	September 30,	December 31,
	2018	2017

Debt issuance costs	$34,533	$32,265
Debt discounts	24,536	24,536
Total debt issuance costs and discounts at origination	59,069	56,801
Less: Amortization of debt issuance costs and discounts	(21,116)	(13,867)
Total unamortized debt issuance costs and discounts	$37,953	$42,934

Capital Lease Obligations and Other Debt

Our debt from capital lease obligations primarily relates to our corporate office in Brentwood, Tennessee. As of September 30, 2018, this capital lease obligation was $17.4 million. Other debt consists of physician loans and miscellaneous notes payable to banks.

Debt Maturities

The following table provides a summary of our debt maturities for the next five years and thereafter (in thousands):

September 30, 2018

Remainder of 2018	$403
2019	1,549
2020	1,621
2021	1,639
2022	802,096
Thereafter	417,873
Total debt, excluding unamortized debt issuance costs and discounts	$1,225,181

Noncontrolling Interests and Redeemable Noncontrolling Interests

Our financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that we control. Accordingly, we have recorded noncontrolling interests in the earnings and equity of such entities. Certain of our consolidated subsidiaries have noncontrolling physician ownership interests with redemption features that require us to deliver cash upon the occurrence of certain events outside our control, such as the retirement, death, or disability of a physician-owner. We record the carrying amount of redeemable noncontrolling interests at the greater of: (1) the initial carrying amount increased or decreased for the noncontrolling interests' share of cumulative net income (loss), net of cumulative amounts distributed, if any, or (2) the redemption value. As of September 30, 2018, we had redeemable noncontrolling interests of $2.3 million and non-redeemable noncontrolling interests of $14.5 million that are included in our consolidated balance sheets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. In connection with the Spin-off, on April 29, 2016, we entered into two credit agreements, the Senior Credit Facility and the ABL Credit Facility, that subject us to variable interest rates tied to LIBOR or a base rate. As of September 30, 2018, we had outstanding principal amount of debt, excluding unamortized debt issuance costs and discounts, of $800.7 million which was subject to variable rates of interest. If the interest rates on our variable rate long-term debt outstanding as of September 30, 2018, after taking into consideration the 1% floor on our Term Loan Facility, was 100 basis points higher for the nine months ended September 30, 2018, the additional interest expense impacting net income (loss) would have been $6.1 million, or $0.21 per basic and diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (principal executive officer) (“CEO”) and chief financial officer (principal financial officer) (“CFO”), as appropriate to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management, with the participation of our CEO and our CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15-15(e) of the Exchange Act, as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of the material weakness in our internal control over financial reporting described below. Notwithstanding such material weakness in internal control over financial reporting, our CEO and CFO have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, present fairly, in all material respects, our results of operations, financial position and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

We have implemented a remediation plan to address the control deficiency that led to the material weakness. The remediation plan is ongoing and currently includes the following:

•

Evaluating the effectiveness of specific new procedures related to the disaggregated analysis of the estimated transaction price, as determined by reducing our standard billing charges by any contractual adjustments, discounts and implicit price concessions, related to our self-pay and self-pay after insurance revenue that conforms to the requirements under ASC 2014-09; and

•

Evaluating the effectiveness of specific review procedures designed to enhance our controls over the preparation of the disaggregated estimated transaction price, as determined by reducing our standard billing charges by any contractual adjustments, discounts and implicit price concessions, related to our self-pay and self-pay after insurance revenue.

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

We can give no assurance that the measures we have taken will remediate this material weakness or that additional material weaknesses will not arise in the future. Management will continue to assess the effectiveness of its remediation efforts in this matter in connection with its evaluations of internal control over financial reporting. We will continue to monitor the effectiveness of these and other processes, procedures, and controls and will make any further changes management determines to be appropriate.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In connection with the Spin-off, CHS agreed to indemnify us for certain liabilities relating to outcomes or events occurring prior to the closing of the Spin-off, including (i) certain claims and proceedings known to be outstanding on or prior to the Spin-off and (ii) certain claims, proceedings and investigations by governmental authorities or private plaintiffs related to activities occurring at or related to our healthcare facilities prior to the closing date of the Spin-off , but only to the extent, in the case of clause (ii), that such claims are covered by insurance policies maintained by CHS, including professional and general liability and workers’ compensation liability. In this regard, CHS will continue to be responsible for certain Health Management Associates, Inc. legal matters covered by its contingent value rights agreement that relate to the portion of CHS’s business now held by us. Notwithstanding the foregoing, CHS is not indemnifying us in respect of any claims or proceedings arising out of, or related to, the business operations of QHR at any time or our compliance with the Corporate Integrity Agreement (“CIA”) between CHS and the OIG. Subsequent to the Spin-off, the OIG entered into an “Assumption of CIA Liability Letter” with us reiterating the applicability of the CIA to certain of our hospitals, although the OIG declined to enter into a separate agreement with us.

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

Commercial Litigation and Other Lawsuits

•

Arbitration with Community Health Systems, Inc. On August 4, 2017, we received a demand for arbitration from CHS seeking payment of certain amounts that we have withheld pursuant to the Shared Services Centers Transition Services Agreement (the “SSC TSA”) and the Computer and Data Processing Transition Services Agreement (the “IT TSA”). We contend that the amounts are not payable to CHS and were not properly billed by CHS under the agreements. The matter is pending before the American Arbitration Association. CHS seeks payment of approximately $12.1 million relating to these two transition services agreements. We are vigorously contesting the charges as not payable to CHS under the transition services agreements and have made counterclaims that include, among other things, termination of the SSC TSA, a ruling that the IT TSA is terminable at our option (as described below), and substantial damages we believe we have suffered as a result of the transition services agreements and other actions taken by CHS in connection with the Spin-off. Additionally, on March 19, 2018, we received notice from CHS that CHS was seeking to terminate, effective September 30, 2018, the SSC TSA and the IT TSA and to impose a September 30, 2018 deadline for completion of the transition services under the SSC TSA and IT TSA, as a result of alleged breaches by the Company of the agreements. The notice from CHS also provided an indication of CHS’s preference to terminate the Receivables Collection Agreement, the Eligibility Screening Services Agreement, and the Billing and Collection Agreement. We amended our counterclaims to include allegations that CHS’s attempt to terminate the SSC TSA and IT TSA and to impose a September 30, 2018 deadline for completing the transition of services under those contracts violated the terms of the contracts and was invalid and without effect. The validity and effectiveness of CHS’s attempt to terminate the SSC TSA and IT TSA and to impose a September 30, 2018 deadline was litigated during the course of arbitration proceedings held in late June 2018. After hearing testimony regarding the termination issues, the arbitration panel ruled that each of the SSC TSA and IT TSA will continue in effect according to their original terms through 2021, subject to any agreement by the parties to terminate the SSC TSA and the IT TSA at an earlier time. The panel ordered that, after the date of the ruling, we would prospectively pay the amounts invoiced under the TSAs as billed, but deferred ruling on the parties’ economic claims related to the TSAs. The arbitration reconvened October 1, 2018 with QHC presenting our counter-claims and defenses that certain amounts were not payable to CHS. The arbitration concluded October 9, 2018 and a decision is expected in mid-January 2019. We are unable to predict the outcome of this matter; however, it is reasonably possible that we may incur a loss in connection with this matter. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material. See Item 1A. Risk Factors in our Quarterly Report Form 10-Q for the quarterly period ended March 31, 2018.

•

Zwick Partners LP and Aparna Rao, Individually and On Behalf of All Others Similarly Situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller and Michael J. Culotta. On September 9, 2016, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against QHC and certain of our officers. The Amended Complaint, filed on September 13, 2017, purports to be brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of QHC between May 2, 2016 and August 10, 2016 and alleges that we and certain of our officers violated federal securities laws, including Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of our business, operations and compliance policies. On April 17, 2017, Plaintiff filed a Second Amended Complaint adding additional defendants, CHS, Wayne T. Smith and W. Larry Cash. On June 23, 2017, we filed a motion to dismiss, which Plaintiff opposed on August 22, 2017. On April 19, 2018, the Court denied our motion to dismiss, and we filed our answer to the Second Amended Complaint on May 18, 2018. On July 13, 2018, Plaintiff filed its motion for class certification, which Defendants opposed on August 31, 2018. The motion for class certification is currently pending. On September 14, 2018, Plaintiff filed a Third Amended Complaint adding additional alleged misstatements. On October 12, 2018, Defendants moved to dismiss the new allegations, which motion is currently pending. The case is now in discovery, and we are vigorously defending ourselves in this matter. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss because discovery has only recently started and the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

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

•

R2 Investments, LDC v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller, Michael J. Culotta, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North, H. Mitchell Watson, Jr. and H. James Williams. On October 25, 2017, a shareholder filed an action in the Circuit Court of Williamson County, Tennessee against us and certain of our officers and directors and CHS and certain of its officers and directors. The complaint alleges that the defendants violated the Tennessee Securities Act and common law by, among other things, making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of our business, operations and financial condition. Plaintiff is seeking rescissionary, compensatory, and punitive damages. We filed a motion to dismiss the action on January 16, 2018, which Plaintiff opposed on March 5, 2018. On May 11, 2018, the Court denied our motion to dismiss. We subsequently filed an answer to the complaint, and the case is now in discovery. We are vigorously defending ourselves in this matter. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss because discovery has only recently started and the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

Harvey Horwitz, Derivatively on Behalf of Quorum Health Corporation v. Thomas D. Miller, Michael J. Culotta, Barbara R. Paul, R. Lawrence Van Horn, William S. Hussey, James T. Breedlove, William M. Gracey, Joseph A. Hastings, and Adam Feinstein, and Quorum Health Corporation, as Nominal Defendant. On September 17, 2018, a purported shareholder filed a derivative action on behalf of the Company in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violation of Section 29(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and indemnification and contribution. Plaintiff seeks damages allegedly sustained by the Company, rescission of the Separation Agreement with CHS, corporate governance reforms, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs. On October 26, 2018, the Court entered an order granting a stay of the case pending entry of an order on any motions for summary judgment in the Rao v. Quorum Health Corporation case described above. Once the stay is lifted, we intend to move to transfer the action to Delaware consistent with our by-laws. We are vigorously defending ourselves in this matter. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss because the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

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

10.1†

Employment Agreement by and between Quorum Health Corporation and Robert H. Fish (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018) (File No. 001-37550).

10.2†

Offer Letter by and between QHCCS and Glenn A. Hargreaves (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018) (File No. 001-37550).

10.3†

Form of Inducement Award Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2018) (File No. 001-37550).

10.4†

Form of Inducement Award Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2018) (File No. 001-37550).

10.5†

Restricted Stock Inducement Award Agreement, by and between Robert H. Fish and Quorum Health Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2018) (File No. 001-37550).

10.6†

Performance-Based Restricted Stock Inducement Award Agreement, by and between Robert H. Fish and Quorum Health Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2018) (File No. 001-37550).

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

QUORUM HEALTH CORPORATION (Registrant)

By:	/s/ Robert H. Fish
Robert H. Fish
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Alfred Lumsdaine
Alfred Lumsdaine
Executive Vice President and
Chief Financial Officer
(principal financial officer)

By:	/s/ Glenn A. Hargreaves
Glenn A. Hargreaves
Senior Vice President and Chief Accounting Officer (principal accounting officer)

Date: November 6, 2018