Form 10-K
period 2018-12-31
Quorum Health Corp
filed 2019-03-12
CIK 1650445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
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

The aggregate market value of the common stock (“Common Stock”) held on June 29, 2018 by non-affiliates of the registrant was approximately $131.3 million (based on the June 29, 2018 closing price of common stock of $5.00 per share as reported on the New York Stock Exchange). For purposes of this calculation only, shares held by non-affiliates excludes only those shares beneficially owned by the registrant’s executive officers, directors and stockholders owning 10% or more of the registrant’s outstanding Common Stock The registrant has no non-voting common stock outstanding. As of March 6, 2019, there were 31,359,724 shares outstanding of the registrant’s Common Stock.

Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

QUORUM HEALTH CORPORATION

Annual Report on Form 10-K

PART 1

Item 1.Business

Overview

The principal business of Quorum Health Corporation and its subsidiaries is to provide hospital and outpatient healthcare services in our markets across the United States. As of December 31, 2018, we owned or leased a diversified portfolio of 27 hospitals in rural and mid-sized markets, which are located in 14 states and have a total of 2,604 licensed beds. In addition, through Quorum Health Resources LLC (“QHR”), our wholly-owned subsidiary, we provide a wide range of hospital management advisory and healthcare consulting services. Over 95% of our net operating revenues for the year ended December 31, 2018 were attributable to our hospital operations business and the remainder related to our hospital management advisory and healthcare consulting services business.

Our company became an independent, publicly-traded company on April 29, 2016 upon the spin-off (“Spin-off”) of 38 hospitals, their affiliated facilities and QHR from Community Health Systems, Inc. (“CHS” or “Parent” when referring to the carve-out period prior to April 29, 2016). For terms of the spin-off and related financing transactions, including the transition services agreements between us and CHS, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — The Spin-Off.”

As used in this report, the terms (“QHC,” the “Company,” “we,” “our,” and “us”) refer to Quorum Health Corporation and its subsidiaries. Quorum Health Corporation is a Delaware corporation that was incorporated in 2015 to facilitate our Spin-off from CHS as described below. All references within this Annual Report on Form 10-K to our financial statements, financial data and operating data refer to such data on a consolidated and combined basis unless otherwise noted. For a definition of consolidated and combined basis, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

For the year ended December 31, 2018, we generated total net operating revenues of $1.9 billion, loss from operations of $71.0 million, loss before income taxes of $199.1 million, net loss of $198.2 million, net cash provided by operating activities of $39.5 million, Adjusted EBITDA of $126.4 million and Adjusted EBITDA, Adjusted for Divestitures of $150.6 million. For information regarding why the Company believes Adjusted EBITDA and Adjusted EBITDA, Adjusted for Divestitures present useful information to investors and for a reconciliation of Adjusted EBITDA and Adjusted EBITDA, Adjusted for Divestitures to net income (loss), the most directly comparable financial measure under United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”), see “Item 6 — Selected Financial Data.” Our loss before income taxes was impacted by: (1) $77.1 million of impairment related to our hospital operations business; (2) $18.7 million of net operating losses related to the closure of one hospital; (3) $20.8 million of net operating losses from the hospitals that we divested, which collectively includes three hospitals divested in 2018, five hospitals divested in 2017 and two hospitals in 2016; and (4) $128.1 million of interest expense and $120.0 million of cash interest payments made on our indebtedness.

We generate patient revenues from the healthcare services we provide at our hospitals and affiliated outpatient facilities. Our hospital services include general and acute care, emergency room, general and specialty surgery, critical care, internal medicine, diagnostic services, obstetrics, psychiatric and rehabilitation services. We also generate revenues from the outpatient healthcare services we provide at both our hospitals and affiliated outpatient service facilities, including physician practices, urgent care centers, imaging centers and surgery centers, which are located in the surrounding communities of our hospitals. We prioritize building and maintaining a strong presence in the communities where we operate. We continuously seek to improve our market share in each community by building patient loyalty to both our hospitals and physicians and by maintaining a strong reputation for quality of patient care. We are the sole provider of general and acute hospital healthcare services in 20 of our markets, which we generally define as the county where our hospital resides, which means we typically have less direct competition from other hospital companies for our hospital services. Some of our hospitals are located in markets that are adjacent to highly populated areas where the population, available workforce and demand for healthcare services are likely to continue to grow. Such factors could increase the demand for healthcare services from our facilities due to the close proximity of our hospitals and outpatient services facilities to these neighboring markets.

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

QHR’s primary services include:

•

Hospital Management Advisory and Operational Support. QHR provides hospital and other healthcare organization clients with operational, financial and strategic guidance, as well as interim senior level management when needed. As of December 31, 2018, QHR had contracts to provide management advisory services to 72 hospital clients located in 27 states with a total of approximately 4,400 licensed beds. As part of the services we provide, our hospital clients receive operations support from QHR corporate and regional management teams. This service benefits our hospital clients as a result of the broader experience of our QHR corporate and regional management teams in providing services to hospitals of all sizes in diverse markets throughout the United States. In addition, QHR promotes healthcare consulting services to hospital clients that do not receive services from its management advisory services business. QHR generates revenues from its consulting contracts by charging a consulting fee for its services based on the nature, scope and timeline of the services defined for each specific contract. During the year ended December 31, 2018, QHR had contracts during some or all of the year to provide healthcare consulting and other support services to 102 hospitals and other healthcare related clients located in 37 states with a total of approximately 8,800 licensed beds.

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

Business Strategy

Our business strategy includes divesting underperforming hospitals, reducing our debt, refining our portfolio to a more sustainable group of hospitals with higher operating margins and increasing our market share in each of the communities we serve. We intend to grow our revenues and operating margins by expanding specialty care and outpatient service lines at our hospitals, primarily by recruiting talented physicians and medical staff. We continuously aim to manage our operating costs, primarily through the efficient management of staffing, medical specialist costs and medical supply inventory levels, with a continued focus on enhancing patient safety and quality of care. In addition, our business strategy includes investing capital in renovations, expansion, medical-related technology and equipment at our existing healthcare facilities.

As part of our efforts to accomplish these goals, we operate our healthcare facilities in accordance with the following strategic objectives:

•

improve our financial results and position by refining our portfolio to include high-quality, profitable hospitals and outpatient service facilities through the sale or closure of underperforming hospitals;

•	strategically expand the breadth and capacity of the specialty care service lines and outpatient services we offer;
•	enhance patient safety, quality of care and satisfaction at our healthcare facilities; and
•	improve the operating and financial performance of our hospital and clinical operations business.

Improve our Financial Results and Position by Refining Our Portfolio to Include High-Quality, Profitable Hospitals and Outpatient Service Facilities Through the Sale or Closure of Underperforming Hospitals

We perform an ongoing strategic review of our hospitals based upon an analysis of financial performance, current competitive conditions, market demographic and economic trends and capital allocation requirements. As part of this strategy, we intend to divest or close underperforming hospitals and outpatient service facilities which, in turn, will allow us to reduce our corporate indebtedness and refine our hospital portfolio to become a sustainable group of hospitals and outpatient service facilities with higher operating margins. We are pursuing divestiture or closure opportunities that align with this strategy. Since the Spin-off, we have divested or closed 11 of the 38 hospitals we original acquired from CHS. Our strategic review process is ongoing and we have targeted additional hospitals for divestiture with the intention of utilizing substantially all net proceeds to pay down our secured debt. For a discussion of our recent divestitures and closure activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Recent Divestiture Activity.”

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

Enhance Patient Safety, Quality of Care and Satisfaction at our Healthcare Facilities

Clinical quality is a high priority for us. We have various programs that support our hospitals and outpatient service facilities to continuously improve the safety, quality of care and satisfaction of patients receiving services from us. As an example, we maintain active safety and quality training programs for our senior hospital management, chief nursing officers, quality control directors, physicians and other medical staff at our healthcare facilities. We also have programs that focus on sharing information among our hospital management teams to align best practices in medical treatment, operations and regulatory compliance. We seek to provide our hospitals with the infrastructure and technological capability to deliver high-quality care to patients. We believe measurements of patient, physician, medical staff and employee satisfaction provide important insight for our hospital leadership teams into the quality of care being administered to patients. Each of our hospitals conducts patient, physician, medical staff and employee satisfaction surveys to identify methods and opportunities for improving patient safety, quality of care and satisfaction. In addition, we have standardized many of our processes for documenting compliance with accreditation requirements and clinical best practices that have positive track records in leading to improved patient experiences at our healthcare facilities. For example, we established a baseline at each of our hospitals in April 2013 for monitoring the Serious Safety Event Rate. As of September 30, 2018, we have reported 87% fewer serious safety events in comparison to our baseline in 2013.

Improve the Operating and Financial Performance of our Hospital and Clinical Operations Business

We intend to improve the operating and financial performance at each of our hospitals and outpatient service facilities through frequent and ongoing evaluation of our operations, focusing on hospital-specific strategic initiatives, growing revenues by expanding specialty care and outpatient service line offerings, controlling operating costs and aligning incentive compensation with operating and financial performance to reward our hospital management teams. In general, we believe our opportunities for improving operating and financial performance are hospital-specific and we intend to develop an operating and marketing strategy tailored to the individual community they serve. Our strategic initiatives and operating cost control efforts include tasks such as continuously focusing on revenue cycle management and collections, adhering to established protocols related to medical supplies utilization, monitoring medical staffing levels and reducing contract labor usage. We believe these efforts, in combination with other initiatives aimed at improving our operating and financial performance, should lead to improved cash flow generation for us in the future.

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

Strong Presence in the Communities We Serve

Our hospitals are the sole providers of general and acute hospital healthcare services in most of the markets we serve throughout the United States. These communities rely on our hospitals for access to quality healthcare services, as well as to make a positive societal and economic impact in their regions. Our hospitals are dedicated to providing local employment opportunities, engaging in local sponsorships and offering community health education through lecture programs, health fairs and screening events, among other forms of engagement. We believe that being the sole provider in many of our markets offers a competitive advantage; for example, certain of these hospitals receive more favorable reimbursement treatment by Medicare based on this distinction.

Geographically Diversified Hospital Portfolio

We have a geographically diversified portfolio, which as of December 31, 2018 included 27 hospitals located across 14 states. Many of our hospitals operate in markets experiencing population growth. We believe our existing hospital portfolio is geographically well-positioned to adapt to ongoing changes in the U.S. healthcare industry and to respond to individual community needs related to healthcare services.

Track Record of Continuous Improvement in Clinical Quality, Safety and Patient Experience

We are committed to providing a high-quality and cost-effective healthcare experience for patients in collaboration with our physicians, medical staff and third-party payors. We have continued to see a reduction in our Serious Safety Events, as last reported through September 30, 2018, with an 87% reduction from our 2013 baseline. Our hospitals continually strive to achieve clinical excellence designations, such as Chest Pain Center accreditation by the Society of Cardiovascular Patient Care and Primary Stroke Center accreditation by The Joint Commission.

Dedicated and Experienced Management Teams

Our dedicated senior management team has significant public company, general healthcare and hospital operations experience, including a proven track record of improving operational performance, optimizing service lines and integrating hospitals. We believe the breadth of healthcare industry expertise and experience from both our senior management team and the management teams at each of our hospitals will drive our long-term growth.

U.S. Healthcare Industry

Overview

According to CMS, total U.S. healthcare expenditures in 2017 grew by 3.9% to approximately $3.5 trillion and are projected to have grown 4.5% in 2018 to approximately $3.6 trillion. The CMS projections, published in February of 2018, indicate that total U.S. healthcare spending will grow at an average annual rate of 5.5% for 2018 through 2027, exceeding $5.9 trillion by 2027 and accounting for approximately 19.4% of the total U.S. gross domestic product. CMS expects healthcare spending to be largely influenced by changes in economic conditions and demographics. The CMS projections are typically published once per year and are not updated to reflect interim changes.

Hospital care, the category within the U.S. healthcare industry in which we classify our hospital operations business, is the largest category of U.S. healthcare expenditures. The hospital care category is broadly defined to include services provided at acute care, rehabilitation and psychiatric healthcare facilities that are owned by the government or investors or that operate as not-for-profit facilities. CMS defines the hospital care category to include all services provided by hospitals to patients. Services include room and board, ancillary charges, services of employed physicians, inpatient pharmacy, hospital-based nursing home, home health care and any other service billed by hospitals in the United States for patient care. In 2018, hospital care expenditures are projected to have grown 4.4%, amounting to over $1.2 trillion. CMS estimates that the hospital services category will amount to nearly $1.3 trillion in 2019 and projects growth in this category at an average of 5.6% annually from 2018 through 2027. According to the American Hospital Association, as of January 2019, there are approximately 5,262 community hospitals in the United States and approximately 1,875 of these hospitals are located in rural communities, which are the primary markets in which we operate hospitals.

Healthcare Reform

The healthcare industry in the United States remains subject to continuing regulatory and market uncertainty due to recent reforms and reform proposals. The current presidential administration and certain members of Congress have sought to repeal or make significant changes to the Affordable Care Act. In addition, governmental agencies and courts have narrowed the scope of the law’s reforms through subsequent interpretation. For example, Courts and government agencies could eliminate provisions of the Affordable Care Act that are beneficial to us and leave in effect provisions that reduce our reimbursement. In addition, government and private payors’ efforts to fundamentally change the finance and delivery of health care may have an adverse effect on our business, results of operations, cash flow and liquidity. For example, certain members of Congress have proposed measures that would expand government-sponsored coverage of healthcare expenses, including single-payor proposals. Other industry groups, such as large employers and private payors and their affiliates, have also proposed reforms to the structure of private health insurance.

Demographic Trends

According to the U.S. Census Bureau, in 2016, the U.S. population included approximately 49.2 million people living in the United States age 65 or older, comprising 15.2% of the total U.S. population. By 2030, the U.S. Census Bureau predicts the number of people age 65 or older living in the United States will increase to approximately 73.1 million, or 20.6% of the total U.S. population. Due to increasing life expectancy, people living in the United States age 85 or older is also expected to increase from approximately 6.4 million in 2016 to 9.1 million by 2030. The increase in life expectancy is expected to increase the demand for healthcare services and, as importantly, the demand for more innovative means of delivering healthcare services.

Based on U.S. Census Bureau data compiled by us for the specific markets in which we operate hospitals, the number of people living in our service areas declined 0.7% from 2010 to 2018 and is expected to decline 0.3% from 2018 to 2023. The national average population growth is 5.8% and 3.7% for these respective periods. The number of people age 65 or older living in our service areas grew 19.3% from 2010 to 2018 and is expected to grow 34.9% from 2018 to 2023. The national average population growth for people age 65 or older is 28.6% and 17.0% for these respective periods. The number of people age 65 or older living in our service areas comprised 16.3% of the total population in our service areas in 2018 and is expected to comprise 18.4% of the total population in these same service areas by 2023. The number of people age 65 or older living in the United States is 16.8% and 17.9% for these respective periods. On a similar basis, the number of people age 85 or older in our service areas grew 10.1% from 2010 to 2018 and is expected to grow 13.6% from 2018 to 2023. The national average population growth for people age 85 or older is 16.8% and 6.4% for these respective periods. The number of people age 85 or older living in our service areas comprised 2.0% of the total population in our service areas in 2018 and is expected to comprise 2.0% of the total population in these same service areas by 2023. The number of people age 85 or older living in the United States is 2.1% and 2.2% for these respective periods.

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

•	increasing market share in the communities they serve;
•	mitigating risks associated with ongoing changes in reimbursement rates available from both governmental and non-governmental third-party payors;
•	changes to healthcare reimbursement payment models that more closely tie reimbursement rates to the cost-effective delivery of patient services and the quality of care administered to patients; and
•	other ongoing regulatory changes within the U.S. healthcare industry.

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

Outpatient Services Trends

In recent years, hospital companies have generally experienced an increase in the percentage of total revenues associated with outpatient healthcare services. This shift in revenues is primarily attributable to advances in medical technology, which have permitted more procedures to be performed in an outpatient setting. In addition, increased pressure from the Medicare and Medicaid programs, commercial health insurance companies and managed care plans to reduce the number of days a patient stays in the hospital has also contributed to the increase in outpatient healthcare services. Patients and third-party payors have been seeking lower cost service settings through outpatient service facilities on an increasing basis as the number of outpatient service facilities and the types of services available through outpatient service facilities increase. Certain third-party payors are imposing limitations and adjusting coverage of inpatient services for types of services currently available in outpatient settings. Further, recent changes to Medicare policy affecting the reimbursement methodology for certain items and services provided by off-campus provider-based hospital departments have generally resulted in reduced payment rates for hospital outpatient settings. For the years ended December 31, 2018, 2017 and 2016, outpatient healthcare services represented 55.9%, 55.0% and 55.4%, respectively, of our net patient revenues, before any implicit price concessions.

Health Insurance Coverage Trends

The Affordable Care Act, as initially structured, mandated that substantially all U.S. citizens maintain health insurance coverage, while expanding access to coverage through a combination of private sector health insurance reforms and public program expansion. In recent years, most of the states that have experienced the greatest reductions in rates of uninsured individuals have been those that expanded Medicaid coverage and established healthcare insurance exchanges at the state level. However, CMS has indicated that it intends to increase state flexibility in the administration of Medicaid programs, including allowing states to condition Medicaid enrollment on work or other community engagement. Further, there is considerable uncertainty regarding the future of the Affordable Care Act, making it difficult to predict future trends in health insurance coverage. The presidential administration and certain members of Congress have stated their intent to repeal or make significant changes to the Affordable Care Act, its implementation or its interpretation. In 2017, Congress eliminated the financial penalties associated with the individual mandate, effective January 1, 2019, which may impact the number of individuals who elect to purchase health insurance. In addition, the President signed an executive order directing agencies to relax limits on certain health plans, potentially allowing for fewer plans that adhere to specific Affordable Care Act coverage mandates. Several private health insurers have limited their participation in or withdrawn from the healthcare insurance exchanges, and the presidential administration has taken steps, including ending cost-sharing subsidies that were previously available to insurers, which may threaten the long-term viability of those marketplaces. Government efforts to change, alter the implementation of, or repeal the Affordable Care Act, or otherwise influence financial and delivery systems within the healthcare industry, may have an adverse effect on our business, results of operations, cash flow, capital resources and liquidity.

Revenues

Adoption of ASC Topic 606 “Revenue from Contracts with Customers”

On January 1, 2018, we adopted ASC 606 applying the modified retrospective method to all contracts existing on January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605. The key impacts on our consolidated financial statements include the following:

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

Revenue Recognition

We generate revenues by providing healthcare services at our hospitals and affiliated outpatient service facilities to patients seeking medical treatment. Hospital revenues depend on, among other factors, inpatient occupancy and acuity levels, the volume of outpatient procedures and the charges and negotiated reimbursement rates for the healthcare services provided. Our primary sources of payment for patient healthcare services are third-party payors, including the Medicare and Medicaid programs, Medicare and Medicaid managed care programs, commercial insurance companies, other managed care programs, workers’ compensation carriers and employers. Self-pay and self-pay after insurance revenues are the portion of our revenues generated from providing healthcare services to patients who do not have health insurance coverage as well as the patient responsibility portion of charges that are not covered for an individual by a health insurance program or plan. We generate revenues related to our QHR business when hospital management advisory and healthcare consulting services are provided. We generate other non-patient revenues primarily from rental income and hospital cafeteria sales.

Amounts we collect for medical treatment of patients covered by Medicare, Medicaid and non-governmental third-party payors are generally less than our standard billing rates. Our standard charges and reimbursement rates for routine inpatient services vary significantly depending on the type of medical procedure performed and the geographical location of the hospital. Differences in our standard billing rates and the amounts we expect to collect from third-party payors are classified as contractual adjustments. The reimbursements we ultimately receive as payments for services are determined for each patient instance of care, based on the contractual terms we negotiate with third-party payors or based on federal and state regulations related to governmental healthcare programs. Billings and collections are outsourced to CHS under transition services agreements (“TSAs”) that were put in place by CHS in connection with the Spin-off. Our contractual adjustments are impacted by the timing and ability of CHS to monitor the classification and collection of our patient accounts receivable. See Note 17 — Related Party Transactions in the accompanying consolidated financial statements for additional information on these agreements. Except for emergency department services, our policy is to determine the payment methodology with patients prior to when the services are performed. Self-pay and other payor discounts are incentives offered to uninsured or underinsured patients or other payors to reduce their costs of healthcare services.

The following table provides a summary of our net operating revenues for the years ended December 31, 2018, 2017 and 2016, by payor source (dollars in thousands):

	Year Ended December 31,
	2018		2017		2016
	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total

Medicare	$532,097	28.3%	$613,846	29.6%	$629,303	29.4%
Medicaid	352,111	18.7%	417,656	20.2%	430,609	20.1%
Managed care and commercial plans	754,572	40.2%	788,943	38.1%	813,565	38.0%
Self-pay and self-pay after insurance	157,435	8.4%	154,402	7.4%	159,914	7.6%
Non-patient	82,374	4.4%	97,323	4.7%	105,076	4.9%
Total net operating revenues	$1,878,589	100.0%	$2,072,170	100.0%	$2,138,467	100.0%

Revenues from Medicare and Medicaid managed care programs are included in Medicare and Medicaid revenues, respectively, in the table above. In addition, the table above includes a $21.0 million and a $22.8 million change in estimate we recorded as of December 31, 2017 and 2016, respectively. The $21.0 million change in estimate we recorded as of December 31, 2017 was a result of our analysis of our self-pay patient accounts receivable at a more comprehensive and disaggregated level and refined our estimate of the collectability of the portion of self-pay accounts receivable related to insured patients, primarily co-pays and deductibles. Our analysis also included an evaluation of patient accounts receivable retained in the divestitures of six of our seven divested hospitals as of December 31, 2017. The $22.8 million change in estimate we recorded as of December 31, 2016 was a result of increasing delays associated with collections on accounts receivable under the Illinois Medicaid program and the assessment of collectability of managed care and commercial accounts receivable aged greater than one year based on our review of historical cash collections for these accounts.

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

The payments we receive under the Medicare and Medicaid programs are generally significantly less than the standard charges at our hospitals for the healthcare services provided. Furthermore, reimbursement payments under federally-funded healthcare programs are subject to across-the-board spending cuts to the federal budget imposed by the Budget Control Act of 2011. These sequestration cuts, as they are known, require reductions in reimbursement rates through federal fiscal year 2027. The Affordable Care Act, as currently structured, also imposes significant reductions on Medicare and Medicaid reimbursement rates. The federal government updates reimbursement rates annually. Legislation or regulation may result in payment reductions in the Medicare or Medicaid programs that could negatively impact our business. Our ability to adapt to the ongoing regulatory changes in the Medicare and Medicaid programs will be a significant factor in our ability to operate our hospitals and affiliated outpatient healthcare facilities successfully in the future. See “Item 1. Business — U.S. Healthcare Industry” for statistical information on U.S. population trends.

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

CMS adjusts the MS-DRG payment rates annually, using the “market basket index” to account for changes to the costs of goods and services purchased by hospitals. For federal fiscal year 2019, which began on October 1, 2018, CMS increased the reimbursement rate by approximately 1.85% for hospitals that successfully report the quality measures of the Hospital Inpatient Quality Reporting (“IQR”) Program and are meaningful EHR users. This rate increase accounts for a projected market basket update of 2.9% and a 0.5% adjustment required by legislation which are negatively adjusted by the following percentage points: 0.8 for the multi-factor productivity measure and 0.75 as required by the Affordable Care Act. Hospitals that do not successfully report quality data under the IQR Program are subject to a 25% reduction of the market basket update. Hospitals that are not meaningful EHR users are subject to an additional 75% reduction of the market basket update. Based on our current portfolio, we estimate that the CMS payment rate changes indicated above will increase our inpatient Medicare reimbursement by $4.7 million in 2019.

The DRG payment rates are also adjusted pursuant to provisions of the Affordable Care Act that promote value-based purchasing, linking payments to quality and efficiency. For example, hospitals that meet or exceed defined quality performance standards receive greater reimbursement, while hospitals that do not satisfy the quality performance standards may receive reduced Medicare inpatient hospital payments. The amount collected from the reductions is pooled and used to fund the payments that reward hospitals based on a set of quality measures that have been linked to improved clinical processes of care and patient satisfaction. CMS scores each hospital on its achievement relative to other hospitals and improvement relative to that hospital’s own past performance. Similarly, hospitals that experience “excess readmissions” for conditions designated by CMS within 30 days of the patient’s date of discharge receive inpatient payments reduced by an amount determined by comparing that hospital’s readmission performance to the readmission performance of hospitals in one of five peer groups. In addition, CMS incentivizes hospitals to improve Hospital Acquired Condition (“HAC”) rates by reducing total inpatient Medicare payments by 1% for hospitals that rank among the lowest-performing 25% with respect to HACs.

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

Hospital outpatient services paid under the OPPS are grouped into ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. CMS has established a payment rate for each APC, and it updates these rates annually on a calendar year basis. For calendar year 2019, CMS issued a final rule that it estimates will result in a 1.35% payment increase for hospitals paid under the OPPS. This reflects a market basket increase of 2.9%, with a negative 0.8 percentage point multi-factor productivity adjustment and the 0.75 percentage point reduction required by the Affordable Care Act, along with other policy changes. For calendar year 2019, these policy changes include an update to ASC payment rates to be based on the hospital market basket rate as opposed to the CPI-U for calendar years 2019-2023. CMS also is updating ASC rates for calendar year 2019 by 2.1%. This change will help promote site neutrality between hospitals and ASCs. In addition to these broad OPPS-wide adjustments, hospitals that fail to meet quality data reporting requirements are subject to a 2.0 percentage point reduction to the market basket update. Based on our current portfolio, we estimate that the cumulative changes to OPPS payments will increase our outpatient Medicare reimbursement by $1.5 million in 2019.

CMS has implemented a site-neutral Medicare reimbursement policy that limits reimbursement under the OPPS for items and services that are provided at certain off-campus outpatient provider-based departments (“off-campus OPBDs”) of hospitals. Items and services that are subject to the policy are reimbursed under the Medicare Physician Fee Schedule (“MPFS”). However, the site-neutral payment policy does not apply to items and services rendered in a dedicated emergency department. Further, with the exception of clinic visits, the site neutral policy does not apply to items or services furnished at off-campus OPBDs that are located within 250 yards of a remote location of a hospital, or to grandfathered off-campus OPBDs, which include those that were billing Medicare for outpatient hospital services prior to November 2, 2015.

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

Medicare-Dependent Hospital Program. The Medicare program also makes reimbursement rate adjustments under a Medicare-Dependent Hospital program that applies to low admission volume hospitals, referred to as rural extenders, to ensure hospital access for rural Medicare beneficiaries. The budget bill signed into law in February 2018 extended the Medicare-Dependent Hospital program through federal fiscal year 2022. If future legislation is not passed to further extend the Medicare-Dependent Hospital program, we could experience a reduction in our net operating revenues at certain of our hospitals that currently qualify for participation in this program.

Medicare Physician Services Payments. Physician services provided to Medicare patients are reimbursed based on the MPFS, which is adjusted annually based on certain factors. Under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), one of those factors is an adjustment factor of 0.5%. MACRA also established the Quality Payment Program (“QPP”), a payment methodology intended to reward high-quality patient care. Beginning in 2017, physicians and certain other healthcare clinicians are required to participate in the QPP through one of two tracks. Under both tracks, performance data collected in 2017 will affect Medicare payments in 2019 and performance data collected in 2018 will affect payments in 2020. CMS expects to transition increasing financial risk to providers as the QPP evolves. The Advanced Alternative Payment Model (“APM”) track makes incentive payments available for participation in specific innovative payment models approved by CMS, such as certain ACO models or a Medicare Shared Savings Program. Providers may earn a 5% Medicare incentive payment between 2019 and 2024 and will be exempt from reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System (“MIPS”) if the provider has sufficient participation (based on percentage of payments or patients) in an Advanced APM. Alternatively, providers may participate in the MIPS track. Providers who choose the MIPS track initially will be subject to a performance-based reimbursement rate increase or decrease of up to 4% of the provider’s Medicare payments based on their performance with respect to clinical quality, resource use, clinical improvement activities and meaningful use of EHR. The adjustment percentage will increase incrementally, up to 9%, by 2022. MIPS consolidated components of three previously established incentive programs: the Physician Quality Reporting System, the Physician Value-Based Payment Modifier, and the Medicare EHR Incentive Program.

Medicare Disproportionate Share Hospital Payments. In addition to making payments related to specific patient services, Medicare provides financial support to hospitals that treat a disproportionately large number of low-income patients. These Disproportionate Share Hospital (“DSH”) payments are determined annually based on statistical information required by the Department of Health and Human Services (“HHS”) and are paid as a percentage addition to MS-DRG payments. The Affordable Care Act reduced Medicare DSH payments to 25% of the amount they otherwise would have been absent the law. The remaining 75% of the amount that would have been paid is earmarked for an uncompensated care payment pool that is adjusted each year by a formula that reflects reductions in the U.S. uninsured population that is under 65 years of age. Thus, the greater the rate of coverage for the previously uninsured population, the more the Medicare uncompensated care pool will be reduced. Each eligible hospital is then paid, out of the uncompensated care pool, an amount based upon its estimated cost of providing uncompensated care. The IPPS final rules for federal fiscal years 2019 and 2018 established the uncompensated care amounts to be distributed to qualifying hospitals in these years as nearly $8.3 billion and $6.8 billion, respectively. Medicare DSH payments received in the aggregate by our hospitals for 2018, 2017 and 2016 were approximately $10.3 million, $8.9 million and $9.0 million, respectively. We estimate the amount to be received for 2019 to be approximately $9.9 million.

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

Medicaid Reimbursement

Medicaid programs are funded jointly by the federal and state governments and administered by the states to provide healthcare benefits to certain low-income individuals. Most state Medicaid payments are made under a prospective payment system or under programs that negotiate payment levels with individual hospitals. Amounts received under the Medicaid programs are often significantly less than the hospital’s standard charges for the services provided. State Medicaid agencies may also fund Medicaid Managed Care Plans, which provide for the delivery of Medicaid health benefits and additional services through contracted arrangements between state Medicaid agencies and managed care organizations (MCOs) that accept a set per member per month payment for these services. We are paid directly by the MCO for the healthcare services we provide to patients enrolled in one of these plans. The regulations that govern the reimbursement rates of the Medicaid programs also generally apply to Medicaid managed care plans.

The Affordable Care Act requires states to expand Medicaid coverage by adjusting eligibility requirements such as income thresholds. A number of states have opted out of the Medicaid expansion provisions, which they may do without losing federal funding. Seven of the 14 states in which we operate hospitals have expanded coverage under their state Medicaid programs. For the year ended December 31, 2018, our hospitals and affiliated outpatient service facilities located in these seven states generated 76.5% of our total net patient revenues, before implicit price concessions, excluding our divested hospitals and affiliated outpatient services facilities. However, there is uncertainty regarding the future of the Affordable Care Act, including its Medicaid expansion provisions. In addition, budget pressures have prompted many states to consider reducing Medicaid funding, as Medicaid is often the state’s largest program. Some states have adopted or are considering legislation intended to reduce coverage, increase enrollment in managed care programs or otherwise finance the system. Several states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS has indicated that it intends to increase state flexibility in the administration of Medicaid programs, including approving waivers that allow states to condition enrollment on work or other community engagement. However, the Affordable Care Act, as enacted, requires that states maintain certain eligibility standards for children until October 1, 2019. The Affordable Care Act also prohibits the use of federal funds under the Medicaid program to reimburse providers for medical services provided to patients to treat HACs.

Medicaid Disproportionate Share Hospital and Supplemental Payments. Currently, most states, including 13 of the 14 states in which we operate, utilize supplemental payment programs, including disproportionate share hospital (“DSH”) programs, for the purpose of providing additional payments for services to providers, such as our hospitals, to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from CMS and funded with a combination of federal and state resources, including, in certain states, taxes, fees or other program costs (collectively, “provider taxes”) levied on the providers participating in the programs. Hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. States then distribute the DSH funding among qualifying hospitals, as determined in each state. States have broad discretion to define which hospitals qualify for Medicaid DSH payments and the amount of such payments. Under the budget bill signed into law in February 2018, Medicaid DSH funding will be reduced by $4 billion in federal fiscal year 2020 and by $8 billion per year in federal fiscal years 2021 through 2025. In addition to DSH payments, some states operate programs that provide for supplemental payments to bridge the gap between hospital operating costs and Medicare reimbursement. Various federal policy changes are focused on limiting the use of other types of supplemental payments. For example, CMS began limiting “pass-through payments” to Medicaid managed care plans in 2016 and will ultimately prohibit such payments by 2027.

We recognize the reimbursement payments due to us from state supplemental payment programs in the periods amounts are estimable and revenue collection is reasonably assured. These amounts are recorded in operating revenues as favorable contractual allowances and the costs we incur under these programs are recorded as other operating expenses.

The following table shows the portion of our Medicaid reimbursements attributable to state supplemental payment programs (in thousands):

	Year Ended December 31,
	2018	2017	2016

Medicaid state supplemental payment program revenues	$200,036	$211,448	$220,389
Provider taxes and other expenses	74,709	75,388	76,616
Reimbursements attributable to state supplemental payment programs, net of expenses	$125,327	$136,060	$143,773

The following table provides a summary of the amounts due from and to state supplemental payment programs (in thousands):

	December 31,
	2018	2017

Due from state supplemental payment programs	$49,069	$79,819

Due to state supplemental payment programs	$13,678	$14,542

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

The following table shows the portion of our Medicaid reimbursements by state attributable to state supplemental payment programs (in thousands):

	Year Ended December 31,
	2018	2017	2016

Illinois	$69,725	$82,152	$80,243
California	28,332	25,121	36,604
Arkansas	8,638	6,789	6,602
New Mexico	4,795	6,403	6,926
Texas	3,304	4,148	2,458
All Other	10,533	11,447	10,940
Reimbursements attributable to state supplemental payment programs, net of expenses	$125,327	$136,060	$143,773

The California Department of Health Care Services implemented the Hospital Quality Assurance Fee (“HQAF”) program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medicaid (“Medi-Cal”) and uninsured patients. Under this program we recognized $25.9 million, $22.0 million and $34.4 million of operating revenues, net of provider taxes, for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in the table above.

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

Under current law, commercial health insurance companies that participate on the health care exchanges (the “Exchanges”), which were established pursuant to the Affordable Care Act, are required to offer a set of minimum coverage benefits and a minimum number of levels of plans that vary depending on the percentage of total premium costs to be paid by the insured individual. Our hospitals participate in the provider networks of various insurers offering plan options on the Exchanges. However, in 2017, the President signed an executive order directing agencies to relax limits on certain health plans, potentially permitting the sale of short-term health insurance plans and coverage that does not meet the Affordable Care Act’s minimum requirements. In addition, several insurers have withdrawn from or limited their participation in the Exchanges, which may threaten the long-term viability of those marketplaces.

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

The Affordable Care Act

The Affordable Care Act, as initially structured, mandated that substantially all U.S. citizens maintain health insurance coverage, while expanding access to coverage through a combination of private sector health insurance reforms and public program expansion. However, there is considerable uncertainty with regard to the future of the Affordable Care Act, as the presidential administration and certain members of Congress have expressed their intent to repeal or make significant changes to the law, its implementation and its interpretation. For example, in 2017, Congress eliminated the financial penalties associated with the individual mandate, effective January 1, 2019. Further, in June 2018, the Department of Labor issued a final rule expanding availability of association health plans, which are not required to cover all of the essential health benefits mandated by the Affordable Care Act. This change may result in individuals purchasing less comprehensive coverage. In addition, several private health insurers have withdrawn from or limited their participation in the Exchanges, and the presidential administration has taken steps, including ending cost-sharing subsidies that were previously available to insurers, which may threaten the long-term viability of those marketplaces. Further, in December 2018, a federal judge in Texas issued a decision finding the Affordable Care Act unconstitutional, Texas v. U.S., N.D. Tex., No. 4:18-cv-00167 (Dec. 14, 2017). While the decision is expected to be appealed, it creates further uncertainty about the future of the law.

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

The fourth phase of the HQAF program expired on December 31, 2016. The California Department of Health Care Services (“DHCS”) submitted the Phase V HQAF program package to CMS on March 30, 2017 for approval of the overall program structure and the fees or provider tax rates for the program period January 1, 2017 through June 30, 2019, and the fee-for-service inpatient and outpatient upper payments limits (“UPL”) for each of the state fiscal years in the period January 1, 2017 through June 30, 2019. CMS issued formal approval of Phase V HQAF on December 15, 2017. The approvals included the inpatient and outpatient fee-for-service supplemental payments and the overall tax structure. The California Hospital Association will work with the DHCS to develop an implementation schedule and update the draft model to reflect the CMS-approved amounts. However, CMS has not yet issued a decision on the managed care components of the Phase V HQAF program and, therefore, the payment amounts in the draft model are preliminary. Furthermore, the supplemental Medi-Cal managed care payments made through the new directed payment mechanism have been estimated using inpatient utilization data publicly reported to the California Office of Statewide Health Planning and Development for the fiscal year ending in 2015. However, in actuality, the directed payments will be made for inpatient and outpatient services provided to in-network patients during the current state fiscal year. Phase V of California’s HQAF program expires on June 30, 2019. Although a state constitutional amendment indefinitely extended the program, CMS is required to approve the next phase of the program, Phase VI, which begins July 1, 2019 and is expected to be 24 to 36 months, but is unknown at this time. The CMS approval process can be lengthy, and we are unable to recognize revenue until CMS approves each phase of the program. We cannot provide any assurances of the amount of revenues our hospitals may receive from or the timing of CMS’ approval of the next phase of the HQAF program, the timing of the related cash flows, or that the program will be approved at all.

Of the total supplemental payments received by all hospitals, our portion represents 0.50%. We are estimating that our net impact over the 30-month period will be $56.8 million. While uncertainties regarding the timing and amount of payments under the HQAF program exist, our estimates of future cash collections at this time, net of any provider taxes, including those related to previous programs, are $22.3 million in 2019, $12.7 million in 2020 and $7.7 million in 2021.

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

According to the Illinois Health and Hospital Association, the total funding available to hospitals under the redesigned program will approximate the old program. However, funding allocations may vary with the updated base year data and other changes in payment methodology. The most recent models provided by the Illinois Health and Hospital Association show our hospital payments being reduced by approximately $7.9 million annually.

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

Federal False Claims Act

The federal False Claims Act (“FCA”) prohibits knowingly making false claims or statements to the U.S. government, including submitting false claims for reimbursement under government programs. The FCA broadly defines the term “knowingly.” Although simple negligence does not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity may constitute “knowingly” submitting a false claim and result in liability. The FCA can be used to prosecute fraud involving issues such as coding errors, billing for services not provided, and submitting false cost reports. Its reach extends to payments involving federal funds in connection with the Exchanges created under the Affordable Care Act. Violations of other statutes, such as the Stark Law and Federal Anti-Kickback Statute, can serve as a basis for liability under the FCA.

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

Federal Anti-Kickback Statute

The Federal Anti-Kickback Statute (“Anti-Kickback Statute”), a subsection of the Social Security Act, makes it a felony to knowingly and willfully offer, pay, solicit, or receive remuneration, directly or indirectly, in order to induce patient referrals or business that is reimbursable under any federal healthcare program. Violations under the Anti-Kickback Statute may result in exclusion from federal healthcare programs and the imposition of criminal and civil fines, including the payment of damages up to three times the total dollar amount involved. The civil monetary penalties are updated annually based on changes to the consumer price index. Further, submission of a claim for services or items generated in violation of the Anti-Kickback Statute constitutes a false claim under the FCA.

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

The OIG has identified the following incentive arrangements as presenting a substantial risk of fraud and abuse, and, if the requisite intent is present, could therefore violate the Anti-Kickback Statute:

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

•	coverage of a physician on the hospital’s group health insurance plan at an inappropriately low cost to the physician;
•	purchases from a physician made by a hospital for goods and services at prices in excess of their fair market value;
•	rental of space to physicians at prices below fair market value; or
•

engaging in relationships with physician-owned entities, often referred to as physician-owned distributorships (“PODs”), which derive revenues from the sale or arrangement for sale of implantable medical devices whereby the physician orders such medical devices and then uses them for their own patients in surgeries or procedures performed at the hospital or other outpatient service facility.

We have a variety of financial arrangements with physicians who refer patients to our hospitals. Physicians own interests in some of our facilities. Physicians may also own our stock. We have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, management agreements and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives include relocation packages, reimbursement for certain direct expenses, income guarantees and, in some cases, loans. Although we strive to comply with the Anti-Kickback Statute, taking into account available guidance from the OIG including the “safe harbor” regulations, we cannot make assurances that the OIG or other regulatory agencies may not view a financial arrangement as a potential violation. If that happens, we could be subject to criminal and civil penalties or may become excluded from eligibility to participate in Medicare, Medicaid, or other government healthcare programs.

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

The Affordable Care Act narrowed the “whole hospital” exception to the Stark Law. Although existing physician investments in a whole hospital may continue under a “grandfather” clause if the arrangement satisfies certain requirements and restrictions, physicians are prohibited from increasing the aggregate percentage of their ownership in the hospital from the percentage that existed as of March 23, 2010. In addition, the Affordable Care Act restricts the ability of existing physician-owned hospitals to expand the aggregate number of operating rooms, procedure rooms, and beds beyond that for which the hospital was licensed as of March 23, 2010. If a physician-owned hospital fails to comply with these regulations, the hospital could be required to repay Medicare payments related to referrals from its physician investors and possibly lose its Medicare provider agreement and be unable to participate in Medicare. Tracking the required elements of the “whole hospital exception” is critical to maintaining these entities in compliance with the Stark Law.

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

Annual cost reports required under the Medicare and some Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. Finalization of these audits often takes several years. Providers can appeal any final determination made in connection with an audit. MS-DRG outlier payments have been and continue to be a subject of CMS audit and adjustment. The OIG is also actively engaged in audits and investigations into alleged abuses of the MS-DRG outlier payment system. For the years ended December 31, 2018, 2017 and 2016, we recorded net favorable (unfavorable) contractual allowance adjustments in net operating revenues of $(0.3) million, $2.0 million and $(5.8) million, respectively, related to previous program reimbursement estimates and final cost report settlements.

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

State Certificate of Need Laws

In some states where we operate hospitals and outpatient service facilities, the construction or expansion of healthcare facilities, the acquisition of healthcare facilities, the transfer or change of ownership related to healthcare facilities and the addition of new licensed beds or healthcare service lines at healthcare facilities may be subject to review, prior approval or notification with a state regulatory agency under a certificate of need (“CON”) program. Such laws are generally in place for the reviewing state regulatory agency to determine the public need for additional or expanded healthcare facilities and services in a specific market. As of December

31, 2018, we operated 19 hospitals in 9 states that have adopted CON programs. See “Item 2. Properties” for a table that denotes the states where we operate hospitals in which CON programs are present. The failure to provide required notification and obtain necessary approval in states having a CON program can result in the inability to expand, acquire or change ownership related to healthcare facilities in a particular market. Violations of these state laws may result in the imposition of civil sanctions or the revocation of a hospital’s licenses.

In addition, some states in which we operate do not require a CON for the purchase, construction or expansion of healthcare facilities or services. Additionally, from time to time, statutes with existing requirements may repeal or limit the scope of the CON programs for future entry. In these cases, our competing healthcare providers could face lower barriers to entry and expansion into certain states where we operate hospitals. As of December 31, 2018, we operated 8 hospitals in 5 states that have not adopted CON programs.

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

Agreements with CHS Related to the Spin-off

In connection with the Spin-off and effective as of April 29, 2016, we entered into certain agreements with CHS that allocated between us and CHS the various assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) that were previously part of CHS. In addition, these agreements govern certain relationships and activities between us and CHS for a definitive period of time after the Spin-off date, as specified by each individual agreement.

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

In addition to the agreements referenced above, we entered into certain transition services agreements and other ancillary agreements with CHS defining agreed upon services to be provided by CHS to certain or all of our hospitals, as determined by each agreement, commencing on the Spin-off date. The agreements generally have terms of five years.

A summary of the major transition services agreements follows:

•

Shared Service Centers Transition Services Agreement. This agreement defines services to be provided by CHS related to billing and collections utilizing CHS shared services centers. Services include, but are not limited to, billing and receivables management, statement processing, denials management, cash posting, patient customer service, and credit balance and other account research. In addition, it provides for patient pre-arrival services, including pre-registration, insurance verification, scheduling and charge estimates. Fees are based on a percentage of cash collections each month.

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

•

Receivables Collection Agreement (“PASI”). This agreement defined services to be provided by CHS’ wholly-owned subsidiary, PASI, which served as a third-party collection agency to us related to accounts receivable collections of both active and bad debt accounts of QHC hospitals, including both receivables that existed as of the Spin-off date and those that occurred during the operating period since the Spin-off date. Services included, but were not limited to, self-pay collections, insurance follow-up, collection letters and calls, payment arrangements, payment posting, dispute resolution and credit balance research. Fees were based on the type of service and were calculated based on a percentage of recoveries. Effective October 1, 2018, by mutual agreement of both companies, each of the parties’ obligations under this transition services agreement to the other were terminated. We replaced the services provided by CHS with external service providers and internal resources.

•

Billing and Collection Agreement (“PPSI”). This agreement defined services to be provided by CHS related to collections of certain accounts receivable generated from our outpatient healthcare services, predominately physician clinics. Services included, but were not limited to, self-pay collections, insurance follow-up, collection letters and calls, payment arrangements, payment posting, dispute resolution and credit balance research. Fees were based on the type of service and were calculated based on a percentage of recoveries. Effective October 1, 2018, by mutual agreement of both companies, each of the parties’ obligations under this transition services agreement to the other were terminated. We replaced the services provided by CHS with external service providers and internal resources.

•

Employee Service Center Agreement. This agreement defines services to be provided by CHS related to payroll processing and human resources information systems (“HRIS”) support. Fees are based on a fixed charge per employee headcount per month.

•

Eligibility Screening Services Agreement. This agreement defined services to be provided by CHS for financial and program criteria screening related to Medicaid or other program eligibility for pure self-pay patients. Fees were based on a fixed charge for each hospital receiving services. Effective June 24, 2018, by mutual agreement of both companies, the employees responsible for screening patients for program eligibility were transferred to QHC, which terminated the obligations of both parties under this transition services agreement.

We recorded total expenses under transition services agreements with CHS following the Spin-off combined with the allocations from CHS for these same services prior to the Spin-off of $51.2 million, $63.5 million and $66.4 million for the years ended December 31, 2018, 2017, and 2016, respectively. CHS initiated arbitration proceedings against us in regard to fees they alleged were due to them under the SSC TSA, and we filed counterclaims for damages related to CHS’s performance of the TSAs and other claims. In January 2019, the arbitration panel issued a final award which resolved our dispute with CHS related to the transition services agreements. For additional information regarding our arbitration with CHS, see “Item 3. Legal Proceedings — Commercial Litigation and Other Lawsuits.”

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

In addition to the above, our Compliance Program includes policies and procedures related to the interpretation and implementation of the HIPAA standards for privacy and security. It also includes procedures specific to claims preparation and submission, including procedures for coding, billing and annual cost reports. It addresses policies related to financial arrangements with physicians and other referral sources, compliance with the FCA, the Anti-Kickback Statute and the Stark Law. The program includes policies specific to our compliance with EMTALA related to the treatment of hospital emergency room patients regardless of their ability to pay. We continuously review our Compliance Program and make necessary updates or changes to be compliant with new laws and regulations or industry standards impacting our business.

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

A material, uncorrected violation of the CIA could lead to our exclusion or disbarment from participation in Medicare, Medicaid and other federal and state healthcare programs. In addition, we are subject to possible civil penalties if we fail to substantially comply with the terms of the CIA, including stipulated penalties ranging from $1,000 to $2,500 per day. We are also subject to a stipulated penalty of $50,000 for each false certification by us or any individual or entity on behalf of us in connection with reports required under the CIA. The CIA increases the amount of information we are required to provide to the federal government regarding our healthcare practices and our compliance with federal regulations. We believe that we are currently operating our business in compliance with the CIA and are unaware of any historical actions on our part that could represent a violation under the terms of the CIA.

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

A portion of our reserves for workers’ compensation and professional and general liability claims included on our balance sheets relates to incurred but not reported claims prior to the Spin-off. These claims were fully indemnified by CHS under the terms of the Separation and Distribution Agreement. As a result, we have a corresponding receivable from CHS related to these claims on our balance sheets. For the years ended December 31, 2018 and 2017, we had total liabilities of $129.0 million and $126.1 million related to insurance for professional and general liabilities and workers’ compensation liability, respectively, of which $68.3 million and $83.4 million, respectively, were the indemnified portions for which we have offsetting receivables from CHS.

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

Employee Health Benefits

We are self-insured for substantially all of the medical benefits of our employees. We maintain a liability for our current estimate of incurred but not reported employee health claims based on historical claims data provided by third-party administrators. The undiscounted reserve for self-insured employee health benefits was $10.4 million and $8.8 million as of December 31, 2018 and 2017, respectively. Expense each period is based on the actual claims received during the period plus any adjustment to the liability for incurred but not reported employee health claims.

Employees and Medical Staff

Employees

As of December 31, 2018, we had approximately 11,600 employees, including approximately 3,000 part-time employees. We are subject to various federal and state laws that regulate wages, hours, benefits and other terms and conditions relating to employment. We maintain a number of different employee benefit plans.

Physicians

Our hospitals are staffed by licensed physicians, including both employed physicians and physicians who are not employees of our hospitals. Our ability to generate revenues from our hospital operations business is impacted by the number, quality and specialty areas of practice of physicians providing healthcare services at our facilities, and additionally the scheduling and admitting of patients by these physicians. As of December 31, 2018, we had approximately 259 employed physicians at our hospitals and affiliated outpatient service facilities. Some physicians provide services in our healthcare facilities pursuant to a contract with us. These contracts generally describe the types of healthcare services that the physician is contracted to perform, establish the duties and obligations of the physician, require certain performance criteria be met by the physician and fix the compensation arrangements for the services performed by the physician. Any licensed physician may apply to be accepted to the medical staff of any of our hospitals, but the hospital’s medical staff and the board of directors of the hospital, in accordance with established credentialing criteria, must approve the physician’s acceptance to the medical staff. Members of the medical staffs of our hospitals often also serve on the medical staffs of other hospitals that we do not own and may terminate their affiliation with one of our hospitals at any time. It is essential to our hospital operations business that we attract an appropriate number of quality physicians in the specialty care service areas required to support our hospital operations business and that we maintain good relationships with our physicians. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain desired specialty care service areas and are affected by the difficulty that physicians can experience in obtaining affordable malpractice insurance.

Unions and Labor Relations

As of December 31, 2018, we had approximately 2,200 employees, including approximately 800 part-time employees, at our seven hospitals represented by labor unions. We consider our employee relations to be good and have not experienced any work stoppages that had a material adverse impact on our business or results of operations.

Availability of Information

We file certain reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. We are an electronic filer, and the SEC maintains an Internet site at www.sec.gov that contains our reports, proxy and information statements and other information we file electronically. Our website is www.quorumhealth.com. We make available free of charge on this website under “Investor Relations — SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and any amendments to such reports filed or furnished as soon as reasonably practicable after we electronically file or furnish such reports to the SEC. We use our website as a channel of distribution for important company information. Important information, including press releases, investor presentations and financial information regarding our company, is routinely posted on or accessible on the Investor Relations subpage of our website, which is accessible by clicking on the tab labeled “Investor Relations” on our website home page. Our website and the information contained therein or linked thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A.Risk Factors

Our company faces a variety of risks. Many of these risks are beyond our control and could cause our actual operating results and financial performance to be materially different from our expectations. Some of these risks are described below, including risks related to our business, the Spin-off, the U.S. healthcare industry, laws and regulations governing our industry, the securities markets and ownership of our common stock. Other risk factors, such as those related to our markets, operations, liquidity and interest rates, are described elsewhere in this Annual Report on Form 10-K, such as in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the events or circumstances described in any of the following risk factors or those contained elsewhere in this Annual Report on Form 10-K occur, our business, results of operations, financial condition or cash flows could be materially and adversely affected, the trading price of our common stock could decline, and our shareholders could lose all or part of their investment. Furthermore, our actual operating and financial results may differ materially from those predicted in any forward-looking statements we make in any public disclosures, including those summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Business and Industry

We have substantial indebtedness, which could adversely affect our ability to refinance our existing indebtedness, raise additional capital, finance operations and capital expenditures, pursue desirable business opportunities or successfully operate our business in the future.

As of December 31, 2018, our total debt, excluding unamortized debt issuance costs and discounts, was $1.2 billion.

Our overall leverage, terms of our financing arrangements and debt service obligations could have important consequences to us, including:

•

limiting our ability to obtain additional financing for working capital and capital expenditures, to fund growth or to fund general corporate purposes, even when necessary for us to maintain adequate liquidity, particularly if any ratings assigned to our debt securities by rating agencies were revised downward;

•	subjecting us to higher levels of indebtedness than our competitors, which may cause a competitive disadvantage and may reduce our flexibility in responding to increased competition;
•

requiring us to dedicate a substantial portion of our operating cash flow to make interest payments on our debt, thereby limiting the availability of our operating cash flow to fund future investments, capital expenditures, working capital, business activities, financial obligations and other general corporate expenditures;

•	limiting our ability to refinance our indebtedness on terms acceptable to us or at all;
•

limiting our flexibility to plan for and adjust to changing business and market conditions in the industry in which we operate, and increasing our vulnerability to adverse economic and industry conditions and governmental regulations; and

•

resulting in the market value of our stock being more volatile, potentially resulting in larger investment gains or losses for our shareholders, than the market value of the common stock of other companies that have a relatively smaller amount of indebtedness.

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

These restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advantage of refinancing or new financing and other corporate opportunities.

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

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. In connection with the Spin-off, on April 29, 2016, we entered into two credit agreements, the Senior Credit Facility and the ABL Credit Facility, that subject us to variable interest rates tied to LIBOR or a base rate. As of December 31, 2018, we had outstanding principal amount of debt, excluding unamortized debt issuance costs and discounts, of $804.8 million subject to variable rates of interest, which included $14.0 million of borrowings outstanding under revolving credit facilities as of December 31, 2018. If the interest rate on our variable rate long-term debt outstanding as of December 31, 2018, after taking into consideration the 1% floor on our Term Loan Facility, was 100 basis points higher for the year ended December 31, 2018, the additional interest expense impacting net income (loss) would have been $8.1 million.

Our financial statements have been prepared under the assumption that we will continue as a going concern.

Management has concluded that there are no conditions or events that raise substantial doubt about our ability to continue as a going concern for the one year period following the issuance of the financial statements for the year ended December 31, 2018. However, we cannot predict with certainty the outcome of our actions. Our ability to fund capital requirements, service our existing debt and comply with our debt covenants will depend on our future operating performance and will be impacted by financial, business, economic, regulatory and other factors. If we do not generate enough cash to pay our debt service obligations or our operating performance does not comply with our amended debt covenants, we may be required to refinance all or part of our existing indebtedness, sell assets, borrow additional money or raise equity. Breach of covenants included in our debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances, would have an adverse effect upon our business and would likely require us to do any or all of the following: seek to renegotiate these debt arrangements with the lenders, seek waivers from the lenders, or seek to raise additional capital and increase revenues. If such negotiations and capital raising attempts proved unsuccessful, we may be required to seek protection from creditors through bankruptcy proceedings.

If we are unable to refine our portfolio to include high-quality, profitable hospitals and outpatient service facilities by completing divestitures or closures that are currently contemplated, our results of operations and financial condition could be adversely affected.

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

Our planned divestiture and closure activities may present financial, managerial, and operational risks. Those risks include retention of key employees in advance of planned divestitures; diversion of management attention from improving existing operations;

additional restructuring charges and the related impact from separating personnel, renegotiating contracts, and restructuring financial and other systems; adverse effects on existing business relationships with patients and third-party payors; and the potential that the collectability of patient accounts receivable retained from any divested hospital may be adversely impacted. Any of these factors could adversely affect our financial condition and results of operations.

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

Our net patient revenues from the Medicare and Medicaid programs, including Medicare and Medicaid managed care plans, were 47.0%, 49.8% and 49.5% for the years ended December 31, 2018, 2017 and 2016, respectively, and were 40.2%, 38.1% and 38.0% from managed care and commercial payors for these respective periods. Healthcare expenditures continue to increase and state governments continue to face budgetary shortfalls. Driven by these financial factors and ongoing health reform efforts, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs, including changes in payment methodologies, reductions in reimbursement payment levels and reductions to payments made to providers under state supplemental payment programs. Some of these changes have already decreased, and could further decrease in the future, the amount of payments we receive for our services.

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

In December 2017, CMS approved Phase V of California’s HQAF program, with a program period of January 1, 2017, through June 30, 2019. The HQAF program provides funding for supplemental payments to hospitals that serve Medi-Cal and uninsured patients. The supplemental payments are funded in part by the federal government. Phase V of California’s HQAF program expires on June 30, 2019. Although a state constitutional amendment indefinitely extended the program, CMS is required to approve the next phase of the program, Phase VI, which begins July 1, 2019 and is expected to be 24 to 36 months, but is unknown at this time. The CMS approval process can be lengthy, and we are unable to recognize revenue until CMS approves each phase of the program. We cannot provide any assurances of the amount of revenues our hospitals may receive from or the timing of CMS’ approval of the next phase of the HQAF program, the timing of the related cash flows, or that the program will be approved at all. In addition, changes to the Medi-Cal program may affect the availability of funding for supplemental payments.

As a result of the increase in reviews of claims filed for Medicare and Medicaid reimbursements, we may experience delayed payments or incur additional costs and may be required to repay amounts already paid to us under these programs.

We are subject to routine post-payment inquiries, investigations and audits of the claims we submit to Medicare and Medicaid for reimbursement for our healthcare services provided to covered patients. The number and parameters of claims subject to these post-payment reviews may increase as a result of federal and state governmental healthcare cost-containment initiatives, including enhanced medical necessity reviews for Medicare patients admitted as inpatients to hospitals for certain procedures. Furthermore, CMS contracts with RACs to perform a post-payment targeted review process that employs data analysis techniques in order to identify Medicare and Medicaid claims most likely to contain overpayments, such as incorrectly coded services, short stay admissions, incorrect payment amounts, non-covered services and duplicate payments. The claims review strategies used by RACs generally include a review of high dollar claims, including inpatient hospital claims. As a result, a large majority of the total payment adjustments determined by RACs relate to hospital claims. In addition, CMS employs MICs to perform post-payment audits of Medicaid claims to identify potential overpayments. State Medicaid agencies and other private third-party contractors have also increased their review activities. Third-party audits or investigations of Medicare or Medicaid claims could result in increases or decreases in our revenues to be recognized in periods subsequent to when the related healthcare services were performed, which could have an adverse effect on our results of operations.

Payment recoveries resulting from post-payment reviews and denials are appealable. However, there are significant delays in the assignment of new Medicare appeals to Administrative Law Judges. According to the Office of Medicare Hearings and Appeals, the average processing time in fiscal year 2018 was over three years. Depending upon the growth of RAC programs and our success in appealing claims, our results of operations and cash flows could be negatively impacted.

A material portion of our revenues are concentrated in a single state which makes us particularly sensitive to regulatory and economic changes in that state.

Our revenues are particularly sensitive to regulatory and economic changes in the state of Illinois where we generate a significant portion of our patient revenues. We currently operate eight hospitals in Illinois, which collectively accounted for 40.8%, 38.2% and 37.0% of our net patient revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Our accounts receivable due from Illinois continue to be delayed due to state budgetary and funding pressures. Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in this state could have an adverse effect on our business, results of operations, financial condition and cash flows. Recently, Illinois announced the 2018 launch of HealthChoice Illinois, an expansion of its Medicaid managed care program to all counties in the state. Changes to the state Medicaid and other governmental payor programs in Illinois, including reductions in reimbursement rates or delays in timing of reimbursement payments, could also have an adverse effect on our business, results of operations, financial condition and cash flows.

We are unable to predict the ultimate impact of healthcare reform initiatives, including changes to the Affordable Care Act, and our business may be adversely affected if the Affordable Care Act is repealed entirely or if provisions benefitting our operations are significantly modified.

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

The Trump administration and certain members of Congress have stated their intent to repeal or make significant changes to the Affordable Care Act, its implementation and/or its interpretation. For example, in 2017, Congress eliminated the financial penalty associated with the individual mandate, effective January 1, 2019, which may result in fewer individuals electing to purchase health insurance. In addition, a presidential executive order has been signed that directs agencies to minimize “economic and regulatory burdens” of the Affordable Care Act. CMS administrators have indicated that they intend to grant states additional flexibility in the administration of state Medicaid programs, including by expanding the scope of waivers under which states may impose different eligibility or enrollment restrictions or otherwise implement programs that vary from federal standards. There is uncertainty regarding whether, when, and how the Affordable Care Act will be further changed, what alternative provisions, if any, will be enacted, the timing of enactment and implementation of alternative provisions, and the impact of alternative provisions on providers as well as other healthcare industry participants. Further, Congress could eliminate or alter provisions beneficial to us while leaving in place provisions reducing our reimbursement. In addition, in December 2018, a federal judge in Texas issued a decision finding the Affordable Care Act unconstitutional, Texas v. U.S., N.D. Tex., No. 4:18-cv-00167 (Dec. 14, 2017). While the decision is expected to be appealed, it creates further uncertainty about the future of the law. Efforts to repeal or change the Affordable Care Act or implement other initiatives intended to reform healthcare delivery and financial systems may have an adverse effect on our business, results of operations, cash flow, capital resources and liquidity.

Further, several new start-up companies have entered the growing healthcare technology sector, which is expected to grow to approximately $280 billion by 2021, according to MarketsandMarkets Private Research Ltd. This emerging sector aims to fundamentally change how healthcare is financed and delivered and has started to work with large employers and private payors to implement reforms to private health insurance. Larger technology companies, such as Amazon and Alphabet's Google unit, also have demonstrated interest in this sector through the establishment of joint ventures with emerging companies. At this time, we are unable to predict the nature and success of these private initiatives, but they may have an adverse effect on our business, results of operations, cash flows, liquidity or capital resources.

If we experience growth in self-pay revenues, or if we experience deterioration in the collectability of patient responsibility accounts, our results of operations, financial condition and cash flows could be adversely affected.

The primary uncertainty in collectability of our revenues relates to uninsured patients and the patient financial responsibility portion of payments due from insured patients. Collections on self-pay account balances are impacted by the economic ability of patients to pay, the effectiveness of CHS’ collection efforts pursuant to our transition services agreements with them, the effectiveness of our third-party collection agencies and our own collection efforts. Significant changes in payor mix, centralized business office operations, in-market or overall U.S. economic conditions, or new and changing laws and regulations related to federal and state governmental healthcare coverage, among other things, could adversely impact our estimates of accounts receivable collectability. See “Item 1. Business — Agreements with CHS Related to the Spin-off” for additional information on the transition services agreements.

Moreover, we may be adversely affected by growth in the patient financial responsibility portion of payments for services or other conditions or restrictions associated with governmental and non-governmental healthcare plans and programs. Individuals are increasingly using healthcare savings accounts and participating in more narrow or tiered network programs. Our ability to improve collections of our patient accounts (as well as the ability of those collecting patient accounts on our behalf) may be limited by statutory, regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients. In addition, a deterioration of economic conditions in the United States could lead to higher levels of uninsured patients, result in higher levels of patients covered by lower-paying governmental programs, result in fiscal uncertainties related to both governmental and non-governmental payors and could limit the economic ability of patients to make payments for which they are responsible. If we experience growth in self-pay revenues volume or deterioration in collectability of patient accounts, our results of operations, financial condition and cash flows could be adversely affected.

In recent years, we have experienced increasing numbers of individuals covered by Medicaid or commercial insurance plans primarily due to the insurance expansion provisions of the Affordable Care Act. However, efforts to repeal or revise the Affordable Care Act have caused uncertainty with regard to the future of this statute and its effects on the size of the uninsured population of U.S. citizens. In 2017, Congress eliminated the financial penalty associated with the individual mandate, effective January 1, 2019. There is also uncertainty regarding the number and identity of states that will ultimately expand their Medicaid programs, and on what terms. These factors, among others, make it difficult to predict changes to the percentage of our revenues comprised of self-pay revenues.

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

Our ability to effectively compete for patients is impacted by commercial and managed care payor programs that influence patient choice related to both physicians and hospitals by offering health insurance plans that restrict patient choice of provider. For example, plans with narrow network structures restrict the number of participating in-network provider plans, and tiered network structures impose higher cost-sharing obligations on patients that obtain services from providers in a disfavored tier. If we are unable to participate in plan networks or favorable tiers or are otherwise unable to retain or maintain favorable contracts with health plans, our patient volumes may decrease and our revenues may be reduced. In addition, healthcare industry participants are increasingly pursuing alignment initiatives, such as the acquisition of Aetna by CVS Health. Integration among insurers and providers and cost-reduction strategies by large employer groups and their affiliates may shift costs, accelerate further change, and impact our ability to compete in ways that are difficult to predict.

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

Our operations are capital intensive and require significant investment in long-lived assets, including property, equipment, software and other long-lived intangible assets. If one of our hospitals or other healthcare facilities experiences declining operating results or is adversely impacted by one or more of the risk factors related to our business, we may not be able to recover the carrying value of those assets through our future operating cash flows. On an ongoing basis, we evaluate whether changes in future undiscounted cash flows reflect any potential impairment in the fair value of our long-lived assets. For the years ended December 31, 2018, 2017 and 2016, we recorded impairment of $77.1 million, $45.4 million and $166.9 million because of declining operating results and projections of future cash flows at certain of our hospitals. See Note 3 — Impairment of Long-Lived Assets and Goodwill in the accompanying financial statements.

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

For the years ended December 31, 2017 and 2016 we recorded $1.9 million and $5.0 million, respectively, of impairment to goodwill related to certain hospitals we intended for divestiture. In addition, for the year ended December 31, 2016, we recorded $120.0 million of goodwill impairment resulting from a step two goodwill impairment evaluation of our hospitals operations reporting unit as a result of certain indicators of impairment. The primary indicators were our declining market capitalization, as compared to the carrying value of equity, and a decrease in estimated future earnings.

If we fail to improve the financial and operating performance of our existing hospitals, we may be unable to achieve our growth strategy.

Some of our existing hospitals are experiencing lower operating margins than other hospitals in our portfolio and we may occasionally experience delays in improving the operating margins of our existing hospitals. In the future, if we are unable to improve the operating margins of these existing hospitals or operate them profitably we may be unable to achieve our growth strategy. To the extent that our operating margins were to decline as a result of financial and operating performance at our hospitals, we could be unable to comply with the covenants contained in our credit agreements or be limited or precluded from obtaining future borrowings by the terms of our credit agreements and the indenture governing our Senior Notes.

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

We have outsourced to CHS, through various transition services agreements, certain services including, among others, services related to billing, accounts receivable collections and other revenue management services and support, as well as information technology, payroll processing and other human resources functions. We take steps to monitor and regulate the performance of any parties in which we delegate services; however, the transition services agreements with CHS were executed in connection with the Spin-off, based upon certain business and financial assumptions. To the extent that any of the transition services agreements are determined not to benefit us in their current form, our ability to renegotiate, rescind or reform any or all of the agreements may be limited or non-existent, and our business could be adversely affected.

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

In connection with the Spin-off, we renegotiated and entered into a separate participation agreement with the group purchasing organization (“GPO”) that we used prior to the Spin-off date. GPOs attempt to obtain favorable pricing on medical supplies and drugs with manufacturers and vendors, sometimes by negotiating exclusive supply arrangements in exchange for discounts. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs than anticipated for our medical supplies obtained through the GPO. Also, there can be no assurance that our arrangement with the GPO will provide the expected discounts on a long-term basis. Furthermore, costs of medical supplies and drugs may continue to increase due to market pressure from pharmaceutical companies and new product and drug releases. Higher costs could cause our operating results to be adversely affected.

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

Our inability to recruit and retain quality physicians could adversely impact our performance.

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

As of December 31, 2018, we had approximately 2,200 employees, including approximately 800 part-time employees, at our seven hospitals represented by labor unions. Increased or ongoing labor union activity is another factor that could adversely affect our labor costs or otherwise adversely impact us. To the extent a significant portion of our employee base unionizes, our labor costs could increase significantly. In addition, when negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is the possibility that strikes could occur during the negotiation process, and our continued operations during any strike periods could increase our labor costs and otherwise adversely impact our business and results of operations.

If our labor costs increase, we may not be able to raise the payment rates for our healthcare services to offset these increased costs. A significant portion of our revenues are subject to fixed reimbursement rates, which constrains our ability to pass along the impact of these increased costs to the patient or other third-party payors. In the event we are not effective at recruiting and retaining qualified hospital management, nurses and other medical staff, or we are unable to control our labor costs in relation to certain events and circumstances, the increase in our labor costs could have an adverse effect on our results of operations.

Significant fluctuations and volatility in cost, such as labor, medical supply and drug costs, may have an adverse effect on our business, results of operations, financial condition and cash flows.

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

Our hospitals and other healthcare facilities may be negatively impacted by severe weather, earthquakes, power outages and other factors beyond our control, which could restrict patient access to care or cause one or more of our facilities to close temporarily.

The results of operations of our hospitals and outpatient service facilities may be adversely impacted by severe weather conditions, including hurricanes and widespread winter storms or earthquakes, power outages or other factors beyond our control that could cause disruption to patient scheduling or displacement of our patients, employees, physicians and clinical staff, and may force certain of our facilities to close temporarily. In certain geographic areas, we have a concentration of hospitals and outpatient service facilities that may be simultaneously affected by adverse weather conditions or other events. These types of disruptions could have an adverse effect on our business, results of operations, financial condition and cash flows.

If our adoption and utilization of electronic health record systems fails to satisfy CMS standards, our results of operations could be adversely affected.

Under the HITECH Act, MACRA and other laws, HHS has established Medicare and Medicaid incentive programs to encourage hospitals and healthcare professionals to adopt EHR technology. Eligible hospitals can receive Medicaid incentive payments for their adoption and meaningful use of certified EHR technology; Medicare incentive payments are no longer available because under MACRA the Medicare EHR incentive program was transitioned to become one of the four components of the Merit-Based Incentive Payment System (MIPS) under the Quality Payment Program (QPP). Under the QPP, eligible healthcare professionals are also subject to positive or negative payment adjustments based, in part, on their use of EHR technology. If our hospitals and healthcare professionals are unable to properly adopt, maintain, and utilize certified EHR technology, we will not be eligible to receive incentive payments under the Medicaid EHR incentive program (also known as the “Promoting Interoperability Program”), and we could be subject to negative payment adjustments under the QPP that may have an adverse effect on our results of operations.

If there are delays in regulatory updates by governmental agencies to federal and state healthcare programs, we may experience increased volatility in our operating results as such delays may result in a timing difference between when such program revenues are earned and when they become known or estimable for purposes of accounting recognition.

Our net patient revenues from the Medicare and Medicaid programs, including Medicare and Medicaid managed care plans, were 47.0%, 49.8% and 49.5% for the years ended December 31, 2018, 2017 and 2016, respectively. The reimbursement payments related to these programs are subject to ongoing legislative and regulatory changes that can have a significant impact on our operating results. When delays occur in the passage of legislation, funding authorizations or the implementation of regulations, we could experience material increases or decreases in our revenues to be recognized in periods subsequent to when the related healthcare services were performed. For the years ended December 31, 2018, 2017 and 2016, we recorded net favorable (unfavorable) contractual allowance adjustments in net operating revenues of $(0.3) million, $2.0 million and $(5.8) million, respectively, related to previous program reimbursement estimates and final cost report settlements. The volatility in the timing of recognition of adjustments to reimbursement payments under these programs could have an adverse effect on our results of operations, financial position and cash flows.

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

The U.S. healthcare industry is governed by extensive laws and regulations at the federal, state and local government levels. These laws and regulations include standards that address, among other issues, the following:

•	the adequacy of medical care, equipment, personnel, and operating policies and procedures;
•	billing and coding for services;
•	proper handling of overpayments;
•	classification of levels of care provided;
•	preparing and filing of cost reports;
•	relationships with referral sources and referral recipients;
•	corporate practice of medicine and fee-splitting;
•	maintenance of adequate records;
•	compliance with building codes;
•	environmental protection;
•	privacy and security; and
•	debt collection and communications with patients and consumers.

Examples of these laws include, but are not limited to, HIPAA, the Stark Law, the Anti-Kickback Statute, the False Claims Act, EMTALA and similar state laws. These laws are applicable to financial arrangements we have with physicians and other health care providers who refer patients to our hospitals, employed physicians and other health care services. The laws are quite complex and subject to varying interpretations.

The federal Anti-Kickback Statute makes it a crime to knowingly and willfully offer to pay, solicit or receive any remuneration to induce referrals for services covered by a federal health care program, or to induce a person to arrange for or recommend the purchase, lease or order of a service or item covered by a federal health care program. Because of the broad scope of the Anti-Kickback Statute, the OIG has enacted a number of safe harbor regulations that outline practices deemed protected from prosecution under the Anti-Kickback Statute. While we strive to comply with applicable safe harbors wherever possible, the safe harbors are narrowly tailored and certain arrangements, including joint ventures and other financial relationships with physicians and referrals sources, are not able to fit squarely within a safe harbor. Failure to qualify for a safe harbor, however, does not necessarily mean that that the Anti-Kickback Statute is violated or that an arrangement is illegal. Instead, the arrangement is measured against the statutory prohibition, which precludes, among other things, payments to induce, or in return, for referrals. Nevertheless, absent compliance with a safe harbor, we cannot guarantee that an arrangement would not be found to implicate the Anti-Kickback Statute.

In addition, our financial relationships with referring physicians and their immediate family members must comply with the Stark law. Under the Stark Law, a broad prohibition is created and, unless the parties qualify for an exception, the referral and submission of claims for services provided pursuant to the referral is prohibited. While we attempt to structure all financial relationships with physicians and physician organizations to comply with an exception to the Stark law, the regulations implementing the exceptions are detailed and subject to varying interpretations. Therefore, we cannot provide a guarantee that every financial relationship with a physician complies fully with the Stark law. Unlike the Anti-Kickback Statute, the Stark law is not an intent-based stated and, therefore, even an inadvertent or technical non-compliance may lead to a violation.

One category of arrangements subject to the Stark law is physician-owned hospitals. We have three hospitals with physician ownership and, therefore, we must meet all requirements of the applicable exception to the Stark law known as the “whole hospital" exception. The exception generally permits a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, rather than holding an ownership interest in a department of the hospital, if all requirements of the exception are met. Changes were made to the Stark law as part of the Affordable Care Act that narrowed the applicability of the “whole hospital” exception to the Stark Law for new and existing physician-owned hospitals. As a result, the Stark law provided a “grandfathering” of existing physician ownership in hospitals if certain requirements continued to be met and the physicians did not increase the aggregate percentage of ownership in the hospitals. The physician-owned hospitals are subject to a prohibition of expansion of the facility capacity beyond the aggregate number of operating rooms, procedure rooms and beds for which the hospital was licensed as of March 23, 2010. The whole hospital exception also contains additional disclosure requirements that the hospital and physician owners must make to patients related to their ownership interests. If a physician-owned hospital fails to comply with these regulations, the hospital could be required to repay Medicare payments related to tainted referrals and could possibly lose its Medicare provider agreement. Tracking the required elements of the “whole hospital exception” is critical to maintaining these entities in compliance with the Stark law.

The Civil False Claims Act (“FCA”) generally prohibits the knowing filing of a false or fraudulent claim for payment to the United States or the knowing use of a false record or statement to obtain payment from the United States or a conspiracy to defraud the United States by getting a false or fraudulent claim allowed or paid. If we violate the Anti-Kickback Statute or Stark law, or if we improperly bill for our services, we may be found to be in violation of the FCA. Under the FCA a suit can be brought by the government, or by a private person under a qui tam, or "whistleblower" action on behalf of the government.

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

Material, uncorrected violations of the CIA could lead to our exclusion or disbarment from participation in Medicare, Medicaid and other federal and state healthcare programs and subject us to repayment obligations. In addition, we are subject to possible civil penalties for failure to substantially comply with the terms of the CIA, including stipulated penalties ranging between $1,000 and $2,500 per day. We are also subject to a stipulated penalty of $50,000 for each false certification made by us or on our behalf, pursuant to the reporting provisions of the CIA. The CIA increases the amount of information we must provide to the federal government regarding our practices at our healthcare facilities and our compliance with federal regulations. The reports we provide in connection with the CIA could result in greater scrutiny by other regulatory agencies.

We may be adversely affected by consolidation among health insurers and other industry participants.

In recent years, a number of private health insurers have merged or increased efforts to consolidate with other non-governmental payors. Insurers are also increasingly pursuing alignment initiatives with healthcare providers, such as the acquisition of Aetna by CVS. Consolidation within the health insurance industry may result in insurers having increased negotiating leverage and competitive advantages, such as greater access to performance and pricing data. In addition, the trend within the U.S. healthcare industry toward value-based purchasing programs could be accelerated if the large private health insurance companies, including those engaging in consolidation activity, find these programs to be financially beneficial. Other industry participants, such as large employer groups and their affiliates, may intensify competitive pressure and affect the industry in ways that are difficult to predict. We cannot predict whether we will be able to negotiate favorable terms and otherwise respond effectively to the impact of increased consolidation within the payor industry or vertical integration efforts.

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

The operation of our information systems is essential to a number of critical areas of our operations, including (i) accounting and financial reporting; (ii) billing and collecting accounts; (iii) coding and compliance; (iv) medical records and document storage; and (v) clinical systems.

In general, information systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, human acts and natural disasters. In addition, our business is at risk from and may be impacted by information security incidents, including ransomware, malware, and other electronic security events. Such incidents can range from individual attempts to gain unauthorized access to information technology systems to more sophisticated security threats. These events can also result from internal compromises, such as human error or malicious acts. These events can occur on our systems or on the systems of our partners and subcontractors.

We entered into various transition services agreements with CHS that define agreed upon services to be provided by CHS to us. The transition services agreements generally have terms of five years and include, among others, services related to information technology, payroll processing, certain human resources functions, billing, collections and other revenue management services. The majority of our information systems are managed by CHS under the terms of these agreements.

We believe that CHS takes precautionary measures to prevent problems that could affect our business operations as a result of failure or disruption to their information systems. However, there is no guarantee such efforts will be successful in preventing a disruption, and it is possible that we may be impacted by information system failures. The occurrence of any information system failures could result in interruptions, delays, loss or corruption of data and cessations or interruptions in the availability of these systems. All of these events or circumstances, among others, could have an adverse effect on our business, results of operations, financial position and cash flows, and they could harm our business reputation.

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

We rely extensively on our computer systems and those of our third-party vendors to collect, store and manage clinical and financial data on our networks and devices, to communicate with our patients, payors, vendors and other third parties, and to summarize and analyze our operating results. Our networks and devices store sensitive information, including intellectual property, proprietary business information and personally identifiable information of our patients and employees. As a result, cyber-security and the continued development and enhancement of our controls, process and practices designed to protect our information systems and data from attack, damage or unauthorized access remain a priority for us. Our ability to recover from a ransomware, phishing, social engineering, hacking or other cyber-attack is dependent on these practices, including successful backup systems and other recovery procedures. We have made significant investments in technology to protect our systems and information from cyber-security risks. In partnership with CHS, our third-party vendor, we have implemented security measures to protect the confidentiality, integrity and availability of our data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. While we employ a number of measures to prevent, detect, and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber event.

In particular, despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against our and our third-party vendor’s information systems and devices create risks of cybersecurity incidents. These risks include ransomware, malware, and other electronic security events and the resulting damage. Such incidents can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. They can also result from internal compromises, such as human error or malicious acts. Breaches of personal information can result from deliberate attacks or unintentional events. There can be no assurance that we, or our third-party vendors including CHS, will not be subject to cyber-attacks or security breaches in the future. Such attacks or breaches could impact the integrity, availability or privacy of protected patient medical data or other information subject to privacy laws, or they could disrupt our information technology systems, medical devices or business, including our ability to provide various healthcare services. Additionally, growing cyber-security threats related to the use of ransomware, phishing and other malicious software threaten the access to, availability of, and utilization of critical information technology and data.

As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. In addition, the healthcare industry is currently experiencing increased attention on compliance with regulations designed to safeguard protected health information and mitigate cyber-attacks on entities. There continues to be an increased level of attention focused on cyber-attacks on healthcare providers because of the vast amount of personally identifiable information these organizations possess. Most healthcare providers, including all who accept Medicare and Medicaid, must comply with the Health Insurance Portability and Accountability Act, or HIPAA, regulations regarding the privacy and security of protected health information. States also maintain laws focused in this area. The HIPAA regulations impose extensive administrative requirements with regard to how protected health information may be used and disclosed. Further, the regulations include extensive and complex provisions which require us to establish reasonable and appropriate administrative, technical and physical safeguards to ensure the confidentiality, integrity and availability of protected health information maintained in electronic format. We must safeguard protected health information against reasonably anticipated threats or hazards to the information.

We are obligated under HIPAA and state law to notify individuals and the government if personal information is compromised. In addition, the Secretary of HHS is required to perform periodic audits to ensure covered entities (and their business associates, as that term is defined under HIPAA) comply with the applicable HIPAA requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action. Further, in addition to activities by federal regulators, state attorneys general are also engaged in enforcement activities with respect to information security breaches.

Violations of these various privacy and security laws can result in significant civil monetary penalties, as well as the potential for criminal penalties. In addition to state data breach notification requirements, HIPAA authorizes state attorneys general to bring civil actions on behalf of affected state residents against entities that violate HIPAA’s privacy and security regulations. These penalties could be in addition to other penalties assessed by a state for a breach which would be considered reportable under the state’s data breach notification laws. Further, there are significant costs associated with a breach, including investigation costs, remediation and mitigation costs, notification costs, attorney fees, and the potential for reputational harm and lost revenues due to a loss in confidence in the provider. We cannot predict the costs to comply with these laws or the costs associated with a potential breach of protected health information, which could have a material adverse effect on our business, results of operations, financial position and cash flows, and our business reputation.

If we are subject to cyber-attacks or security breaches in the future, this could also result in harm to patients; business interruptions and delays; the loss, misappropriation, corruption or unauthorized access of data; litigation and potential liability under privacy, security and consumer protection laws or other applicable laws; reputational damage and federal and state governmental inquiries, any of which could have an adverse effect on our business, results of operations, financial position and cash flows.

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

We are subject to extensive tax liabilities, including federal and state taxes such as income, excise, sales/use, payroll, franchise, withholding, and ad valorem taxes. Changes in tax laws or their interpretations could decrease the amount of revenues we receive, the value of any tax loss carryforwards and tax credits recorded on our balance sheet and the amount of our cash flow, and have a material adverse impact on our business, financial condition and results of operations. Some of our tax liabilities are subject to periodic audits by the respective taxing authority which could increase our tax liabilities. If we are required to pay additional taxes, our costs would increase and our net income would be reduced, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Spin-Off and Our Operations as an Independent Publicly Traded Company

The utilization of our federal income tax loss carryforwards may be subject to certain limitations.

As of December 31, 2018, we had a federal net operating loss (“NOL”) carryforward of approximately $224 million on a pre-tax basis available to offset future taxable income and have recorded a full valuation allowance on these federal NOL carryforwards. Any NOL arising in a taxable year ending before January 1, 2018 may only be carried forward for 20 taxable years following the taxable year of such loss. The Company has $163 million of NOLs that were created before January 1, 2018. Any NOL arising in a taxable year ending on or after January 1, 2018 can be carried forward indefinitely. In addition, any NOL deduction with respect to an NOL arising in a taxable year beginning after December 31, 2017 is limited to 80% of our taxable income, computed without regard to the NOL deduction, in the year in which the deduction is taken. The Company has $61 million of NOLs for the 2018 tax year.

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

As of December 31, 2018, we had state income tax loss carryforwards of approximately $820 million. We expect to be able to realize a small amount of our NOL carryforwards in certain states. In other states where we hope to improve our financial performance through selective profitable acquisitions of hospitals or, when needed, the divestiture of underperforming hospitals, we cannot make assurances that we will be able to fully realize the tax benefit associated with these state NOL carryforwards. As a result, we have recorded a valuation allowance to offset all or a portion of the deferred tax asset created by the NOL carryforwards in those states. We could be required to record additional valuation allowance related to our state NOL carryforwards based upon our operating results in the future, which could adversely impact our results of operations.

The utilization of our interest expense carryforward as calculated under the Tax Act could be limited in the future.

The Company generated an estimated $91 million of disallowed interest expense as calculated under the new interest expense limitation provisions defined in the Tax Cuts and Jobs Act signed into law on December 22, 2017. This disallowed amount creates a deferred tax asset that can be carried forward indefinitely. However, due to the Company’s significant amount of third party debt, we may not be able to deduct this carryforward in future tax years until the Company reduces its third party debt, generates significant amounts of income, or there is a change in the tax law.

The Spin-off may expose us to potential liabilities arising out of state fraudulent conveyance laws and legal distribution requirements.

The Spin-off could be challenged under various state fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim that the Spin-off left CHS insolvent or with unreasonably small capital or that CHS intended or believed it would incur debts beyond its ability to pay such debts as they mature and that CHS did not receive fair consideration or reasonably equivalent value in the Spin-off. If a court were to agree with such a plaintiff that the Spin-off was a fraudulent transfer, then such court could impose a number of different remedies, including without limitation, avoidance of the transfer, an attachment or other provisional remedy against the asset transferred, an injunction against further disposition by the debtor or a transferee, or both, of the asset transferred, or any other relief the circumstances may require.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

Corporate Office

Our corporate office is located in Brentwood, Tennessee, which is a suburb of Nashville, and our address is 1573 Mallory Lane, Brentwood, TN 37027. We occupy one building that consists of approximately 87,000 square feet of leased office space. QHR, our hospital management advisory and healthcare consulting services business, is also located in the same building. We account for the corporate office lease as a capital lease obligation. The term of the lease, including options to extend the lease term, expires in 2038.

Hospitals

A summary of information about our hospitals as of December 31, 2018 follows:

State / Hospital	City	Licensed Beds (1)	Ownership Type

Alabama (11)
DeKalb Regional Medical Center (12) (13)	Fort Payne	134	Owned
Arkansas (11)
Forrest City Medical Center (12) (13)	Forrest City	118	Leased	(2)
Helena Regional Medical Center (12) (13)	Helena	155	Leased	(3)
California
Barstow Community Hospital (12) (13)	Barstow	30	Owned
Watsonville Community Hospital	Watsonville	106	Owned
Georgia (11)
Fannin Regional Hospital (12)	Blue Ridge	50	Joint Venture	(4)
Illinois (11)
Union County Hospital (5) (12)	Anna	25	Leased	(6)
MetroSouth Medical Center	Blue Island	314	Owned
Galesburg Cottage Hospital (12)	Galesburg	143	Owned
Gateway Regional Medical Center	Granite City	338	Owned
Heartland Regional Medical Center	Marion	106	Owned
Crossroads Community Hospital	Mt. Vernon	47	Owned
Red Bud Regional Hospital (5) (12)	Red Bud	25	Owned
Vista Medical Center East	Waukegan	228	Owned
Kentucky (11)
Kentucky River Medical Center (12) (13)	Jackson	55	Leased	(7)
Three Rivers Medical Center (12) (13)	Louisa	90	Owned
Paul B. Hall Regional Medical Center (12)	Paintsville	72	Joint Venture	(8)
Nevada (11)
Mesa View Regional Hospital (5) (12)	Mesquite	25	Owned
New Mexico
Mimbres Memorial Hospital (5) (12)	Deming	25	Owned
Alta Vista Regional Hospital (12) (13)	Las Vegas	54	Owned
North Carolina (11)
Martin General Hospital (12)	Williamston	49	Leased	(9)
Oregon (11)
McKenzie - Willamette Medical Center	Springfield	113	Joint Venture	(10)

State / Hospital	City	Licensed Beds (1)	Ownership Type

Tennessee (11)
Henderson County Community Hospital (12)	Lexington	45	Owned
Texas
Big Bend Regional Medical Center (5) (12)	Alpine	25	Owned
Scenic Mountain Medical Center (12) (13)	Big Spring	146	Owned
Utah
Mountain West Medical Center (12)	Tooele	44	Owned
Wyoming
Evanston Regional Hospital (12) (13)	Evanston	42	Owned
Total number of licensed beds at December 31, 2018		2,604
Total number of hospitals at December 31, 2018		27
(1)	Licensed beds are defined as the number of beds for which the appropriate state agency licenses a hospital, regardless of whether the beds are actually available for patient use.
(2)	Prepaid lease expiring on February 28, 2046.
(3)	Prepaid lease expiring on January 1, 2025.
(4)	We hold a 98.21% majority ownership, as determined on December 31, 2018.
(5)	Designated by CMS as a critical access hospital.
(6)	Prepaid lease expiring on October 31, 2036.
(7)	Operating lease obligation expiring on June 30, 2022.
(8)	We hold a 97.08% majority ownership, as determined on December 31, 2018.
(9)	Prepaid lease expiring on October 31, 2028.
(10)	We hold a 92.24% majority ownership, as determined on December 31, 2018.
(11)	Represents a state with CON laws.
(12)	Represents sole community provider hospital, which is defined as the sole community provider within the county our hospital resides.
(13)	Represents a hospital considered a sole community hospital, as defined by Medicare regulations.

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

We have included a discussion of specific legal proceedings below, some of which may not be required to be disclosed in this Part I, Item 3 under SEC rules due to the nature of our business; however, we believe that the discussion of these legal matters may provide useful information to security holders or the other readers of this Annual Report on Form 10-K. The proceedings discussed below do not include claims and lawsuits covered by professional and general liability or employment practices insurance and risk retention programs. The legal matters referenced below are also discussed in Note 18 — Commitments and Contingencies in the accompanying financial statements.

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

Commercial Litigation and Other Lawsuits

•

Arbitration with Community Health Systems, Inc. On August 4, 2017, we received a demand for arbitration from CHS seeking payment of certain amounts that we have withheld pursuant to the Shared Service Centers Transition Services Agreement (the “SSC TSA”) and the Computer and Data Processing Transition Services Agreement (the “IT TSA”). CHS sought payment of approximately $12.1 million relating to these two transition services agreements. We contested the charges as not payable to CHS under the transition services agreements and made counterclaims that included, among other things, termination of the SSC TSA, a ruling that the IT TSA was terminable at our option, and substantial damages we believed that we had suffered as a result of the transition services agreements and other actions taken by CHS in connection with the Spin-off. Additionally, on March 19, 2018, we received notice from CHS that CHS sought to terminate, effective September 30, 2018, the SSC TSA and the IT TSA and to impose a September 30, 2018 deadline for completion of the transition services under the SSC TSA and IT TSA, as a result of alleged breaches by the Company of the agreements. The notice from CHS also provided an indication of CHS’s preference to terminate the Receivables Collection Agreement, the Eligibility Screening Services Agreement, and the Billing and Collection Agreement. We amended our counterclaims to include allegations that CHS’s attempt to terminate the SSC TSA and IT TSA and to impose a September 30, 2018 deadline for completing the transition of services under those contracts violated the terms of the contracts and was invalid and without effect. The validity and effectiveness of CHS’s attempt to terminate the SSC TSA and IT TSA and to impose a September 30, 2018 deadline was litigated during the course of arbitration proceedings held in late June 2018. After hearing testimony regarding the termination issues, the arbitration panel ruled that each of the SSC TSA and IT TSA will continue in effect according to their original terms through 2021, subject to any agreement by the parties to terminate the SSC TSA and the IT TSA at an earlier time. The panel ordered that, after the date of the ruling, we would prospectively pay the amounts invoiced under the TSAs as billed, but deferred ruling on the parties’ economic claims related to the TSAs. The arbitration reconvened October 1, 2018 with QHC presenting our counter-claims and defenses that certain amounts were not payable to CHS. The arbitration concluded October 9, 2018. The panel issued its final arbitration award on January 3, 2019. In connection with the SSC TSA payment dispute, the panel determined that CHS was not entitled to have charged the disputed fees under that agreement, and thus that (i) we were entitled to retain the approximately $9.3 million previously withheld by us, and (ii) CHS was required to pay back the approximately $2.1 million paid by us under the SSC TSA since the panel’s June 2018 order. We will not be required to pay such overcharged amounts under the SSC TSA in the future. In connection with the IT TSA payment dispute, the panel determined that CHS’s fees under the IT TSA were proper. We must pay the approximately $1.5 million previously withheld under that agreement, and we will continue to pay such amounts under the IT TSA in the future. The panel’s June 2018 ruling that CHS is not entitled to terminate the SSC and IT TSAs remains in effect. The panel denied our other affirmative claims against CHS.

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

Corporate Integrity Agreement

On August 4, 2014, CHS became subject to the terms of a five-year CIA with the OIG arising from a civil settlement with the U.S. Department of Justice, other federal agencies and identified relators that concluded previously announced investigations and litigation related to short stay admissions through emergency departments at certain of their affiliated hospitals. The OIG has required us to be bound by the terms of the CHS CIA commencing on the Spin-off date and applying to us for the remainder of the five-year compliance term required of CHS, which terminates on August 4, 2019. We believe that we are currently operating our business in compliance with the CIA and are unaware of any historical actions on our part that could represent a violation under the terms of the CIA. For further details on this agreement see “Item 1. Business — Corporate Integrity Agreement.”

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the NYSE under the symbol “QHC”.

Stockholders

As of March 6, 2019, there were 156 holders of record of shares of our common stock.

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

Recent Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth certain information with respect to purchases made by us of our own common stock during the three months ended December 31, 2018:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Weighted-	as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased (1)	Paid per Share	or Programs	or Programs

October 1, 2018 - October 31, 2018	4,141	$4.05	—	—
November 1, 2018 - November 30, 2018	2,096	5.35	—	—
December 1, 2018 - December 31, 2018	—	—	—	—
Total	6,237	4.49	—	—
(1)	Includes shares acquired by us of our own common stock in connection with the satisfaction of tax withholding obligations on vested restricted stock.

Item 6.Selected Financial Data

We have set forth in the tables below selected financial data that has been derived from our audited consolidated and combined financial statements as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. These financial statements may not necessarily be indicative of our results of operations, financial position and cash flows that would have occurred if we operated on a stand-alone basis during the entirety of the periods presented herein.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014

Statements of income data:
Operating revenues		$2,327,655	$2,419,053	$2,445,858	$2,410,002
Provision for bad debts (1)		255,485	280,586	258,520	264,502
Net operating revenues (1)	$1,878,589	2,072,170	2,138,467	2,187,338	2,145,500
Operating costs and expenses:
Salaries and benefits	929,937	1,034,797	1,057,119	1,016,696	1,012,618
Supplies	213,746	250,523	258,639	249,792	244,590
Other operating expenses	575,033	623,063	645,802	634,233	619,808
Depreciation and amortization	67,994	82,155	117,288	128,001	127,593
Rent	47,029	50,230	49,883	48,729	48,319
Electronic health records incentives earned	(989)	(4,745)	(11,482)	(25,779)	(44,660)
Legal, professional and settlement costs	11,974	6,001	7,342	—	30,374
Impairment of long-lived assets and goodwill	77,138	47,281	291,870	13,000	1,000
Loss (gain) on sale of hospitals, net	9,005	(5,243)	2,150	—	—
Loss on closure of hospitals, net	18,673	—	—	—	—
Transaction costs related to the Spin-off	—	253	5,488	16,337	—
Total operating costs and expenses	1,949,540	2,084,315	2,424,099	2,081,009	2,039,642
Income (loss) from operations	(70,951)	(12,145)	(285,632)	106,329	105,858
Interest expense, net	128,130	122,077	113,440	98,290	92,926
Income (loss) before income taxes	(199,081)	(134,222)	(399,072)	8,039	12,932
Provision for (benefit from) income taxes	(847)	(21,865)	(53,875)	3,304	5,579
Net income (loss)	(198,234)	(112,357)	(345,197)	4,735	7,353
Less: Net income (loss) attributable to noncontrolling interests	2,014	1,833	2,491	3,398	(448)
Net income (loss) attributable to Quorum Health Corporation	$(200,248)	$(114,190)	$(347,688)	$1,337	$7,801

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(6.91)	$(4.06)	$(12.24)	$0.05	$0.27
Weighted-average shares outstanding:
Basic and diluted	28,976,122	28,113,566	28,413,247	28,412,054	28,412,054
(1)

On January 1, 2018, we adopted ASC 606 applying the modified retrospective method to all contracts existing on January 1, 2018. Results for the year end December 31, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605. Prior to the adoption of ASC 606, a significant portion of our allowance for doubtful accounts related to amounts due from self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. Under ASC 606, the estimated allowance for these patient accounts are generally considered a direct reduction to net operating revenues rather than as previously reported as provision for bad debts. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenues” for further details on the adoption of ASC 606.

	December 31,
	2018	2017	2016	2015	2014

Balance sheets data:
Cash and cash equivalents	$3,203	$5,617	$25,455	$1,106	$2,559
Patient accounts receivable, net	322,608	343,145	380,685	390,890	374,252
Property and equipment, net	559,438	675,279	733,900	880,249	913,312
Total assets	1,574,094	1,828,841	1,994,370	2,294,856	2,368,439
Long-term debt, including current maturities and Due to Parent, net	1,193,474	1,213,890	1,246,825	1,824,323	1,781,360
Other long-term liabilities, including deferred income taxes	133,235	145,728	140,470	149,171	214,581
Total liabilities	1,646,746	1,713,106	1,771,994	2,269,955	2,358,159
Redeemable noncontrolling interests	2,278	2,325	6,807	8,958	2,362
Total equity (deficit)	(74,930)	113,410	215,569	15,943	7,918

	Year Ended December 31,
	2018	2017	2016	2015	2014

Statements of cash flow data:
Cash flows from operating activities	$39,504	$66,970	$81,086	$42,889	$43,044
Cash flows from investing activities	(8,306)	(38,267)	(73,146)	(78,592)	(272,098)
Cash flows from financing activities	(33,612)	(48,541)	16,409	34,250	230,740
Net change in cash and cash equivalents	$(2,414)	$(19,838)	$24,349	$(1,453)	$1,686

Other financial and operating data (unaudited):
Net inpatient revenues, before implicit price concessions	$892,299	$1,003,104	$1,033,065	$1,008,139	$1,058,572
Net outpatient revenues, before implicit price concessions	$1,131,699	$1,227,228	$1,280,912	$1,323,853	$1,237,625
Adjusted EBITDA (1)	$126,395	$141,845	$162,922	$263,667	$264,825
Adjusted EBITDA, Adjusted for Divestitures (1)	$150,627	$177,213	$203,472	$255,443	$249,785
Number of licensed beds at end of period (2)	2,604	2,979	3,459	3,582	3,635
Admissions (3)	74,222	88,504	95,313	98,378	101,217
Adjusted admissions (4)	183,919	217,583	235,263	240,841	236,228
Emergency room visits (5)	553,045	660,246	726,155	730,021	685,530
Medicare case mix index (6)	1.44	1.43	1.38	1.34	1.33
(1)

EBITDA is a non-GAAP financial measure that consists of net income (loss) before interest, income taxes, depreciation and amortization. Adjusted EBITDA, also a non-GAAP financial measure, is EBITDA adjusted to add back the effect of certain legal, professional and settlement costs, impairment of long-lived assets and goodwill, net loss (gain) on sale of hospitals, loss on closure of hospitals, transition of transition services agreements, transaction costs related to the Spin-off, severance costs for post-spin headcount reductions and executive severance and changes in estimate related to collectability of patient accounts receivable. We use Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by our management to assess the operating performance of our hospital operations business and to make decisions on the allocation of resources. Additionally, management utilizes Adjusted EBITDA in assessing our consolidated results of operations and in comparing our results of operations between periods. Adjusted EBITDA, Adjusted for Divestitures, also a non-GAAP financial measure, is further retrospectively adjusted to exclude the effect of EBITDA of hospitals divested. We present Adjusted EBITDA and Adjusted EBITDA, Adjusted for Divestitures because management believes these measures provide investors and other users of our financial statements with additional information about how management assesses the results of operations.

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

Our Credit Agreements use Adjusted EBITDA, Adjusted for Divestitures, subject to further permitted adjustments, for certain financial covenants. Management believes that it is useful to present Adjusted EBITDA and Adjusted EBITDA, Adjusted for

Divestitures because these measures, as defined, provide investors with additional information about our ability to incur and service debt and make capital expenditures.

The following table reconciles Adjusted EBITDA and Adjusted EBITDA, Adjusted for Divestitures, each as defined above, to net income (loss), the most directly comparable U.S. GAAP financial measure, as derived directly from our consolidated and combined financial statements for the respective periods (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014

Adjusted EBITDA components (unaudited):
Net income (loss)	$(198,234)	$(112,357)	$(345,197)	$4,735	$7,353
Interest expense, net	128,130	122,077	113,440	98,290	92,926
Provision for (benefit from) income taxes	(847)	(21,865)	(53,875)	3,304	5,579
Depreciation and amortization	67,994	82,155	117,288	128,001	127,593
EBITDA	(2,957)	70,010	(168,344)	234,330	233,451
Legal, professional and settlement costs	11,974	6,001	7,342	-	30,374
Impairment of long-lived assets and goodwill	77,138	47,281	291,870	13,000	1,000
Loss (gain) on sale of hospitals, net	9,005	(5,243)	2,150	—	—
Loss on closure of hospitals, net	18,673	—	—	—	—
Transition of transition services agreements	3,207	—	—	—	—
Transaction costs related to the Spin-off	—	253	5,488	16,337	—
Post-spin headcount reductions and executive severance	9,355	2,543	1,617	—	—
Change in estimate related to collectability of patient accounts receivable	—	21,000	22,799	—	—
Adjusted EBITDA	126,395	141,845	162,922	263,667	264,825
Negative (Positive) EBITDA of divested hospitals	24,232	35,368	40,550	(8,224)	(15,040)
Adjusted EBITDA, Adjusted for Divestitures	$150,627	$177,213	$203,472	$255,443	$249,785
(2)	Licensed beds are the number of beds for which the appropriate state agency licenses a hospital regardless of whether the beds are actually available for patient use.
(3)	Admissions represent the number of patients admitted for inpatient services.
(4)	Adjusted admissions are computed by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(5)	Emergency room visits represent the number of patients registered and treated in our emergency rooms.
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
•

the costs associated with the transition of the transition services agreements (“TSAs”) with CHS, as well as the additional costs and risks associated with any operational problems, delays in collections from payors, and errors and control issues during the termination and transition process, and our ability to realize the intended benefits from transitioning the transition services agreements;

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

•	our ongoing ability to adopt, maintain, and utilize certified EHR technology;
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

•

the potential adverse impact of known and unknown government investigations, internal investigations, audits, and federal and state false claims act litigation and other legal proceedings, including the shareholder and creditor litigations against our company and certain of our officers and directors and threats of litigation, as well as the significant costs and attention from management required to address such matters;

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

•	our ability to utilize our income tax loss carryforwards;
•	our ability to maintain certain accreditations at our facilities;
•	the success and long-term viability of healthcare insurance exchanges and potential changes to the beneficiary enrollment process;
•

the extent to which states support or implement changes to Medicaid programs, utilize healthcare insurance exchanges or alter the provision of healthcare to state residents through regulation or otherwise;

•	the timing and amount of cash flows related to the California Hospital Quality Assurance Fee (“HQAF”) program, as well as the potential for retroactive adjustments for prior year payments;
•	the effects related to the continued implementation of the sequestration spending reductions and the potential for future deficit reduction legislation;
•	changes in U.S. generally accepted accounting principles, including the impacts of adopting newly issued accounting standards;
•	the availability and terms of capital to fund capital expenditures;
•	our ability to obtain adequate levels of professional and general liability and workers’ compensation liability insurance; and
•	the risk factors included in “Item 1A. Risk Factors.”

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

Overview

As of December 31, 2018, we owned or leased a diversified portfolio of 27 hospitals in rural and mid-sized markets, which are located in 14 states and have a total of 2,604 licensed beds. Our hospitals provide a broad range of hospital and outpatient healthcare services, including general and acute care, emergency room, general and specialty surgery, critical care, internal medicine, diagnostic services, obstetrics, psychiatric and rehabilitation services. For our hospital operations business, we are paid for our services by governmental agencies, commercial insurers and directly by the patients we serve. We also operate QHR, a leading hospital management advisory and healthcare consulting services business. For our hospital management advisory and healthcare consulting services business, we are paid by the non-affiliated hospitals utilizing our services. Over 95% of our net operating revenues are attributable to our hospital operations business.

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

2018 Financial Overview

Our net operating revenues for the year ended December 31, 2018 decreased $193.6 million to $1,878.6 million compared to $2,072.2 million for the year ended December 31, 2017, a 9.3% decrease. The $193.6 million decrease was primarily attributable to a $231.8 million decrease in net operating revenues resulting from hospitals sold or closed during the latter part of 2017 and subsequent, offset by a $30.9 million increase at our same-facility hospitals due to improved payor mix and an increase in rate and acuity. In addition, we recognized revenues of $7.3 million from the sale of Illinois property tax credits in the year ended December 31, 2018. Recognition of the Illinois property tax credits was previously recognized as a reduction to other operating expenses. Net loss attributable to Quorum Health Corporation for the year ended December 31, 2018 was $(200.2) million compared to $(114.2) million for the same period in 2017. The 2018 period included long-lived asset and goodwill impairment of $77.1 million related to hospitals held for sale or identified for divestiture, $18.7 million of losses related to the closure of Affinity Medical Center and a net loss of $9.0 million on the sale of hospitals. The 2017 period included long-lived asset and goodwill impairment of $47.3 million related to hospitals held for sale or identified for divestiture, a $21.0 million reduction in net operating revenues as a result of a change in estimate related to the collectability of patient accounts receivable, $0.3 million in transaction costs related to the Spin-off and a net gain of $5.2 million on the sale of hospitals. On a same-facility basis, our operating results for the year ended December 31, 2018 reflect a 2.9% decrease in admissions and a 1.4% decrease in adjusted admissions compared to the same period in 2017. The decrease in same-facility admissions and adjusted admissions was primarily a result of closing underperforming service lines and the termination of payor and physician contracts. The reduction in same-facility admissions was offset by an increase in our overall rate and acuity.

Impairment of Long-Lived Assets and Goodwill

2018 Impairment

Periodically, we evaluate the fair value of hospitals intended for divestiture. In connection with this evaluation, we recognized long-lived asset impairment of $77.1 million during the year ended December 31, 2018, which consisted of $71.0 million of property and equipment and $6.1 million of capitalized software costs.

2017 Impairment

Periodically, we evaluate the fair value of hospitals held for sale and intended for divestiture. In connection with this evaluation, we recognized long-lived asset and goodwill impairment of $47.3 million during the year ended December 31, 2017, which consisted of $41.4 million of property and equipment, $4.0 million of intangible assets and $1.9 million of goodwill impairment.

2016 Impairment

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

In connection with the Spin-off, certain agreements were established by CHS that govern and continue to govern matters related to the Spin-off. These agreements include, among others, a Separation and Distribution Agreement, a Tax Matters Agreement and an Employee Matters Agreement. Various transition services agreements were established by CHS that define agreed upon services to be provided by CHS to QHC. The transition services agreements generally have five-year terms and include, among others, the provision for services related to information technology, payroll processing, certain human resources functions, patient eligibility screening, billing, collections and other revenue management services. As of December 31, 2018, certain of the transition services agreements have been terminated by mutual consent of both parties. For more information on these agreements see “Item 1. Business — Agreements with CHS Related to the Spin-off.”

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

Recent Divestiture Activity

On January 7, 2019, we announced that we had entered into a definitive agreement to sell 146-bed Scenic Mountain Medical Center and its affiliated facilities (“Scenic Mountain”), located in Big Springs, TX. We currently anticipate completing the sale of this hospital by the end of April 2019.

On September 30, 2018, we sold 45-bed McKenzie Regional Hospital and its affiliated facilities (“McKenzie”), located in McKenzie, Tennessee, for proceeds of $1.7 million. For the years ended December 31, 2018, 2017 and 2016, our operating results included pre-tax losses of $6.9 million, $4.2 million and $3.8 million, respectively, related to McKenzie. In addition to the above, we recorded a $0.8 million loss on the sale of McKenzie for the year ended December 31, 2018, which includes a write-off of allocated goodwill of $0.4 million.

On March 31, 2018, we sold 77-bed Clearview Regional Medical Center and its affiliated facilities (“Clearview”), located in Monroe, Georgia, for proceeds of $37.4 million. For the years ended December 31, 2018, 2017 and 2016, our operating results included pre-tax losses of $6.4 million, $4.0 million and $0.7 million, respectively, related to Clearview. In addition to the above, we recorded a $7.8 million loss on the sale of Clearview for the year ended December 31, 2018, which includes a write-off of allocated goodwill of $9.4 million.

On March 1, 2018, we sold 70-bed Vista Medical Center West and its affiliated facilities (“Vista West”), located in Waukegan, Illinois, for proceeds of $1.2 million. For the years ended December 31, 2018, 2017 and 2016, our operating results included pre-tax gains (losses) of $(2.5) million, $(2.3) million, and $4.9 million, respectively, related to Vista West. In addition to the above, we recorded a $0.2 million loss on the sale of Vista West for the year ended December 31, 2018.

On January 5, 2018, we announced plans to close Affinity Medical Center (“Affinity”) located in Massillon, Ohio. Subsequent to January 5, 2018, our affiliates entered into an agreement with the City of Massillon related to the closure whereby all of the owned real property and a portion of the related tangible assets located at the hospital would be transferred to the City of Massillon in exchange for nominal consideration and the City of Massillon’s assumption of certain ongoing real property lease obligations and equipment lease obligations. Operations ceased on February 11, 2018 and we transferred the agreed-upon assets to the City of Massillon on May 16, 2018. For the years ended December 31, 2018, 2017 and 2016, our operating results included pre-tax losses of $23.2 million, $12.2 million and $11.1 million respectively, related to Affinity. Included in the pre-tax loss for the twelve months ended December 31, 2018 was $18.7 million of closure costs related to the closure of Affinity which includes $8.1 million of severance and salary continuation costs, $5.0 million in losses associated with the disposal of assets that have no future value to us and $5.6 million of other costs and fees related to termination of contracts and other miscellaneous costs. In addition, beyond 2018, we are obligated to maintain patient health records for approximately 18 years with an estimated annual cost of $0.3 million.

Update on TSAs and Arbitration with CHS

Since the Spin-off with CHS in April 2016, we have outsourced to CHS, through various TSAs, certain services including, among others, services related to patient eligibility screening, billing, accounts receivable collections and other revenue management services and support, as well as information technology, payroll processing and other human resources functions. On August 4, 2017, we received a demand for arbitration from CHS seeking payment of certain amounts withheld by us pursuant to the Shared Service Centers Transition Services Agreement (the “SSC TSA”) and the Computer and Data Processing Transition Services Agreement (the “IT TSA”). We contended that the amounts were not payable to CHS and were not properly billed by CHS under the agreements. CHS initiated an arbitration before the American Arbitration Association seeking payment of approximately $12.1 million relating to these two TSAs. In the arbitration we disputed that the Company owed the amounts sought by CHS under the SSC and IT TSAs, and asserted counterclaims seeking substantial damages against CHS. Additionally, on March 19, 2018, we received notice from CHS that CHS was seeking to terminate, effective September 30, 2018, the SSC TSA and the IT TSA and to impose a September 30, 2018 deadline for completion of the transition of services under the SSC TSA and the IT TSA. The notice from CHS also provided an indication of CHS’s preference to terminate the Receivables Collection Agreement, the Eligibility Screening Services Agreement, and the Billing and Collection Agreement. We amended our counterclaims to include allegations that CHS's attempt to terminate the SSC TSA and the IT TSA, and to impose a September 30, 2018 deadline for completing the transition of services under those contracts violated the terms of the contracts, and was invalid and without effect.

The validity and effectiveness of CHS’s attempt to terminate the SSC TSA and IT TSA and to impose a September 30, 2018 deadline was litigated during the course of arbitration proceedings held in late June 2018. After hearing testimony regarding the termination issues, the arbitration panel ruled that each of the SSC TSA and IT TSA will continue in effect according to their original terms through 2021, subject to any agreement by the parties to terminate the SSC TSA and the IT TSA at an earlier time. The panel ordered that, after the date of the ruling, we would pay the amounts invoiced under the TSAs as billed, but deferred ruling on the parties’ economic claims related to the TSAs until additional arbitration proceedings in early October 2018. The arbitration reconvened October 1, 2018, with us presenting our claims that certain amounts are not payable to CHS and were not properly billed by CHS under the agreements, which constituted approximately $12.1 million in dispute, and certain counterclaims against CHS. The arbitration concluded October 9, 2018. On January 3, 2019 the panel issued its final Arbitration Award. The panel determined that CHS was not entitled to have charged the disputed fees under the SSC TSA, that we were entitled to retain the approximately $9.3 million previously withheld by the Company under the SSC TSA, and that CHS was required to repay the approximately $2.1 million that the Company paid CHS under the SSC TSA pursuant to the panel’s June 2018 order. We will not be required to pay such overcharged amounts under the SSC TSA in the future. The panel also determined that CHS is entitled to the approximately $1.5 million we previously withheld under the IT TSA. As a result, we will be required to pay that amount to CHS, and to pay such disputed amounts under the IT TSA in the future. The Arbitration Award reaffirmed the panel’s June 2018 order that CHS is not permitted to terminate the SSC or IT TSAs, and denied the balance of our counterclaims.

We continue to believe that termination of all the TSAs is in our best long-term interests, and are working to ensure that the transitions are undertaken in a manner that minimizes the associated risks inherent in such a termination. We completed transition of the Eligibility Screening Services TSA (“ESS TSA”) during the second quarter of 2018. We completed transition of the Physician Practice Support Agreement (“PPSA”), which is related to the billing and collection of accounts receivable for the physicians and owned clinics, and the Professional Account Services (“PASI”) Receivables Collection Agreement, which is primarily related to collecting receivables on aged/bad debt accounts for both the physicians and hospitals, effective October 1, 2018.

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

The fourth phase of the HQAF program expired on December 31, 2016. The California Department of Health Care Services (“DHCS”) submitted the Phase V HQAF program package to CMS on March 30, 2017 for approval of the overall program structure and the fees or provider tax rates for the program period January 1, 2017 through June 30, 2019, and the fee-for-service inpatient and outpatient upper payments limits (“UPL”) for each of the state fiscal years in the period January 1, 2017 through June 30, 2019. CMS issued formal approval of Phase V HQAF on December 15, 2017. The approvals included the inpatient and outpatient fee-for-service supplemental payments and the overall tax structure. The California Hospital Association will work with the DHCS to develop an implementation schedule and update the draft model to reflect the CMS-approved amounts. However, CMS has not yet issued a decision on the managed care components of the Phase V HQAF program and, therefore, the payment amounts in the draft model are preliminary. Furthermore, the supplemental Medi-Cal managed care payments made through the new directed payment mechanism have been estimated using inpatient utilization data publicly reported to the California Office of Statewide Health Planning and Development for the fiscal year ending in 2015. However, in actuality, the directed payments will be made for inpatient and outpatient services provided to in-network patients during the current state fiscal year. Phase V of California’s HQAF program expires on June 30, 2019. Although a state constitutional amendment indefinitely extended the program, CMS is required to approve the next phase of the program, Phase VI, which begins July 1, 2019 and is expected to be 24 to 36 months, but is unknown at this time. The CMS approval process can be lengthy, and we are unable to recognize revenue until CMS approves each phase of the program. We cannot provide any assurances of the amount of revenues our hospitals may receive from or the timing of CMS’ approval of the next phase of the HQAF program, the timing of the related cash flows, or that the program will be approved at all.

Of the total supplemental payments received by all hospitals, our portion represents 0.50%. We are estimating that our net impact over the 30-month period will be $56.8 million. While uncertainties regarding the timing and amount of payments under the HQAF program exist, our estimates of future cash collections at this time, net of any provider taxes, including those related to previous programs, are $22.3 million in 2019, $12.7 million in 2020 and $7.7 million in 2021.

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

According to the Illinois Health and Hospital Association, the total funding available to hospitals under the redesigned program will approximate the old program. However, funding allocations may vary with the updated base year data and other changes in payment methodology. The most recent models provided by the Illinois Health and Hospital Association show our hospital payments being reduced by approximately $7.9 million annually.

Basis of Presentation

Prior to our separation from CHS, QHC did not operate as a separate company and stand-alone financial statements were not historically prepared; however, QHC was comprised of certain stand-alone legal entities for which discrete financial information was available under CHS’ ownership. Our accompanying financial statements include amounts and disclosures for QHC that have been derived from the consolidated financial statements and accounting records of CHS for the periods prior to the Spin-off in combination with the amounts and disclosures related to the stand-alone financial statements and accounting records of QHC after the Spin-off. See Note 17 — Related Party Transactions in the accompanying financial statements for additional information on the carve-out of financial information from CHS.

The statements of income for the year ended December 31, 2016, as presented herein, include expense allocations for certain corporate functions provided by CHS to QHC for the periods prior to the Spin-off, including, but not limited to, executive and divisional management, employee benefits administration, treasury, accounting, risk management, audit, legal, procurement, human resources, information technology support and other administrative support services. These expenses were allocated to QHC based on direct usage or benefit where identifiable, with the remainder allocated to QHC using ratios based on revenues, expenses or licensed beds. Following the Spin-off, we began performing corporate functions using internal resources or purchased services, certain of which are being provided by CHS pursuant to the transition services agreements and other ancillary agreements.

Revenues

Adoption of ASC Topic 606 “Revenue from Contracts with Customers”

On January 1, 2018, we adopted ASC 606 applying the modified retrospective method to all contracts existing on January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605. The key impacts on our consolidated financial statements include the following:

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

Amounts we collect for medical treatment of patients covered by Medicare, Medicaid and non-governmental third-party payors are generally less than our standard billing rates. Our standard charges and reimbursement rates for routine inpatient services vary significantly depending on the type of medical procedure performed and the geographical location of the hospital. Differences in our standard billing rates and the amounts we expect to collect from third-party payors are classified as contractual adjustments. The reimbursements we ultimately receive as payments for services are determined for each patient instance of care, based on the contractual terms we negotiate with third-party payors or based on federal and state regulations related to governmental healthcare programs. Billings and collections are outsourced to CHS under TSAs that were put in place by CHS in connection with the Spin-off. Our contractual adjustments are impacted by the timing and ability of CHS to monitor the classification and collection of our patient accounts receivable. See Note 17 — Related Party Transactions in the accompanying consolidated financial statements for additional information on these agreements. Except for emergency department services, our policy is to determine the payment methodology with patients prior to when the services are performed. Self-pay and other payor discounts are incentives offered to uninsured or underinsured patients or other payors to reduce their costs of healthcare services.

A summary of our net operating revenues by payor source follows (dollars in thousands):

	Year Ended December 31,
	2018		2017		2016
	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total

Medicare	$532,097	28.3%	$613,846	29.6%	$629,303	29.4%
Medicaid	352,111	18.7%	417,656	20.2%	430,609	20.1%
Managed care and commercial plans	754,572	40.2%	788,943	38.1%	813,565	38.0%
Self-pay and self-pay after insurance	157,435	8.4%	154,402	7.4%	159,914	7.6%
Non-patient	82,374	4.4%	97,323	4.7%	105,076	4.9%
Total net operating revenues	$1,878,589	100.0%	$2,072,170	100.0%	$2,138,467	100.0%

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

Third-Party Reimbursements and State Supplemental Payment Programs

Our estimates of our patient revenues due from third-party payors are highly complex and include interpretations of governmental regulations and payor-specific contractual agreements that are frequently changing. The Medicare and Medicaid programs, which are the payor sources for a major portion of our patient revenues, are subject to interpretation of federal and state-specific reimbursement rates, new or changing legislation and final cost report settlements. Contractual adjustments are recorded in the period services are performed and the patient’s method of payment is verified. Estimates for contractual adjustments are subject to change, in large part, due to ongoing contract negotiations and regulatory changes, which is typical in the U.S. healthcare industry. Revisions to estimates for contractual adjustments are recorded in the periods in which they become known and may be subject to further revisions. Hospital contractual adjustments calculations are reviewed on a monthly basis by management to ensure reasonableness and accuracy.

We use a third-party automated contractual adjustments system to calculate our contractual adjustments each month. Contractual adjustments are calculated utilizing historical paid claims data by payor source. The key assumptions used by the system to calculate the current period estimated contractual adjustments are derived on a payor-specific basis from the estimated contractual reimbursement percentage and historical paid claims data. The automated contractual adjustments system does not include patient account level information, as it estimates an average contractual adjustment for each payor source. Actual reimbursement payments we receive from third-party payors could be different from the amounts we estimated and recorded. If the actual contractual reimbursement percentages by payor source differed by 1% from our estimated contractual reimbursement percentages, our net loss for the year ended December 31, 2018 would have changed by $15.8 million. If we applied a 1% differential to our patient accounts receivable due from governmental, managed care and commercial third-party payors as of December 31, 2018, patient accounts receivable, net would have changed by $15.9 million.

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans are estimated and recorded in the period patient services are performed and any revisions to estimates of previous program reimbursements are recorded in subsequent periods until the final cost report settlements are determined. We account for cost report settlements in contractual adjustments in our consolidated statements of income and recognize these amounts as due from and due to third-party payors on our consolidated balance sheets. During the years ended December 31, 2018, 2017 and 2016, contractual allowance adjustments related to previous program reimbursements and final cost report settlements favorably (unfavorably) impacted our net operating revenues by $(0.3) million, $2.0 million and $(5.8) million, respectively.

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

The following table shows the portion of our Medicaid reimbursements attributable to state supplemental payment programs (in thousands):

	Year Ended December 31,
	2018	2017	2016

Medicaid state supplemental payment program revenues	$200,036	$211,448	$220,389
Provider taxes and other expenses	74,709	75,388	76,616
Reimbursements attributable to state supplemental payment programs, net of expenses	$125,327	$136,060	$143,773

The California Department of Health Care Services administers the HQAF program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients. Under the HQAF program, we recognized $25.9 million, $22.0 million and $34.4 million of operating revenues, net of provider taxes, for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, we recognized $7.3 million of Medicaid revenues in the year ended December 31, 2018 related to the sale of Illinois property tax credits as we subsequently determined that the Illinois property tax credits operate as a supplemental payment program for uncompensated charity care. For the years ended December 31, 2017 and 2016, we recognized $7.8 million and $8.0 million, respectively, from the sale of the Illinois property tax credits as a direct reduction to other operating expenses.

The following table provides a summary of the components of due from and due to third-party payors (in thousands):

	December 31,
	2018	2017

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$14,374	$17,383
State supplemental payment programs	49,069	79,819
Total amounts due from third-party payors	$63,443	$97,202

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$32,174	$33,163
State supplemental payment programs	13,678	14,542
Total amounts due to third-party payors	$45,852	$47,705

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of CHS’ billing and collection efforts, including their current policies on billings, accounts receivable payor classifications, collections, the effectiveness of our third party collection agencies and our own efforts to further attempt collection. As previously stated, billings and certain collections are outsourced to CHS under the transition services agreements that were put in place with the Spin-off. See Note 17 — Related Party Transactions in the accompanying consolidated financial statements for additional information on these agreements. Significant changes in payor mix, centralized business office operations, including CHS’ efforts in collecting our accounts receivables, economic conditions or trends in federal and state governmental healthcare coverage, among other things, could affect our collection levels.

Our policy is to write off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside secondary collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with practices within the U.S. healthcare industry. We had $486.8 million and $474.3 million of past due patient account balances at December 31, 2018 and December 31, 2017, respectively, being pursued by secondary collection agencies, excluding accounts that were being pursued by CHS’s wholly-owned subsidiary, PASI, under the transition services agreement. Effective October 1, 2018, by mutual agreement of both companies, each of the parties’ obligations under this transition services agreement to the other were terminated. We replaced the services provided by CHS either by utilizing external service providers and internal resources. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by these secondary collection agencies. As these amounts have been written-off, they are not included in accounts receivable in our consolidated balance sheets.

For self-pay receivables, the total amount of contractual adjustments, discounts and implicit price concessions that reduces these receivables to their net carrying value were $575.6 million and $545.8 million as of December 31, 2018 and December 31, 2017, respectively. If our actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in recoveries, our net loss for the year ended December 31, 2018 would have changed $6.4 million.

Days revenue outstanding related to patients accounts receivable, excluding amounts recorded as due to or due from third-party payors, was 64 days and 63 days as of December 31, 2018 and December 31, 2017, respectively.

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

Our hospital operations and hospital management advisory and healthcare consulting services operations meet the criteria to be classified as reporting units for goodwill. Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of a reporting unit below its carrying value. There is a two-

step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required. Step two is to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. When an indicator of potential impairment is identified in interim periods, we evaluate goodwill for impairment at such date.

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

During the years ended December 31, 2018, 2017 and 2016, we recorded impairment of $77.1 million, $47.3 million and $291.9 million, respectively. See “— Overview — 2018 Impairment, — 2017 Impairment and — 2016 Impairment” for additional information on the impairment recorded in these years.

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

A portion of our reserves for workers’ compensation and professional and general liability claims included on our balance sheets relates to reserved claims and incurred but not reported claims prior to the Spin-off. These claims were fully indemnified by CHS under the terms of the Separation and Distribution Agreement. As a result, we have a corresponding receivable from CHS related to these claims on our consolidated balance sheets. See Note 18 — Commitments and Contingencies in our accompanying consolidated financial statements for a table that summarizes the receivables and liabilities associated with our workers’ compensation liability and professional and general liability claims as of December 31, 2018 and 2017.

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

New Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to provide guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is accounted for as a service contract. This ASU requires entities to account for such costs consistent with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact that adoption of this ASU will have on our consolidated financial position and results of operations.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income, which allows for reclassification from accumulated other comprehensive income to retained earnings of the stranded tax effects in accumulated other comprehensive income resulting from the enactment of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) and corresponding accounting treatment recorded in the fourth quarter of 2017. The ASU is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. We do not anticipate that the adoption of this standard will have a significant impact on our consolidated balance sheet.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. This ASU instead permits an entity to recognize goodwill impairment as the excess of a reporting unit's carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment of goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The ASU is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact this guidance may have on our consolidated results of operations, financial position and cash flows.

In February 2016, the FASB issued ASU Topic 842, related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. We adopted ASU Topic 842 effective January 1, 2019 and elected to apply the available practical expedients on adoption. In preparation for adoption of the standard, we have implemented internal controls and key system functionality to enable the preparation of financial information. The adoption of ASC Topic 842 will have a material impact on our consolidated balance sheets, but will not have a material impact on our consolidated and combined income statements. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases, while the accounting for capital leases remains substantially unchanged. The adoption of ASC Topic 842 will result in the recognition of ROU assets and lease liabilities for operating leases of approximately $93 million and $95 million, respectively, as of January 1, 2019.

Results of Operations

We have summarized our results of operations, including certain financial and operating data, for the three months ended December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017 and 2016 on a comparative basis below. The definitions of certain terms used throughout the remainder of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” follows:

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

Same-facility. Same-facility financial and operating data, as presented in the comparative discussions herein, excludes hospitals that were sold or closed prior to and as of the end of the current reporting period. Our same-facility operating results for the three months and years ended December 31, 2018 and 2017, which are reported herein, have been adjusted to exclude the operating results of Sandhills Regional Medical Center and its affiliated facilities (“Sandhills”), Barrow Regional Medical Center and its affiliated facilities (“Barrow”), Cherokee Medical Center and its affiliated facilities (“Cherokee”), Trinity Hospital of Augusta and its affiliated facilities (“Trinity”), Lock Haven Hospital and its affiliated facilities (“Lock Haven”), Sunbury Community Hospital and its affiliated facilities (“Sunbury”), L.V. Stabler Memorial Hospital and its affiliated facilities (“L.V. Stabler”), Affinity, Vista West, Clearview and McKenzie which we sold or closed on December 1, 2016, December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017, September 30, 2017, October 31, 2017, February 11, 2018, March 1, 2018, March 31, 2018 and September 30, 2018, respectively.

Divestitures Group. The divestitures group, as of December 31, 2018, includes all hospitals that had been sold or closed by us since the Spin-off through December 31, 2018. The divestitures group includes Sandhills, Barrow, Cherokee, Trinity, Lock Haven, Sunbury, L.V. Stabler, Affinity, Vista West, Clearview and McKenzie. This group of hospitals has certain ongoing operations during the wind-down periods related to the assets and liabilities which were not part of the hospital sale, which typically includes patient accounts receivable, third-party receivables and accounts payable.

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

Surgeries. Surgeries represent the number of inpatient and outpatient surgeries.

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

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017 (Unaudited)

A summary of our operating results, both in dollars and as a percentage of net operating revenues, follows (dollars in thousands):

	Three Months Ended December 31,
	2018		2017		2018 vs 2017
		% of		% of	$	Change
	Amount	Revenues	Amount	Revenues	Variance	in %

Net operating revenues	$458,630	100.0%	$515,082	100.0%	$(56,452)
Operating costs and expenses:
Salaries and benefits	224,069	48.9%	253,106	49.1%	(29,037)	(0.2)%
Supplies	53,014	11.6%	63,932	12.4%	(10,918)	(0.8)%
Other operating expenses	134,123	29.1%	156,669	30.5%	(22,546)	(1.4)%
Depreciation and amortization	15,979	3.5%	18,714	3.6%	(2,735)	(0.1)%
Rent	11,478	2.5%	13,599	2.6%	(2,121)	(0.1)%
Electronic health records incentives earned	(372)	(0.1)%	(229)	—%	(143)	(0.1)%
Legal, professional and settlement costs	1,625	0.4%	(518)	(0.1)%	2,143	0.5%
Impairment of long-lived assets and goodwill	4,940	1.1%	25,820	5.0%	(20,880)	(3.9)%
Loss (gain) on sale of hospitals, net	78	—%	(131)	—%	209	—%
Loss on closure of hospitals, net	478	0.1%	—	—%	478	0.1%
Transaction costs related to the Spin-off	—	—%	49	—%	(49)	—%
Total operating costs and expenses	445,412	97.1%	531,011	103.1%	(85,599)	(6.0)%
Income (loss) from operations	13,218	2.9%	(15,929)	(3.1)%	29,147	6.0%
Interest expense, net	32,823	7.2%	31,873	6.2%	950	1.0%
Income (loss) before income taxes	(19,605)	(4.3)%	(47,802)	(9.3)%	28,197	5.0%
Provision for (benefit from) income taxes	315	—%	(21,779)	(4.2)%	22,094	4.2%
Net income (loss)	(19,920)	(4.3)%	(26,023)	(5.1)%	6,103	0.8%
Less: Net income (loss) attributable to noncontrolling interests	814	0.2%	785	0.1%	29	0.1%
Net income (loss) attributable to Quorum Health Corporation	$(20,734)	(4.5)%	$(26,808)	(5.2)%	$6,074	0.7%

The following table reconciles Adjusted EBITDA and Adjusted EBITDA, Adjusted for Divestitures to net income (loss), the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended December 31,
	2018	2017

Net income (loss)	$(19,920)	$(26,023)
Interest expense, net	32,823	31,873
Provision for (benefit from) income taxes	315	(21,779)
Depreciation and amortization	15,979	18,714
EBITDA	29,197	2,785
Legal, professional and settlement costs	1,625	(518)
Impairment of long-lived assets and goodwill	4,940	25,820
Loss (gain) on sale of hospitals, net	78	(131)
Loss on closure of hospitals, net	478	—
Transition of transition services agreements	(475)	—
Transaction costs related to the Spin-off	—	49
Post-spin headcount reductions and executive severance	1,667	—
Change in estimate related to collectability of patient accounts receivable	—	21,000
Adjusted EBITDA	37,510	49,005
Negative EBITDA of divested hospitals	2,941	14,858
Adjusted EBITDA, Adjusted for Divestitures	$40,451	$63,863

Revenues

The following table provides information on our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended December 31,
	2018	2017	$ Variance	% Variance

Consolidated and combined:
Net patient revenues	$441,627	$490,471	$(48,844)	(10.0)%
Non-patient revenues	17,003	24,611	(7,608)	(30.9)%
Total net operating revenues	$458,630	$515,082	$(56,452)	(11.0)%
Net patient revenues per adjusted admission	$10,120	$9,657	$463	4.8%
Net operating revenues per adjusted admission	$10,509	$10,142	$367	3.6%

Same-facility:
Net patient revenues	$443,710	$458,503	$(14,793)	(3.2)%
Non-patient revenues	16,999	24,281	(7,282)	(30.0)%
Total net operating revenues	$460,709	$482,784	$(22,075)	(4.6)%
Net patient revenues per adjusted admission	$10,168	$10,248	$(80)	(0.8)%
Net operating revenues per adjusted admission	$10,557	$10,790	$(233)	(2.2)%

The following table provides information related to our net operating revenues by payor source (dollars in thousands):

	Three Months Ended December 31,
	2018		2017		2018 vs 2017
	Amount	% of Total	Amount	% of Total	$ Variance	Change in %

Consolidated and combined:
Medicare	$133,620	29.1%	$145,219	28.2%	$(11,599)	0.9%
Medicaid	82,064	17.9%	125,276	24.3%	(43,212)	(6.4)%
Managed care and commercial plans	194,127	42.3%	205,870	40.0%	(11,743)	2.3%
Self-pay	31,816	7.0%	14,106	2.7%	17,710	4.3%
Non-patient	17,003	3.7%	24,611	4.8%	(7,608)	(1.1)%
Total net operating revenues	$458,630	100.0%	$515,082	100.0%	$(56,452)

Same-facility:
Medicare	$132,412	28.7%	$125,843	26.1%	$6,569	2.6%
Medicaid	84,050	18.2%	118,782	24.6%	(34,732)	(6.4)%
Managed care and commercial plans	194,781	42.3%	189,624	39.3%	5,157	3.0%
Self-pay	32,467	7.1%	24,254	5.0%	8,213	2.1%
Non-patient	16,999	3.7%	24,281	5.0%	(7,282)	(1.3)%
Total net operating revenues	$460,709	100.0%	$482,784	100.0%	$(22,075)

The following table provides information on certain drivers of our net operating revenues:

	Three Months Ended December 31,
	2018	2017	$ Variance	% Variance

Consolidated and combined:
Number of licensed beds at end of period	2,604	2,979	(375)	(12.6)%
Admissions	17,676	20,932	(3,256)	(15.6)%
Adjusted admissions	43,640	50,788	(7,148)	(14.1)%
Surgeries	17,881	23,793	(5,912)	(24.8)%
Emergency room visits	128,628	155,746	(27,118)	(17.4)%
Medicare case mix index	1.47	1.45	0.02	1.4%

Same-facility:
Number of licensed beds at end of period	2,604	2,630	(26)	(1.0)%
Admissions	17,676	18,483	(807)	(4.4)%
Adjusted admissions	43,640	44,742	(1,102)	(2.5)%
Surgeries	17,881	19,445	(1,564)	(8.0)%
Emergency room visits	128,628	135,267	(6,639)	(4.9)%
Medicare case mix index	1.47	1.42	0.05	3.5%

Net operating revenues for the three months ended December 31, 2018 decreased $56.5 million compared to the three months ended December 31, 2017, consisting of a $48.8 million decrease in net patient revenues and a $7.6 million decrease in non-patient revenues. Our decrease in non-patient revenues is primarily related to a reduction in our hospital management advisory and healthcare consulting services business due to fewer management advisory and consulting services contracts in 2018 when compared to 2017. Our decrease in net patient revenues consisted of a $34.0 million decline related to the divestitures group and a $14.8 million decrease related to our same-facility hospitals. Our same-facility net patient revenues included $29.9 million of revenues from the California HQAF program in 2017 as the program approval process by CMS for the 2017-2019 period was completed in the fourth quarter of 2017, of which $22.5 million related to the first three quarters of 2017. During the fourth quarter of 2017, we analyzed our self-pay patient accounts receivable at a more comprehensive and disaggregated level and refined our estimate of the collectability of the portion of self-pay accounts receivable related to insured patients, primarily co-pays and deductibles. Our analysis also included an evaluation of patient accounts receivable retained in the divestitures of six of our seven divested hospitals at that time. As a result of these efforts, we recorded a change in estimate of $14.7 million for our same-facility hospitals to reduce the net realizable value of patient accounts receivable, which negatively impacted our net operating revenue in our statement of income for the three months ended December 31, 2017. Excluding the California HQAF revenues of $22.5 million in the 2017 period related to the first three quarters of 2017, and the $14.7 million reduction to the net realizable value of patients accounts receivable, our same-facility net patient revenues decreased $7.0 million due to a reduction in volume. On a consolidated basis, admissions and adjusted admissions declined 15.6% and 14.1%, respectively, when comparing fourth quarter of 2018 to the same period in 2017. On a same-facility basis, admissions and adjusted admissions decreased 4.4% and 2.5%, respectively, when comparing fourth quarter of 2018 to the same period in 2017. The decrease in admissions and adjusted admissions was impacted by the closing of underperforming service lines and the termination of payor and physician contracts.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended December 31,
	2018	2017	$ Variance	% Variance

Salaries and benefits	$224,069	$253,106	$(29,037)	(11.5)%
Hospital operations salaries and benefits	$206,019	$231,811	$(25,792)	(11.1)%
Hospital operations salaries and benefits per adjusted admission	$4,721	$4,564	$157	3.4%
Hospital operations man-hours per adjusted admission	112.4	109.1	3.3	3.0%

Salaries and benefits decreased $29.0 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. Salaries and benefits declined $26.2 million related to the divestitures group and $2.8 million related to our same-facility hospitals primarily due to a decrease in same-facility adjusted admissions of 2.5%.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended December 31,
	2018	2017	$ Variance	% Variance

Supplies	$53,014	$63,932	$(10,918)	(17.1)%
Supplies per adjusted admission	$1,215	$1,259	$(44)	(3.5)%

Supplies expense decreased $10.9 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. Supplies expense declined $7.9 million related to the divestitures group and $3.0 million related to our same-facility hospitals. The reduction in same-facility supplies expense of $3.0 million was primarily due to a decrease in adjusted admissions and surgeries of 2.5% and 8.0%, respectively, for the three months ended December 31, 2018 compared to the same period in 2017, which resulted in a decrease in supply and implant costs.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Three Months Ended December 31,
	2018		2017		2018 vs 2017
		% of		% of	$	Change
	Amount	Total	Amount	Total	Variance	in %

Purchased services	$36,618	27.3%	$38,556	24.6%	$(1,938)	2.7%
Taxes and insurance	31,527	23.5%	38,952	24.9%	(7,425)	(1.4)%
Medical specialist fees	26,215	19.5%	27,235	17.4%	(1,020)	2.1%
Transition services agreements	7,906	5.9%	15,734	10.0%	(7,828)	(4.1)%
Repairs and maintenance	9,295	6.9%	9,681	6.2%	(386)	0.7%
Utilities	5,386	4.0%	6,078	3.9%	(692)	0.1%
Other miscellaneous operating expenses	17,176	12.9%	20,433	13.0%	(3,257)	(0.1)%
Total other operating expenses	$134,123	100.0%	$156,669	100.0%	$(22,546)

Other operating expenses decreased $22.5 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. Other operating expenses declined $15.7 million related to the divestitures group and $6.8 million related to our same-facility hospitals. The same-facility decrease was primarily due to a reduction in purchased services in relation to volume reductions and as a result of closing underperforming service lines and the associated physician contracts.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.7 million during the three months ended December 31, 2018 compared to the three months ended December 31, 2017. This decrease was primarily due to the overall reduction in our long-lived assets due to the divestiture of four hospitals in 2018.

Rent

Rent expense decreased $2.1 million during the three months ended December 31, 2018 compared to the three months ended December 31, 2017. As a percentage of net operating revenues, rent expense was comparable for the respective periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned increased $0.1 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. See Note 2 — Basis of Presentation and Significant Accounting Policies in the accompanying consolidated financial statements for additional information on EHR.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs increased $2.1 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. For the three months ended December 31, 2018, these costs included legal costs and related settlements, if any, related to arbitration, regulatory claims, government investigations into reimbursement payments and other litigation matters. Legal, professional and settlement costs for the three months ended December 31, 2017 included an adjustment to our prior quarter’s expenses for various costs that were determined to be covered under our existing insurance policies. The net result of this adjustment was a credit of $(0.5) million of legal, professional and settlement costs for the three months ended December 31, 2017. See Note 18 — Commitments and Contingencies in the accompanying consolidated financial statements for additional information on these matters.

Impairment of Long-Lived Assets and Goodwill

For the three months ended December 31, 2018, we recognized $4.9 million of impairment to long-lived assets of hospitals we identified as potential divestiture candidates and for which we have received letters of intent. For the three months ended December 31, 2017, we recognized $25.8 million of impairment to long-lived assets which related to hospitals we identified as potential divestiture candidates and for which we had received letters of intent.

Loss (Gain) on Sale of Hospitals, Net

During the three months ended December 31, 2018, we recognized a $0.1 million loss on the sale of hospitals, net primarily related to the sale of McKenzie. During the three months ended December 31, 2017, we recognized a $0.1 million gain on the sale of hospitals, net. See Note 4 — Acquisitions and Divestitures in the accompanying financial statements for additional information on divestitures.

Loss on Closure of Hospitals, Net

For the three months ended December 31, 2018, we recognized a $0.5 million loss on closure of hospitals, net related to the closure of Affinity. We ceased operations at this hospital on February 11, 2018, but have certain continuing closure costs during the wind-down period. See Note 4 — Acquisitions and Divestitures in the accompanying consolidated financial statements for additional information on divestitures.

Interest Expense, Net

The following table provides information related to interest expense, net (in thousands):

	Three Months Ended December 31,
	2018	2017	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$62	$99	$(37)	(37.4)%
Term Loan Facility	18,364	17,316	1,048	6.1%
ABL Credit Facility	317	347	(30)	(8.6)%
Senior Notes	11,626	11,630	(4)	0.0%
Amortization of debt issuance costs and discounts	2,417	2,678	(261)	(9.7)%
All other interest expense (income), net	37	(197)	234	(118.8)%
Total interest expense, net	$32,823	$31,873	$950	3.0%

Interest expense, net increased $1.0 million during the three months ended December 31, 2018 compared to the three months ended December 31, 2017 primarily due to the increased interest rate on our Term Loan Facility due to the CS Second Amendment. See Liquidity and Capital Resources below and Note 7 — Long-Term Debt in the accompanying consolidated financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes was $0.3 million and $(21.8) million for the three months ended December 31, 2018 and December 31, 2017, respectively. Our effective tax rates were (1.6)% and 45.6% for the respective periods. The decrease in the effective tax rate for the three months ended December 31, 2018, when compared to the three months ended December 31, 2017 was primarily due to the Tax Act which provided for the recognition in the 2017 period of a deferred tax benefit on both the release of valuation allowance related to certain deferred tax assets not previously expected to be realized in addition to the statutory rate reduction from 35% to 21%.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests was $0.8 million for both the three months ended December 31, 2018 and 2017. As a percentage of net operating revenues, it was comparable for the respective periods.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

A summary of our results of operations, both in dollars and as a percentage of net operating revenues, follows (dollars in thousands):

	Year Ended December 31,
	2018		2017		2018 vs 2017
		% of		% of	$	Change
	Amount	Revenues	Amount	Revenues	Variance	in %

Net operating revenues	$1,878,589	100.0%	$2,072,170	100.0%	$(193,581)
Operating costs and expenses:
Salaries and benefits	929,937	49.5%	1,034,797	49.9%	(104,860)	(0.4)%
Supplies	213,746	11.4%	250,523	12.1%	(36,777)	(0.7)%
Other operating expenses	575,033	30.7%	623,063	30.1%	(48,030)	0.6%
Depreciation and amortization	67,994	3.6%	82,155	4.0%	(14,161)	(0.4)%
Rent	47,029	2.5%	50,230	2.4%	(3,201)	0.1%
Electronic health records incentives earned	(989)	(0.1)%	(4,745)	(0.2)%	3,756	0.1%
Legal, professional and settlement costs	11,974	0.6%	6,001	0.3%	5,973	0.3%
Impairment of long-lived assets and goodwill	77,138	4.1%	47,281	2.3%	29,857	1.8%
Loss (gain) on sale of hospitals, net	9,005	0.5%	(5,243)	(0.3)%	14,248	0.8%
Loss on closure of hospitals, net	18,673	1.0%	—	—%	18,673	1.0%
Transaction costs related to the Spin-off	—	—%	253	—%	(253)	—%
Total operating costs and expenses	1,949,540	103.8%	2,084,315	100.6%	(134,775)	3.2%
Income (loss) from operations	(70,951)	(3.8)%	(12,145)	(0.6)%	(58,806)	(3.2)%
Interest expense, net	128,130	6.8%	122,077	5.9%	6,053	0.9%
Income (loss) before income taxes	(199,081)	(10.6)%	(134,222)	(6.5)%	(64,859)	(4.1)%
Provision for (benefit from) income taxes	(847)	—%	(21,865)	(1.1)%	21,018	1.1%
Net income (loss)	(198,234)	(10.6)%	(112,357)	(5.4)%	(85,877)	(5.2)%
Less: Net income (loss) attributable to noncontrolling interests	2,014	0.1%	1,833	0.1%	181	—%
Net income (loss) attributable to Quorum Health Corporation	$(200,248)	(10.7)%	$(114,190)	(5.5)%	$(86,058)	(5.2)%

The following table reconciles Adjusted EBITDA and Adjusted EBITDA, Adjusted for Divestitures to net income (loss), the most directly comparable U.S. GAAP financial measure (in thousands):

	Year Ended December 31,
	2018	2017

Net income (loss)	$(198,234)	$(112,357)
Interest expense, net	128,130	122,077
Provision for (benefit from) income taxes	(847)	(21,865)
Depreciation and amortization	67,994	82,155
EBITDA	(2,957)	70,010
Legal, professional and settlement costs	11,974	6,001
Impairment of long-lived assets and goodwill	77,138	47,281
Loss (gain) on sale of hospitals, net	9,005	(5,243)
Loss on closure of hospitals, net	18,673	—
Transition of transition services agreements	3,207	—
Transaction costs related to the Spin-off	—	253
Post-spin headcount reductions and executive severance	9,355	2,543
Change in estimate related to collectability of patient accounts receivable	—	21,000
Adjusted EBITDA	126,395	141,845
Negative EBITDA of divested hospitals	24,232	35,368
Adjusted EBITDA, Adjusted for Divestitures	$150,627	$177,213

Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Year Ended December 31,
	2018	2017	$ Variance	% Variance

Consolidated and combined:
Net patient revenues	$1,796,215	$1,974,847	$(178,632)	(9.0)%
Non-patient revenues	82,374	97,323	(14,949)	(15.4)%
Total net operating revenues	$1,878,589	$2,072,170	$(193,581)	(9.3)%
Net patient revenues per adjusted admission	$9,766	$9,076	$690	7.6%
Net operating revenues per adjusted admission	$10,214	$9,524	$690	7.2%

Same-facility:
Net patient revenues	$1,775,617	$1,723,967	$51,650	3.0%
Non-patient revenues	81,883	95,397	(13,514)	(14.2)%
Total net operating revenues	$1,857,500	$1,819,364	$38,136	2.1%
Net patient revenues per adjusted admission	$9,927	$9,507	$420	4.4%
Net operating revenues per adjusted admission	$10,385	$10,034	$351	3.5%

The following table provides information related to our net operating revenues by payor source (dollars in thousands):

	Year Ended December 31,
	2018		2017		2018 vs 2017
	Amount	% of Total	Amount	% of Total	$ Variance	Change in %

Consolidated and combined:
Medicare	$532,097	28.3%	$613,846	29.6%	$(81,749)	(1.3)%
Medicaid	352,111	18.7%	417,656	20.2%	(65,545)	(1.5)%
Managed care and commercial plans	754,572	40.2%	788,943	38.1%	(34,371)	2.1%
Self-pay	157,435	8.4%	154,402	7.4%	3,033	1.0%
Non-patient	82,374	4.4%	97,323	4.7%	(14,949)	(0.3)%
Total net operating revenues	$1,878,589	100.0%	$2,072,170	100.0%	$(193,581)

Same-facility:
Medicare	$520,224	28.0%	$507,433	27.9%	$12,791	0.1%
Medicaid	349,105	18.8%	374,993	20.6%	(25,888)	(1.8)%
Managed care and commercial plans	744,681	40.1%	691,217	38.0%	53,464	2.1%
Self-pay	161,607	8.7%	150,324	8.3%	11,283	0.4%
Non-patient	81,883	4.4%	95,397	5.2%	(13,514)	(0.8)%
Total net operating revenues	$1,857,500	100.0%	$1,819,364	100.0%	$38,136

The following table provides information on certain drivers of our net operating revenues:

	Year Ended December 31,
	2018	2017	$ Variance	% Variance

Consolidated and combined:
Number of licensed beds at end of period	2,604	2,979	(375)	(12.6)%
Admissions	74,222	88,504	(14,282)	(16.1)%
Adjusted admissions	183,919	217,583	(33,664)	(15.5)%
Surgeries	75,509	100,863	(25,354)	(25.1)%
Emergency room visits	553,045	660,246	(107,201)	(16.2)%
Medicare case mix index	1.44	1.43	0.01	0.7%

Same-facility:
Number of licensed beds at end of period	2,604	2,630	(26)	(1.0)%
Admissions	72,457	74,625	(2,168)	(2.9)%
Adjusted admissions	178,859	181,328	(2,469)	(1.4)%
Surgeries	72,631	75,763	(3,132)	(4.1)%
Emergency room visits	535,718	541,455	(5,737)	(1.1)%
Medicare case mix index	1.44	1.41	0.03	2.1%
Net operating revenues for the year ended December 31, 2018 decreased $193.6 million compared to the year ended December 31, 2017, consisting of a $178.7 million decrease in net patient revenues and a $14.9 million decrease in non-patient revenues. Our decrease in net patient revenues consisted of a $230.3 million decline related to the divestitures group and a $51.6 million increase related to our same-facility hospitals. Same-facility net patient revenues include $7.3 million of revenues from the sale of the Illinois property tax credits, with no comparable revenues in the 2017 period. Excluding the Illinois property tax credits revenues of $7.3 million, same-facility net patient revenues increased $44.3 million due to an increase in rate and acuity and a $2.4 million increase in California HQAF revenues. On a consolidated basis, admissions and adjusted admissions declined 16.1% and 15.5%, respectively, when comparing 2018 to 2017. On a same-facility basis, admissions and adjusted admissions decreased 2.9% and 1.4%, respectively, when comparing 2018 to 2017. The decrease in admissions and adjusted admissions was primarily a result of closing underperforming service lines and the termination of payor and physician contracts. The reduction in same-facility admissions was offset by an increase in our overall rate and acuity.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Year Ended December 31,
	2018	2017	$ Variance	% Variance

Salaries and benefits	$929,937	$1,034,797	$(104,860)	(10.1)%
Hospital operations salaries and benefits	$847,129	$945,158	$(98,029)	(10.4)%
Hospital operations salaries and benefits per adjusted admission	$4,606	$4,344	$262	6.0%
Hospital operations man-hours per adjusted admission	110.7	106.4	4.3	4.1%

Salaries and benefits decreased $104.9 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. Salaries and benefits declined $129.0 million related to the divestitures group. This decline was offset by an increase in same-facility salaries and benefits of $24.1 million, of which $12.4 million related to discretionary benefits, $6.8 million related to severance for headcount reductions and the remainder primarily related to merit increases at our facilities.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admission amounts):

	Year Ended December 31,
	2018	2017	$ Variance	% Variance

Supplies	$213,746	$250,523	$(36,777)	(14.7)%
Supplies per adjusted admission	$1,162	$1,151	$11	1.0%

Supplies expense decreased $36.8 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. Supplies expense declined $37.0 million related to the divestitures group.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Year Ended December 31,
	2018		2017		2018 vs 2017
		% of		% of	$	Change
	Amount	Total	Amount	Total	Variance	in %

Purchased services	$153,155	26.6%	$168,711	27.1%	$(15,556)	(0.5)%
Taxes and insurance	131,840	22.9%	131,734	21.1%	106	1.8%
Medical specialist fees	105,674	18.4%	111,840	18.0%	(6,166)	0.4%
Transition services agreements	51,190	8.9%	63,470	10.2%	(12,280)	(1.3)%
Repairs and maintenance	36,954	6.4%	41,048	6.6%	(4,094)	(0.2)%
Utilities	23,660	4.1%	27,324	4.4%	(3,664)	(0.3)%
Other miscellaneous operating expenses	72,560	12.7%	78,936	12.6%	(6,376)	0.1%
Total other operating expenses	$575,033	100.0%	$623,063	100.0%	$(48,030)

Other operating expenses decreased $48.0 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. Other operating expenses declined $79.9 million related to the divestitures group offset by an increase in same-facility other operating expenses of $31.9 million. The same-facility increase was primarily due to a $7.8 million increase in taxes due to the recognition of sale of the Illinois property tax credits as an offset to net patient revenues in the current period whereas the amount was recognized as a reduction in taxes and insurance in the 2017 period, an increase of $8.3 million in medical specialist fees due to the addition of new service lines and changes in hospital-based providers, and an increase of $5.8 million in purchased services primarily related to software maintenance contracts and consulting services.

Depreciation and Amortization

Depreciation and amortization expense decreased $14.2 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. This decrease was primarily due to the overall reduction in our long-lived assets due to the cumulative effect of the divestitures of five hospitals throughout 2017 and the divestiture of four hospitals subsequent to the fourth quarter of 2017.

Rent

Rent expense decreased $3.2 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. As a percentage of net operating revenues, rent expense was comparable for these respective periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned decreased $3.8 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the decrease in activity as we move closer toward full implementation of EHR. See Note 2 — Basis of Presentation and Significant Accounting Policies in the accompanying consolidated financial statements for additional information on EHR.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs increased $6.0 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. These costs included legal costs related to arbitration, regulatory claims, government investigations into reimbursement payments and other litigation matters. See Note 18 — Commitments and Contingencies in the accompanying consolidated financial statements for additional information on these matters.

Impairment of Long-Lived Assets and Goodwill

For the year ended December 31, 2018, we recognized $77.1 million of impairment to long-lived assets which related to hospitals we identified as potential divestiture candidates or for which we have received letters of intent. For the year ended December 31, 2017, we recognized $47.3 million of impairment to long-lived assets and goodwill which related to hospitals we identified as potential divestiture candidates or for which we had received letters of intent.

Loss (Gain) on Sale of Hospitals, Net

For the year ended December 31, 2018, we recognized a $9.0 million loss on the sale of hospitals, net, primarily related to the net loss of $7.8 million on the sale of Clearview. We recognized a $5.2 million gain on the sale of hospitals, net in the year ended

December 31, 2017 primarily related to the sale of Trinity. See Note 4 — Acquisition and Divestitures in the accompanying consolidated financial statements for additional information on divestitures.

Loss on Closure of Hospitals, Net

For the year ended December 31, 2018, we recognized an $18.7 million loss on closure of hospitals, net related to the closure of Affinity. We ceased operations at this hospital on February 11, 2018 and have certain continuing closure costs during the wind-down period. See Note 4 — Acquisition and Divestitures in the accompanying consolidated financial statements for additional information on divestitures.

Interest Expense, Net

The following table provides information related to interest expense, net (in thousands):

	Year Ended December 31,
	2018	2017	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$267	$528	$(261)	(49.4)%
Term Loan Facility	71,538	66,111	5,427	8.2%
ABL Credit Facility	1,432	1,854	(422)	(22.8)%
Senior Notes	46,491	46,516	(25)	(0.1)%
Amortization of debt issuance costs and discounts	9,666	8,949	717	8.0%
All other interest expense (income), net	(1,264)	(1,881)	617	(32.8)%
Total interest expense, net	$128,130	$122,077	$6,053	5.0%

Interest expense, net increased $6.1 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to increased interest rates on our Term Loan Facility and increased amortization of debt issuance costs and discounts after the CS Second Amendment. See Liquidity and Capital Resources below and Note 7 — Long-Term Debt in the accompanying consolidated financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

The benefit from income taxes was $0.8 million and $21.9 million for the years ended December 31, 2018 and 2017, respectively. Our effective tax rates were 0.4% and 16.3% for these respective periods. The decrease in our effective tax rate in 2018 when compared to 2017 was primarily due to the Tax Act which provided for the recognition in 2017 of a deferred tax benefit on both the release of valuation allowance related to certain deferred tax assets not previously expected to be realized in addition to the statutory rate reduction from 35% to 21%.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests was $2.0 million and $1.8 million for the years ended December 31, 2018 and 2017, respectively. As a percentage of net operating revenues, it was comparable for the respective periods.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

A summary of our results of operations, both in dollars and as a percentage of net operating revenues, follows (dollars in thousands):

	Year Ended December 31,
	2017		2016		2017 vs 2016
		% of		% of	$	Change
	Amount	Revenues	Amount	Revenues	Variance	in %

Net operating revenues	$2,072,170	100.0%	$2,138,467	100.0%	$(66,297)
Operating costs and expenses:
Salaries and benefits	1,034,797	49.9%	1,057,119	49.4%	(22,322)	0.5%
Supplies	250,523	12.1%	258,639	12.1%	(8,116)	—%
Other operating expenses	623,063	30.1%	645,802	30.3%	(22,739)	(0.2)%
Depreciation and amortization	82,155	4.0%	117,288	5.5%	(35,133)	(1.5)%
Rent	50,230	2.4%	49,883	2.3%	347	0.1%
Electronic health records incentives earned	(4,745)	(0.2)%	(11,482)	(0.5)%	6,737	0.3%
Legal, professional and settlement costs	6,001	0.3%	7,342	0.3%	(1,341)	—%
Impairment of long-lived assets and goodwill	47,281	2.3%	291,870	13.6%	(244,589)	(11.3)%
Loss (gain) on sale of hospitals, net	(5,243)	(0.3)%	2,150	0.1%	(7,393)	(0.4)%
Transaction costs related to the Spin-off	253	—%	5,488	0.3%	(5,235)	(0.3)%
Total operating costs and expenses	2,084,315	100.6%	2,424,099	113.4%	(339,784)	(12.8)%
Income (loss) from operations	(12,145)	(0.6)%	(285,632)	(13.4)%	273,487	12.8%
Interest expense, net	122,077	5.9%	113,440	5.3%	8,637	0.6%
Income (loss) before income taxes	(134,222)	(6.5)%	(399,072)	(18.7)%	264,850	12.2%
Provision for (benefit from) income taxes	(21,865)	(1.1)%	(53,875)	(2.6)%	32,010	1.5%
Net income (loss)	(112,357)	(5.4)%	(345,197)	(16.1)%	232,840	10.7%
Less: Net income (loss) attributable to noncontrolling interests	1,833	0.1%	2,491	0.2%	(658)	(0.1)%
Net income (loss) attributable to Quorum Health Corporation	$(114,190)	(5.5)%	$(347,688)	(16.3)%	$233,498	10.8%

The following table reconciles Adjusted EBITDA and Adjusted EBITDA Adjusted for Divestitures to net income (loss), the most directly comparable U.S. GAAP financial measure (in thousands):

	Year Ended December 31,
	2017	2016

Net income (loss)	$(112,357)	$(345,197)
Interest expense, net	122,077	113,440
Provision for (benefit from) income taxes	(21,865)	(53,875)
Depreciation and amortization	82,155	117,288
EBITDA	70,010	(168,344)
Legal, professional and settlement costs	6,001	7,342
Impairment of long-lived assets and goodwill	47,281	291,870
Loss (gain) on sale of hospitals, net	(5,243)	2,150
Transaction costs related to the Spin-off	253	5,488
Post-spin headcount reductions and executive severance	2,543	1,617
Change in estimate related to collectability of patient accounts receivable	21,000	22,799
Adjusted EBITDA	141,845	162,922
Negative EBITDA of divested hospitals	35,368	40,550
Adjusted EBITDA, Adjusted for Divestitures	$177,213	$203,472

Revenues

The following table provides information on our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Year Ended December 31,
	2017	2016	$ Variance	% Variance

Consolidated and combined:
Net patient revenues	$1,974,847	$2,033,391	$(58,544)	(2.9)%
Non-patient revenues	97,323	105,076	(7,753)	(7.4)%
Total net operating revenues	$2,072,170	$2,138,467	$(66,297)	(3.1)%
Net patient revenues per adjusted admission	$9,076	$8,643	$433	5.0%
Net operating revenues per adjusted admission	$9,524	$9,090	$434	4.8%

Same-facility:
Net patient revenues	$1,723,967	$1,660,466	$63,501	3.8%
Non-patient revenues	95,397	101,326	(5,929)	(5.9)%
Total net operating revenues	$1,819,364	$1,761,792	$57,572	3.3%
Net patient revenues per adjusted admission	$9,507	$9,261	$246	2.7%
Net operating revenues per adjusted admission	$10,034	$9,826	$208	2.1%

The following table provides information related to our net operating revenues by payor source (dollars in thousands):

	Year Ended December 31,
	2017		2016		2017 vs 2016
	Amount	% of Total	Amount	% of Total	$ Variance	Change in %

Consolidated and combined:
Medicare	$613,846	29.6%	$629,303	29.4%	$(15,457)	0.2%
Medicaid	417,656	20.2%	430,609	20.1%	(12,953)	0.1%
Managed care and commercial plans	788,943	38.1%	813,565	38.0%	(24,622)	0.1%
Self-pay	154,402	7.4%	159,914	7.6%	(5,512)	(0.2)%
Non-patient	97,323	4.7%	105,076	4.9%	(7,753)	(0.2)%
Total net operating revenues	$2,072,170	100.0%	$2,138,467	100.0%	$(66,297)

Same-facility:
Medicare	$507,433	27.9%	$489,240	27.8%	$18,193	0.1%
Medicaid	374,993	20.6%	376,690	21.4%	(1,697)	(0.8)%
Managed care and commercial plans	691,217	38.0%	672,493	38.2%	18,724	(0.2)%
Self-pay	150,324	8.3%	122,043	6.8%	28,281	1.5%
Non-patient	95,397	5.2%	101,326	5.8%	(5,929)	(0.6)%
Total net operating revenues	$1,819,364	100.0%	$1,761,792	100.0%	$57,572

The following table provides information on certain drivers of our net operating revenues:

	Year Ended December 31,
	2017	2016	$ Variance	% Variance

Consolidated and combined:
Number of licensed beds at end of period	2,979	3,459	(480)	(13.9)%
Admissions	88,504	95,313	(6,809)	(7.1)%
Adjusted admissions	217,583	235,263	(17,680)	(7.5)%
Surgeries	100,863	110,618	(9,755)	(8.8)%
Emergency room visits	660,246	726,155	(65,909)	(9.1)%
Medicare case mix index	1.43	1.38	0.05	3.6%

Same-facility:
Number of licensed beds at end of period	2,630	2,630	—	—%
Admissions	74,625	74,821	(196)	(0.3)%
Adjusted admissions	181,328	179,298	2,030	1.1%
Surgeries	75,763	75,299	464	0.6%
Emergency room visits	541,455	547,019	(5,564)	(1.0)%
Medicare case mix index	1.41	1.36	0.05	4.0%

Net operating revenues for the year ended December 31, 2017 decreased $66.3 million compared to the year ended December 31, 2016, consisting of a $58.5 million decrease in net patient revenues and a $7.8 million decrease in non-patient revenues. Our decrease in net patient revenues consisted of a $109.4 million decline related to the divestitures group and a $50.9 million increase related to our same-facility hospitals. Same-facility net patient revenues include a $15.4 million decrease related to the California HQAF program offset by an increase of $66.3 million from volumes and payor rate increases. On a consolidated basis, admissions and adjusted admissions declined 7.1% and 7.5%, respectively, when comparing 2017 to 2016. On a same-facility basis admissions and adjusted admissions decreased 0.3% and increased 1.1%, respectively, when comparing 2017 to 2016. Non-patient revenues decreased $7.8 million when comparing 2017 to 2016, primarily related to our hospital management advisory and healthcare consulting services business.

During the fourth quarter of 2017, we analyzed our self-pay patient accounts receivable at a more comprehensive and disaggregated level and refined our estimate of the collectability of the portion of self-pay accounts receivable related to insured patients, primarily co-pays and deductibles. Our analysis also included an evaluation of patient accounts receivable retained in the divestitures of six of our seven divested hospitals. As a result of these efforts, we recorded a change in estimate of $21.0 million to reduce the net realizable value of patient accounts receivable, which negatively impacted our net operating revenues in our statement of income for the year ended December 31, 2017.

As of December 31, 2016, we recorded a change in estimate of $22.8 million to reduce the net realizable value of our patient accounts receivable, which negatively impacted net operating revenues in our statement of income for the year ended December 31, 2016. This change in estimate related to increasing delays associated with collections on accounts receivable under the Illinois Medicaid program and our assessment of the collectability of our managed care and commercial accounts receivable aged greater than one year based on a review of historical cash collections for these accounts.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Year Ended December 31,
	2017	2016	$ Variance	% Variance

Salaries and benefits	$1,034,797	$1,057,119	$(22,322)	(2.1)%
Hospital operations salaries and benefits	$945,158	$968,868	$(23,710)	(2.4)%
Hospital operations salaries and benefits per adjusted admission	$4,344	$4,118	$226	5.5%
Hospital operations man-hours per adjusted admission	106.4	104.7	1.7	1.6%

Salaries and benefits decreased $22.3 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. Salaries and benefits declined $60.4 million related to the divestitures group. This decline was offset by an increase in same-facility salaries and benefits of $38.1 million primarily resulting from increased salaries at our clinics due to physician recruitment efforts and an increase in corporate salaries of $13.1 million as we had a full year of corporate salaries in 2017 compared to eight months in 2016. For the four months in 2016 prior to the Spin-off, management fees were allocated to QHC for corporate functions of CHS and were included in other operating expenses. The increase in corporate salaries and benefits as a result of the Spin-off was partially offset by a reduction in corporate and QHR salaries and benefits in 2017 due to headcount reductions in November 2016 and May 2017.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admission amounts):

	Year Ended December 31,
	2017	2016	$ Variance	% Variance

Supplies	$250,523	$258,639	$(8,116)	(3.1)%
Supplies per adjusted admission	$1,151	$1,099	$52	4.7%

Supplies expense decreased $8.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. Supplies expense declined $14.7 million related to the divestitures group, which was offset by an increase in same-facility supplies expense of $6.6 million, primarily due to an increase in adjusted admissions of 1.1% and surgeries of 0.6% for 2017 compared to 2016 which resulted from increased implant costs.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Year Ended December 31,
	2017		2016		2017 vs 2016
		% of		% of	$	Change
	Amount	Total	Amount	Total	Variance	in %

Purchased services	$168,711	27.1%	$180,672	28.0%	$(11,961)	(0.9)%
Taxes and insurance	131,734	21.1%	129,775	20.1%	1,959	1.0%
Medical specialist fees	111,840	18.0%	106,803	16.5%	5,037	1.5%
Transition services agreements and allocations from Parent	63,470	10.2%	66,441	10.3%	(2,971)	(0.1)%
Repairs and maintenance	41,048	6.6%	42,986	6.7%	(1,938)	(0.1)%
Utilities	27,324	4.4%	29,833	4.6%	(2,509)	(0.2)%
Management fees from CHS	—	—%	11,792	1.8%	(11,792)	(1.8)%
Other miscellaneous operating expenses	78,936	12.6%	77,500	12.0%	1,436	0.6%
Total other operating expenses	$623,063	100.0%	$645,802	100.0%	$(22,739)

Other operating expenses decreased $22.7 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. As a percentage of net operating revenues, other operating expenses were 30.1% and 30.3% in these respective years. Other operating expenses declined $11.8 million related to management fees from Parent that existed in 2016 with no comparable other operating expenses in 2017. The comparable costs are primarily included in salaries and benefits following the Spin-off. Other operating expenses also declined $41.7 million related to the divestitures group offset by an increase in same-facility other operating expenses of $24.3 million. The same-facility increase was primarily due to a $9.7 million increase in medical specialist fees resulting from contracts related to emergency room services and subsidies to various third parties, including hospitalists and an $8.2 million increase in taxes and insurance primarily related to $3.2 million of New Mexico gross receipts tax refunds received in 2016 with no comparable tax refunds in 2017.

Depreciation and Amortization

Depreciation and amortization expense decreased $35.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. Depreciation and amortization decreased $9.3 million related to the divestitures group. In addition, depreciation and amortization is lower in 2017 when compared to 2016 due to impairment recorded in 2017 and 2016 reducing the asset bases of our long-lived assets and due to the discontinuation of depreciation and amortization related to long-lived assets classified as held for sale.

Rent

Rent expense increased $0.3 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. As a percentage of net operating revenues, rent expense was comparable for these respective periods.

Electronic Health Records Incentives Earned

Electronic health records incentives earned decreased $6.7 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the decrease in activity as we move closer toward full implementation of EHR. See Note 2

— Basis of Presentation and Significant Accounting Policies — Electronic Health Records Incentives Earned in the accompanying financial statements for additional information on EHR.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs decreased $1.3 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. Our costs in 2017 primarily related to investigation costs incurred by our Board related to litigation related to the Spin-off and the costs in 2016 primarily related to a QHR legal claim. See Note 18 — Commitments and Contingencies in the accompanying financial statements for additional information on legal matters.

Impairment of Long-Lived Assets and Goodwill

For the year ended December 31, 2017, we recognized $47.3 million of impairment to long-lived assets and goodwill, consisting of $41.5 million relating to property and equipment, $3.4 million related to capitalized software costs, $0.5 million related to licenses and $1.9 million related to goodwill. See “— Overview — 2017 Impairment” for a table and additional information on the impairment recorded in 2017.

For the year ended December 31, 2016, we recognized $291.9 million of impairment to long-lived assets and goodwill, consisting of $145.6 million to property and equipment, $18.9 million to capitalized software costs, $2.4 million to medical license assets and $125.0 million to goodwill. See “— Overview — 2016 Impairment” for a table and additional information on the impairment recorded in 2016.

Loss (Gain) on Sale of Hospitals, Net

For the year ended December 31, 2017, we recognized a $5.2 million net gain on the sale of hospitals primarily related to the $5.3 million gain on the sale of Trinity in the second quarter of 2017. For the year ended December 31, 2016, we recorded a $2.2 million net loss on the sale of two hospitals, consisting of $1.2 million related to Barrow and $1.0 million related to Sandhills. See Note 4 — Acquisitions and Divestitures in the accompanying financial statements for additional information on divestitures.

Interest Expense, Net

The following table provides information related to interest expense, net (in thousands):

	Year Ended December 31,
	2017	2016	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$528	$330	$198	60.0%
Term Loan Facility	66,111	40,719	25,392	62.4%
ABL Credit Facility	1,854	342	1,512	442.1%
Senior Notes	46,516	32,166	14,350	44.6%
Amortization of debt issuance costs and discounts	8,949	4,918	4,031	82.0%
All other interest expense (income), net	(1,881)	(849)	(1,032)	121.6%
Total interest expense, net	122,077	77,626	44,451	57.3%
Due to Parent, net	—	35,814	(35,814)	(100.0)%
Total interest expense, net	$122,077	$113,440	$8,637	7.6%

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

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests was $1.8 million and $2.5 million for the years ended December 31, 2017 and 2016, respectively. As a percentage of net operating revenues, it was comparable for the respective periods. Our noncontrolling interest partnership associated with Trinity was dissolved in connection with the sale of this hospital in the second quarter of 2017

Quarterly Results of Operations for the Years Ended December 31, 2018 and 2017 (Unaudited)

The following tables summarize our quarterly results of operations and selected financial and operating data (dollars in thousands except earnings (loss) per share and per adjusted admission amounts):

	2018 Quarters				2017 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Statements of income data:
Net operating revenues	$486,820	$472,632	$460,507	$458,630	$527,640	$530,146	$499,302	$515,082
Operating costs and expenses:
Salaries and benefits	247,000	232,631	226,237	224,069	264,602	265,309	251,780	253,106
Supplies	58,886	52,897	48,949	53,014	63,822	64,112	58,657	63,932
Other operating expenses	152,738	144,456	143,716	134,123	163,424	157,613	145,357	156,669
Depreciation and amortization	18,261	17,142	16,612	15,979	22,120	20,586	20,735	18,714
Rent	12,532	11,358	11,661	11,478	12,102	12,152	12,377	13,599
Electronic health records incentives earned	(141)	(445)	(31)	(372)	(2,452)	(1,777)	(287)	(229)
Legal, professional and settlement costs	3,413	5,417	1,519	1,625	535	3,934	2,050	(518)
Impairment of long-lived assets and goodwill	39,760	—	32,438	4,940	3,300	12,900	5,261	25,820
Loss (gain) on sale of hospitals, net	7,815	307	805	78	(870)	(4,321)	79	(131)
Loss on closure of hospitals, net	13,746	3,338	1,111	478	—	—	—	—
Transaction costs related to the Spin-off	—	—	—	—	31	—	173	49
Total operating costs and expenses	554,010	467,101	483,017	445,412	526,614	530,508	496,182	531,011
Income (loss) from operations	(67,190)	5,531	(22,510)	13,218	1,026	(362)	3,120	(15,929)
Interest expense, net	30,931	31,926	32,450	32,823	27,530	30,458	32,216	31,873
Income (loss) before income taxes	(98,121)	(26,395)	(54,960)	(19,605)	(26,504)	(30,820)	(29,096)	(47,802)
Provision for (benefit from) income taxes	366	(454)	(1,074)	315	701	(245)	(542)	(21,779)
Net income (loss)	(98,487)	(25,941)	(53,886)	(19,920)	(27,205)	(30,575)	(28,554)	(26,023)
Less: Net income (loss) attributable to noncontrolling interests	481	665	54	814	356	55	637	785
Net income (loss) attributable to Quorum Health Corporation	$(98,968)	$(26,606)	$(53,940)	$(20,734)	$(27,561)	$(30,630)	$(29,191)	$(26,808)

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(3.48)	$(0.92)	$(1.85)	$(0.71)	$(0.99)	$(1.09)	$(1.03)	$(0.95)
Weighted-average shares outstanding:
Basic and diluted	28,454,336	28,995,564	29,215,823	29,227,634	27,800,597	28,145,215	28,245,833	28,248,527

	2018 Quarters				2017 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Other financial and operating data:
Net patient revenues per adjusted admission	$9,438	$9,863	$9,679	$10,120	$8,834	$9,099	$8,756	$9,657
Net operating revenues per adjusted admission	$9,889	$10,376	$10,113	$10,509	$9,280	$9,529	$9,187	$10,142
Adjusted EBITDA	$18,420	$36,323	$34,142	$37,510	$26,142	$34,430	$32,268	$49,005
Adjusted EBITDA, Adjusted for Divestitures	$27,066	$40,317	$42,793	$40,451	$30,836	$44,214	$38,300	$63,863
Number of licensed beds at end of period	2,675	2,649	2,604	2,604	3,399	3,168	3,051	2,979
Admissions	20,549	18,200	17,797	17,676	23,656	22,270	21,646	20,932
Adjusted admissions	49,226	45,551	45,536	43,640	56,860	55,634	54,350	50,788
Emergency room visits	153,797	135,389	135,231	128,628	172,939	167,575	163,986	155,746
Medicare case mix index	1.44	1.44	1.42	1.47	1.39	1.43	1.43	1.45

The following table reconciles Adjusted EBITDA and Adjusted EBITDA, Adjusted for Divestitures as defined in “Item 6. Selected Financial Data”, to net income (loss), the most directly comparable U.S. GAAP financial measure, as derived directly from our consolidated and combined financial statements for the respective periods (in thousands):

	2018 Quarters				2017 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Adjusted EBITDA components:
Net income (loss)	$(98,487)	$(25,941)	$(53,886)	$(19,920)	$(27,205)	$(30,575)	$(28,554)	$(26,023)
Interest expense, net	30,931	31,926	32,450	32,823	27,530	30,458	32,216	31,873
Provision for (benefit from) income taxes	366	(454)	(1,074)	315	701	(245)	(542)	(21,779)
Depreciation and amortization	18,261	17,142	16,612	15,979	22,120	20,586	20,735	18,714
EBITDA	(48,929)	22,673	(5,898)	29,197	23,146	20,224	23,855	2,785
Legal, professional and settlement costs	3,413	5,417	1,519	1,625	535	3,934	2,050	(518)
Impairment of long-lived assets and goodwill	39,760	—	32,438	4,940	3,300	12,900	5,261	25,820
Loss (gain) on sale of hospitals, net	7,815	307	805	78	(870)	(4,321)	79	(131)
Loss on closure of hospitals, net	13,746	3,338	1,111	478	—	—	—	—
Transition of transition services agreements	717	520	2,445	(475)	—	—	—	—
Transaction costs related to the Spin-off	—	—	—	—	31	—	173	49
Post-spin headcount reductions and executive severance	1,898	4,068	1,722	1,667	—	1,693	850	—
Change in estimate related to collectability of patient accounts receivable	—	—	—	—	—	—	—	21,000
Adjusted EBITDA	18,420	36,323	34,142	37,510	26,142	34,430	32,268	49,005
Negative EBITDA of divested hospitals	8,646	3,994	8,651	2,941	4,694	9,784	6,032	14,858
Adjusted EBITDA, Adjusted for Divestitures	$27,066	$40,317	$42,793	$40,451	$30,836	$44,214	$38,300	$63,863

Liquidity and Capital Resources

Financial Outlook

Our primary sources of liquidity are cash flows from operations, proceeds from divestitures and available borrowing capacity under our revolving credit facilities. We believe that these amounts will be adequate to service our existing debt and finance internal growth and fund capital expenditures over the next 12 months and into the foreseeable future. Borrowings under our revolving credit facilities are intended to be used for working capital, capital expenditures and general corporate purposes. Our cash flows are negatively impacted by the significant amount of interest expense associated with the high debt leverage put in place to effect the Spin-off. Interest payments were $120.0 million and $125.8 million for the years ended December 31, 2018 and 2017, respectively. In addition two states in which we operate, California and Illinois, are historically slow on payments for its Medicaid supplemental payment programs and in the case of Illinois, the Medicaid managed care organizations and fee for service are also programs in which state reimbursements are typically slow. As of December 31, 2018, receivables outstanding under the California and Illinois state supplemental programs were $37.8 million.

We perform an ongoing strategic review of our hospitals based upon an analysis of financial performance, current competitive conditions, market demographic and economic trends and capital allocation requirements. As part of this strategy, we engage in initiatives to divest or close underperforming hospitals and outpatient service facilities which, in turn, will allow us to reduce our corporate indebtedness and refine our hospital portfolio to become a sustainable group of hospitals and outpatient service facilities with higher operating margins. To date, we have received combined proceeds of $86.5 million from the sale of three hospitals in 2018, five hospitals in 2017 and two hospitals in 2016, which have been used to pay down $84.8 million on our Term Loan Facility. Our strategic review process is ongoing and we have targeted additional hospitals for divestiture with the intention of utilizing substantially all net proceeds to pay down our secured debt. See “— Overview” above for additional information on our divestitures activities.

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

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table provides a summary of our cash flows (in thousands):

	Year Ended December 31,
	2018	2017	$ Variance	% Variance

Net cash provided by operating activities	$39,504	$66,970	$(27,466)	(41.0)%
Net cash used in investing activities	(8,306)	(38,267)	29,961	78.3%
Net cash provided by (used in) financing activities	(33,612)	(48,541)	14,929	30.8%
Net change in cash and cash equivalents	$(2,414)	$(19,838)	$17,424

Net cash provided by operating activities was $39.5 million for the year ended December 31, 2018 compared to $67.0 million for the year ended December 31, 2017, a $27.5 million decrease. This decrease in cash flows from operating activities was primarily due to the impact of divesting eight hospitals, or an approximate 22% reduction in the number of facilities held over the past two years. In addition, our cash flows from operating activities were impacted by increased legal payments in 2018 related to the arbitration proceedings with CHS, payments related to headcount reductions, payments related to the closure of one of our hospitals and timing of cash payments received related to California and Illinois supplemental payment programs. All other changes in operating assets and liabilities on a comparative basis for the years ended December 31, 2018 and 2017 were considered to be part of our normal business operations.

Net cash used in investing activities was $8.3 million in the year ended December 31, 2018 compared to $38.3 million in the year ended December 31, 2017, a $30.0 million decrease. Our expenditures for property and equipment decreased $15.6 million on a consolidated basis, which included a $16.3 million reduction in spending on the patient tower and expanded surgical capacity project at our Springfield, Oregon hospital as we are nearing completion. Our expenditures for software decreased $4.2 million. In addition, we had proceeds of $40.8 million in 2018 from the sale of hospitals compared to $32.1 million of proceeds from the sale of hospitals in 2017. We also incurred $1.8 million of additional acquisition costs in 2017 related to purchases of ancillary outpatient businesses.

Net cash used in financing activities was $33.6 million in the year ended December 31, 2018 compared to $48.5 million in the year ended December 31, 2017, a $14.9 million decrease. In 2018, we paid down $40.4 million on our Term Loan Facility, paid $2.3 million of debt issuance costs related to the CS Second Amendment, which was completed on March 14, 2018, and made cash distributions of $1.5 million to noncontrolling investors. In 2017, we paid down $37.3 million on our Term Loan Facility, incurred $3.1 million of debt issuance costs related to the CS Amendment and made cash distributions of $3.9 million to noncontrolling investors. Our debt repayments in the years ended December 31, 2018 and 2017, other than the Term Loan Facility payment, primarily related to our capital lease obligation on the corporate office. See Note 4 — Acquisitions and Divestitures in the accompanying consolidated financial statements for information on the breakdown of our Term Loan Facility payments by divestiture.

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

Capital Expenditures

Capital expenditures for property, equipment and software were $48.5 million, $68.4 million and $87.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, we had $4.9 million and $6.8 million of capital expenditures related to property and equipment accrued in accounts payable at December 31, 2018 and 2017, respectively. Capital expenditures in each year primarily related to the patient tower and expanded surgical capacity project at our Springfield, Oregon hospital, as described below, and to purchases of equipment and minor renovations at our hospitals and investments in information systems infrastructure.

We are in the process of completing construction on a new patient tower and expanding the surgical capacity at our hospital in Springfield, Oregon. We incurred costs of $17.8 million, $34.1 million and $38.5 million in the years ended December 31, 2018, 2017 and 2016, respectively, related to the project. As of December 31, 2018, we have incurred a total of $100.8 million of costs for this project. The total estimated cost for this project, including equipment costs, is estimated to be approximately $105 million. The project is substantially complete as of December 31, 2018 with anticipated costs of $3.8 million in the first quarter of 2019.

Capital Resources

Net working capital was $169.3 million, $220.8 million and $272.6 million as of December 31, 2018, 2017 and 2016, respectively. The $51.5 million decrease in net working capital in 2018 when compared to 2017 was primarily due to divestitures and timing of cash collections related to California and Illinois supplemental payment programs. The $51.8 million decrease in net working capital in 2017 when compared to 2016 was primarily due to cash collections related to patient accounts receivable, timing of interest payments on the Term Loan Facility and a decrease in discretionary benefits.

Long-Term Debt

The following table provides a summary of activity related to our long-term debt (in thousands):

	Year Ended December 31, 2018
						Assets
	Total			Debt		Acquired	Total
	Debt at	Borrowings,		Issuance		Under	Debt
	Beginning	Excluding		Costs		Capital	at End
	of Year	Discounts	Repayments	Payments	Amortization	Leases	of Year

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$—	$—	$—	$—	$—	$—
Term Loan Facility, maturing 2022	831,158	—	(40,407)	—	—	—	790,751
ABL Credit Facility, maturing 2021	—	490,000	(476,000)	—	—	—	14,000
Senior Notes, maturing 2023	400,000	—	—	—	—	—	400,000
Unamortized debt issuance costs and discounts	(42,934)	—	—	(2,268)	9,665	—	(35,537)
Capital lease obligations	24,411	—	(1,025)	—	—	—	23,386
Other debt	1,255	105	(486)	—	—	—	874
Total debt	1,213,890	490,105	(517,918)	(2,268)	9,665	—	1,193,474
Less: Current maturities of long-term debt	(1,855)						(1,697)
Total long-term debt	$1,212,035	$490,105	$(517,918)	$(2,268)	$9,665	$—	$1,191,777

The following table shows the results of the calculation of our total debt to total capitalization (dollars in thousands):

Year Ended
December 31,
2018

Total debt, excluding unamortized debt issuance costs and discounts	$1,229,011
Total Quorum Health Corporation stockholders' equity (deficit)	(90,393)
Total capitalization	$1,138,618
Total debt to total capitalization	107.9%

The following table provides a summary of our long-term debt, allocated between fixed and variable debt (dollars in thousands):

	December 31, 2018
	Amount	% of Total

Fixed	$424,260	34.5%
Variable	804,751	65.5%
Total debt, excluding unamortized debt issuance costs and discounts	$1,229,011	100.0%

Senior Credit Facility

In connection with the Spin-off, on April 29, 2016 we entered into a credit agreement (the “CS Agreement”), among us, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent and collateral agent. On April 11, 2017, we executed an agreement with its Senior Credit Facility lenders to amend certain provisions of our Senior Credit Facility (the “CS Amendment”), as described below. On March 14, 2018, we executed a second agreement with our Senior Credit Facility lenders to amend certain provisions of our Senior Credit Facility (the “CS Second Amendment”), as described below.

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

The CS Agreement contains customary covenants, including a maximum permitted Secured Net Leverage Ratio, as determined based on 12 month trailing Consolidated EBITDA, as defined in the CS Agreement. On April 11, 2017, we executed the CS Amendment with our Senior Credit Facility lenders to amend the calculation of the Secured Net Leverage Ratio beginning July 1, 2017 through maturity, among other provisions. In addition, the CS Amendment raised the minimum Secured Net Leverage Ratio required for the Company to remain in compliance for certain periods, and also changed the calculation of compliance for specified periods. The CS Second Amendment, which was executed on March 14, 2018, amended the Secured Net Leverage Ratio for the period July 1, 2017 through maturity. As of December 31, 2018 and 2017, we had Secured Net Leverage Ratio of 4.38 to 1.00 and 3.87 to 1.00, respectively, implying additional borrowing capacity of $117.1 million as of December 31, 2018.

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
•

Through December 31, 2018, we could request to exercise Incremental Term Loan Commitments, as defined in the CS Agreement, only if the Secured Net Leverage Ratio, adjusted for the requested Incremental Term Loan borrowing, was below 3.35 to 1.00. After December 31, 2018, we may request to exercise Incremental Term Loan Commitments for the greater of $100 million or an amount which would produce a Secured Net Leverage Ratio of 3.35 to 1.00.

•

Through December 31, 2018, we were allowed to incur Permitted Additional Debt, as defined in the CS Agreement, only if the Total Leverage Ratio, adjusted for the Permitted Additional Debt, was below 4.50 to 1.00. After December 31, 2018, we may incur Permitted Additional Debt so as long as our Total Leverage Ratio, adjusted for the Permitted Additional Debt, is below 5.50 to 1.00.

Prior to the CS Amendment, interest under the Term Loan Facility accrued, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%. Following the CS Amendment, interest under the Term Loan Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. The effective interest rate on the Term Loan Facility was 9.56% as of December 31, 2018. Interest on outstanding borrowings under the Revolving Credit Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS Amendment and the CS Second Amendment.

Borrowings from the Revolving Credit Facility are used for working capital and general corporate purposes. As of December 31, 2018, we had no borrowings outstanding on the Revolving Credit Facility and had $13.7 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation liability insurance and as security for the payment of claims. As of December 31, 2018, we had borrowing capacity under our Revolving Credit Facility of $48.8 million.

ABL Credit Facility

In connection with the Spin-off on April 29, 2016, we entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among us, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. On April 11, 2017, we executed an amendment to the UBS Agreement with its lender party thereto, which aligned the provisions of the UBS Agreement with the CS Amendment. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). The available borrowings from the ABL Credit Facility, which are based on eligible patient accounts receivable, are used for working capital and general corporate purposes. As of December 31, 2018, we had $14.0 million of borrowings outstanding on the ABL Credit Facility and borrowing capacity of $103.2 million.

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

Senior Notes

On April 22, 2016, we issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations guaranteed on a senior basis by certain of our subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months. The effective interest rate on the Senior Notes was 12.49% as of December 31, 2018.

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

The following table provides a summary of the redemption periods and prices related to the Senior Notes:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 15, 2023	100.000%

Debt Issuance Costs and Discounts

The following table provides a summary of unamortized debt issuance costs and discounts (in thousands):

	December 31,
	2018	2017

Debt issuance costs	$34,533	$32,265
Debt discounts	24,536	24,536
Total debt issuance costs and discounts	59,069	56,801
Less: Amortization of debt issuance costs and discounts	(23,532)	(13,867)
Total unamortized debt issuance costs and discounts	$35,537	$42,934

Capital Lease Obligations and Other Debt

Our debt arising from capital lease obligations primarily relates to our corporate office in Brentwood, Tennessee. As of December 31, 2018 and 2017, this capital lease obligation was $17.2 million and $17.9 million, respectively. The remainder of the our capital lease obligations relate to property and equipment at our hospitals and corporate office. Other debt consists of physician loans and miscellaneous notes payable to banks.

Contractual Obligations and Other Capital Commitments

The following table provides a summary of our contractual obligations and other commercial commitments as of December 31, 2018 and for the next five years and thereafter (in thousands):

	Payments Due by Period
	Total	2019	2020-2021	2022-2023	Thereafter

Debt obligations:
Term Loan Facility(1)	$1,028,216	$73,067	$140,776	$814,373	$—
Senior Notes(1)	601,520	46,504	93,008	462,008	—
Capital lease obligations, net of imputed interest	23,386	1,304	2,809	7,670	11,603
Other debt	17,898	1,698	16,200	—	—
Total debt obligations	1,671,020	122,573	252,793	1,284,051	11,603
Operating lease obligations	131,581	34,885	49,707	20,520	26,469
Capital commitments (2)	12,767	7,897	1,948	1,948	974
Open purchase orders	9,858	9,858	—	—	—
Total contractual obligations and other capital commitments	$1,825,226	$175,213	$304,448	$1,306,519	$39,046
(1)

Contractual obligations on the Term Loan Facility and Senior Notes include both principal and interest. These amounts exclude our unamortized debt issuance costs, and discounts. Estimates of interest payments assume that interest rates and borrowing spreads as of December 31, 2018 remain constant through maturity.

(2)

We have future commitments of approximately $6.9 million related to certain hospital expansion and renovation projects, of which approximately $3.8 million is the remaining commitment on the McKenzie-Willamette Medical Center project. In addition, pursuant to the master lease agreement at our hospital in Helena, Arkansas, we have committed to make capital expenditures and improvements at this hospital averaging a specified percentage of the hospital’s annual net operating revenues. We currently estimate that we will make capital expenditures of approximately $1 million for each year of the remaining lease term, which extends through January 1, 2025. Both of these items have been included in the capital commitments line in the table above.

In connection with the Spin-off, we entered into certain agreements that were established by CHS to govern matters related to the Spin-off. These agreements include, among others, a Separation and Distribution Agreement, a Tax Matters Agreement and an Employee Matters Agreement. We also entered into various transition services agreements that were established by CHS and that define agreed upon services to be provided by CHS to QHC. The transition services agreements generally have five year terms expiring on April 29, 2021, and include, among others, the provision for services related to information technology, payroll processing, certain human resources functions, patient eligibility screening, billing, collections and other revenue management services. Our future cash obligations related to these agreements are based on certain fixed and variable factors, as defined by each agreement, and include factors such as total cash collections, labor costs and employee headcount, which are used to determine the fees charged to us under the agreements each period. See Note 17 — Related Party Transactions in the accompanying financial statements for additional information on our agreements with CHS. We have also terminated certain of these agreements during the year ended December 31, 2018 and transitioned these services to be performed by internal resources or other third-parties. The remaining obligations associated with these agreements are not included in the table above.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had $13.7 million of letters of credit outstanding that were primarily related to the self-insured retention level of professional and general liability insurance and workers’ compensation liability insurance as security for the payment of claims.

As of December 31, 2018, we operate one hospital under an operating lease obligation for the land and building. We utilize the same operating strategies to improve operations at this hospital as we do at those hospitals that we own or lease under capital lease arrangements. The term of this hospital operating lease expires in June 2022, not including lease extension options. As of December 31, 2018, the total obligation for the remainder of this lease, not including lease extension options, was $10.0 million.

Redeemable and Non-Redeemable Noncontrolling Interests

Our financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that we control. Accordingly, we have recorded noncontrolling interests in the earnings and equity of such entities. Certain of our consolidated subsidiaries have noncontrolling physician ownership interests with redemption features that require us to deliver cash upon the occurrence of certain events outside our control, such as the retirement, death, or disability of a physician-owner. We record the carrying amount of redeemable noncontrolling interests at the greater of: (1) the initial carrying amount increased or decreased for the noncontrolling interests' share of cumulative net income (loss), net of cumulative amounts distributed, if any, or (2) the redemption value. As of December 31, 2018, we had redeemable noncontrolling interests of $2.3 million and non-redeemable noncontrolling interests of $15.5 million that are included in our balance sheet.

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

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. In connection with the Spin-off, on April 29, 2016, we entered into two credit agreements, the Senior Credit Facility and the ABL Credit Facility, that subject us to variable interest rates tied to LIBOR or a base rate. As of December 31, 2018, we had outstanding principal amount of debt, excluding unamortized debt issuance costs and discounts, of $804.8 million subject to variable rates of interest, which included $14.0 million of borrowings outstanding under revolving credit facilities as of December 31, 2018. If the interest rate on our variable rate long-term debt outstanding as of December 31, 2018, after taking into consideration the 1% floor on our Term Loan Facility, was 100 basis points higher for the year ended December 31, 2018, the additional interest expense impacting net income (loss) would have been $8.1 million, or $(0.28) per basic and diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

Item 8.	Financial Statements and Supplementary Data

This information is included in this Annual Report on Form 10-K beginning at page F-1, which follows the signature page.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
1.	Evaluation of disclosure controls and procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our CEO (principal executive officer) and CFO (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

2.	Previously Disclosed Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2017, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to the controls intended to properly document and review on a timely basis our analysis of self-pay patient accounts receivable at a more comprehensive and disaggregated level related to our adoption of ASU 2014-09 Revenue from Contracts with Customers.

3.	Remediation of Previously Disclosed Material Weakness

As previously disclosed, we have strengthened our documentation, added new procedures and enhanced our review controls related to the disaggregated analysis of the estimated transaction price related to our self-pay and self-pay after insurance revenue. Based on the remediation performed by us, management has concluded that the material weakness described above and first disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 has been remediated as of December 31, 2018.

4.	Internal Control Over Financial Reporting
(a)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective, can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(b)	Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Quorum Health Corporation
1573 Mallory Lane
Brentwood, Tennessee 37027

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Quorum Health Corporation and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated and combined statements of income (loss), comprehensive income (loss), equity, and cash flows, as of and for the period ended December 31, 2018 of the Company and our report dated March 12, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Nashville, Tennessee

March 12, 2019

(c)	Changes in Internal Control over Financial Reporting

Except as described above, which were implemented to remediate the material weakness, there were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information to be provided in Items 10, 11, 12, 13 and 14 of the Form 10-K and not otherwise included herein is incorporated by reference to the definitive proxy statement for our 2019 Annual Meeting of Stockholders to be held on May 31, 2019, which will be filed with the SEC within 120 days of the end of the Company’s fiscal year ended December 31, 2018.

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

See Item 10.

Item 14. Principal Accounting Fees and Services

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

2.10

Shared Service Center Transition Services Agreement, dated as of April 29, 2016, by and between Revenue Cycle Service Center, LLC and QHCCS, LLC (incorporated by reference to Exhibit 2.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

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

10.3

Amendment No. 2, dated as of March 14, 2018, to the Credit Agreement, dated as of April 29, 2016, as amended by Amendment No. 1 to the Credit Agreement, dated as of April 11, 2017, among Quorum Health Corporation, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2018) (File No. 001-37550).

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

10.19†	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2017) (File No. 001-37550).

10.20†

Separation and Release Agreement, dated January 30, 2018, by and between QHCSS, LLC d/b/a Quorum Health and Michael J. Culotta (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2018) (File No. 001-37550).

10.21†

Consultancy Agreement, dated January 30, 2018, by and between QHCSS, LLC and Michael Culotta (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2018) (File No. 001-37550).

10.22†

Employment Offer Letter, dated January 29, 2018, by and between Quorum Health Corporation and Alfred Lumsdaine (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2018) (File No. 001-37550).

10.23†

Separation and Release Agreement, dated May 20, 2018, by and between QHCCS, LLC d/b/a Quorum Health and Thomas D. Miller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2018) (File No. 001-37550).

10.24†

Consultancy Agreement, dated May 20, 2018, by and between QHCCS, LLC and Thomas D. Miller (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2018) (File No. 001-37550).

10.25†

Employment Agreement by and between Quorum Health Corporation and Robert H. Fish (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018) (File No. 001-37550).

10.26†

Offer Letter by and between QHCCS, LLC and Glenn A. Hargreaves (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018) (File No. 001-37550).

10.27†

Form of Inducement Award Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2018) (File No. 001-37550).

10.28†

Form of Inducement Award Performance-Based Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2018) (File No. 001-37550).

10.29†

Restricted Stock Inducement Award Agreement, by and between Robert H. Fish and Quorum Health Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2018) (File No. 001-37550).

10.30†

Performance-Based Restricted Stock Inducement Award Agreement, by and between Robert H. Fish and Quorum Health Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2018) (File No. 001-37550).

10.31†

Quorum Health Corporation 2018 Restricted Stock Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 19, 2018) (File No. 333-228885)

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

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date:  March 12, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name	Title	Date
/s/ Robert H. Fish Robert H. Fish	President and Chief Executive Officer (principal executive officer)	March 12, 2019
/s/ Alfred Lumsdaine Alfred Lumsdaine	Executive Vice-President and Chief Financial Officer (principal financial officer)	March 12, 2019
/s/ Glenn A. Hargreaves Glenn A. Hargreaves	Senior Vice President and Chief Accounting Officer (principal accounting officer)	March 12, 2019
/s/ James T. Breedlove James T. Breedlove	Director	March 12, 2019
/s/ Joseph A. Hastings, D.M.D. Joseph A. Hastings, D.M.D.	Director	March 12, 2019
/s/ Jon H. Kaplan Jon H. Kaplan	Director	March 12, 2019
/s/ Barbara R. Paul, M.D. Barbara R. Paul, M.D.	Director	March 12, 2019
/s/ Terry Allison Rappuhn Terry Allison Rappuhn	Director	March 12, 2019
/s/ William P. Rutledge William P. Rutledge	Director	March 12, 2019
/s/ Alice D. Schroeder Alice D. Schroeder	Director	March 12, 2019
/s/ R. Lawrence Van Horn, Ph.D. R. Lawrence Van Horn, Ph.D.	Director	March 12, 2019

QUORUM HEALTH CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Quorum Health Corporation
1573 Mallory Lane
Brentwood, TN 37027

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quorum Health Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated and combined statements of income (loss), comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

March 12, 2019

We have served as the Company’s auditor since 2015.

QUORUM HEALTH CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Earnings per Share and Shares)

	Year Ended December 31,
	2018	2017	2016

Operating revenues		$2,327,655	$2,419,053
Provision for bad debts		255,485	280,586
Net operating revenues	$1,878,589	2,072,170	2,138,467
Operating costs and expenses:
Salaries and benefits	929,937	1,034,797	1,057,119
Supplies	213,746	250,523	258,639
Other operating expenses	575,033	623,063	645,802
Depreciation and amortization	67,994	82,155	117,288
Rent	47,029	50,230	49,883
Electronic health records incentives earned	(989)	(4,745)	(11,482)
Legal, professional and settlement costs	11,974	6,001	7,342
Impairment of long-lived assets and goodwill	77,138	47,281	291,870
Loss (gain) on sale of hospitals, net	9,005	(5,243)	2,150
Loss on closure of hospitals, net	18,673	—	—
Transaction costs related to the Spin-off	—	253	5,488
Total operating costs and expenses	1,949,540	2,084,315	2,424,099
Income (loss) from operations	(70,951)	(12,145)	(285,632)
Interest expense, net	128,130	122,077	113,440
Income (loss) before income taxes	(199,081)	(134,222)	(399,072)
Provision for (benefit from) income taxes	(847)	(21,865)	(53,875)
Net income (loss)	(198,234)	(112,357)	(345,197)
Less: Net income (loss) attributable to noncontrolling interests	2,014	1,833	2,491
Net income (loss) attributable to Quorum Health Corporation	$(200,248)	$(114,190)	$(347,688)

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(6.91)	$(4.06)	$(12.24)
Weighted-average shares outstanding:
Basic and diluted	28,976,122	28,113,566	28,413,247

See accompanying notes

QUORUM HEALTH CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Year Ended December 31,
	2018	2017	2016

Net income (loss)	$(198,234)	$(112,357)	$(345,197)
Amortization and recognition of unrecognized pension cost (credit) components, net of income taxes	2,715	804	(2,760)
Comprehensive income (loss)	(195,519)	(111,553)	(347,957)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2,014	1,833	2,491
Comprehensive income (loss) attributable to Quorum Health Corporation	$(197,533)	$(113,386)	$(350,448)

See accompanying notes

QUORUM HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value per Share and Shares)

	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$3,203	$5,617
Patient accounts receivable, net of allowance for doubtful accounts of $352,509 at December 31, 2017	322,608	343,145
Inventories	45,646	53,459
Prepaid expenses	19,683	21,167
Due from third-party payors	63,443	97,202
Current assets of hospitals held for sale	—	8,112
Other current assets	36,405	47,440
Total current assets	490,988	576,142
Property and equipment, at cost	1,287,329	1,405,184
Less: Accumulated depreciation and amortization	(727,891)	(729,905)
Total property and equipment, net	559,438	675,279
Goodwill	401,073	409,229
Intangible assets, net	48,289	64,850
Long-term assets of hospitals held for sale	—	7,734
Other long-term assets	74,306	95,607
Total assets	$1,574,094	$1,828,841

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,697	$1,855
Accounts payable	143,917	171,250
Accrued liabilities:
Accrued salaries and benefits	76,908	77,803
Accrued interest	10,024	10,466
Due to third-party payors	45,852	47,705
Current liabilities of hospitals held for sale	—	2,577
Other current liabilities	43,336	43,687
Total current liabilities	321,734	355,343
Long-term debt	1,191,777	1,212,035
Deferred income tax liabilities, net	6,736	7,774
Other long-term liabilities	126,499	137,954
Total liabilities	1,646,746	1,713,106
Redeemable noncontrolling interests	2,278	2,325
Commitments and Contingencies (Note 18)
Equity:
Quorum Health Corporation stockholders' equity (deficit):
Preferred stock, $0.0001 par value per share; 100,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value per share; 300,000,000 shares authorized; 31,521,398 shares issued and outstanding at December 31, 2018 and 30,294,895 shares issued and outstanding at December 31, 2017	3	3
Additional paid-in capital	557,309	549,610
Accumulated other comprehensive income (loss)	759	(1,956)
Accumulated deficit	(648,464)	(448,216)
Total Quorum Health Corporation stockholders' equity (deficit)	(90,393)	99,441
Nonredeemable noncontrolling interests	15,463	13,969
Total equity (deficit)	(74,930)	113,410
Total liabilities and equity	$1,574,094	$1,828,841

See accompanying notes

QUORUM HEALTH CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY (DEFICIT)

(In Thousands, Except Shares)

		Quorum Health Corporation Stockholders' Equity
					Accumulated
	Redeemable			Additional	Other			Nonredeemable	Total
	Noncontrolling	Common Stock		Paid-in	Comprehensive	Accumulated	Parent's	Noncontrolling	Equity
	Interests	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	(Deficit)

Balances at December 31, 2015	$8,958	—	$—	$—	$—	$—	$3,184	$12,759	$15,943
Comprehensive income (loss)	(1,064)	—	—	—	(2,760)	(334,026)	(13,662)	3,555	(346,893)
Transfers to Parent (prior to the Spin-off)	—	—	—	—	—	—	13,662	—	13,662
Changes in equity related to the Spin-off	—	28,412,054	3	530,559	—	—	(3,137)	—	527,425
Stock-based compensation expense	—	1,072,987	—	7,441	—	—	—	—	7,441
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(2,991)	—	(13)	—	—	—	—	(13)
Cash distributions to noncontrolling investors	(386)	—	—	—	—	—	—	(2,464)	(2,464)
Purchases of shares from noncontrolling investors	(102)	—	—	—	—	—	19	(18)	1
Reclassifications of noncontrolling interests	(609)	—	—	—	—	—	—	609	609
Adjustments to redemption values of redeemable noncontrolling interests	142	—	—	(76)	—	—	(66)	—	(142)
Noncontrolling interest in acquired entity	(132)	—	—	—	—	—	—	—	—
Balances at December 31, 2016	6,807	29,482,050	3	537,911	(2,760)	(334,026)	—	14,441	215,569
Comprehensive income (loss)	(1,218)	—	—	—	804	(114,190)	—	3,051	(110,335)
Changes in equity related to the Spin-off	—	—	—	1,563	—	—	—	—	1,563
Stock-based compensation expense	—	1,031,753	—	9,952	—	—	—	—	9,952
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(218,908)	—	(1,508)	—	—	—	—	(1,508)
Cash distributions to noncontrolling investors	(42)	—	—	—	—	—	—	(3,809)	(3,809)
Reclassifications of noncontrolling interests	(363)	—	—	—	—	—	—	363	363
Redemption of shares from noncontrolling interests	(3,402)	—	—	2,235	—	—	—	(77)	2,158
Adjustments to redemption values of redeemable noncontrolling interests	543	—	—	(543)	—	—	—	—	(543)
Balances at December 31, 2017	2,325	30,294,895	3	549,610	(1,956)	(448,216)	—	13,969	113,410
Comprehensive income (loss)	(914)	—	—	—	2,715	(200,248)	—	2,928	(194,605)
Stock-based compensation expense	—	1,616,707	—	10,663	—	—	—	—	10,663
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(390,204)	—	(1,996)	—	—	—	—	(1,996)
Cash distributions to noncontrolling investors	(101)	—	—	—	—	—	—	(1,434)	(1,434)
Adjustments to redemption values of redeemable noncontrolling interests	968	—	—	(968)	—	—	—	—	(968)
Balances at December 31, 2018	$2,278	31,521,398	$3	$557,309	$759	$(648,464)	$—	$15,463	$(74,930)

See accompanying notes

QUORUM HEALTH CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2018	2017	2016

Cash flows from operating activities:
Net income (loss)	$(198,234)	$(112,357)	$(345,197)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	67,994	82,155	117,288
Non-cash interest expense	8,733	5,770	2,496
Provision for (benefit from) deferred income taxes	(1,280)	(22,137)	(56,339)
Stock-based compensation expense	10,663	9,952	7,441
Impairment of long-lived assets and goodwill	77,138	47,281	291,870
Loss (gain) on sale of hospitals, net	9,005	(5,243)	2,150
Non-cash portion of loss on hospital closures	6,394	—	—
Changes in reserves for self-insurance claims, net of payments	19,678	22,519	27,994
Changes in reserves for legal, professional and settlement costs, net of payments	—	(3,651)	3,651
Other non-cash expense (income), net	959	190	(575)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Patient accounts receivable, net	25,977	29,091	10,205
Due from and due to third-party payors, net	31,906	24,201	7,005
Inventories, prepaid expenses and other current assets	15,156	673	1,457
Accounts payable and accrued liabilities	(33,860)	(14,743)	20,760
Long-term assets and liabilities, net	(725)	3,269	(9,120)
Net cash provided by (used in) operating activities	39,504	66,970	81,086

Cash flows from investing activities:
Capital expenditures for property and equipment	(45,882)	(61,530)	(79,920)
Capital expenditures for software	(2,662)	(6,898)	(7,269)
Acquisitions, net of cash acquired	(121)	(1,920)	(785)
Proceeds from the sale of hospitals	40,848	32,081	13,746
Other investing activities	(489)	—	1,082
Net cash provided by (used in) investing activities	(8,306)	(38,267)	(73,146)

Cash flows from financing activities:
Borrowings under revolving credit facilities	490,000	508,000	50,000
Repayments under revolving credit facilities	(476,000)	(508,000)	(50,000)
Borrowings of long-term debt	105	376	1,256,281
Repayments of long-term debt	(41,918)	(39,195)	(15,222)
Increase in Due to Parent, net	—	—	24,796
Payments of debt issuance costs	(2,268)	(3,119)	(29,146)
Cash paid to Parent related to the Spin-off	—	—	(1,217,336)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	(1,996)	(1,508)	(13)
Cash distributions to noncontrolling investors	(1,535)	(3,851)	(2,850)
Purchases of shares from noncontrolling investors	—	(1,244)	(101)
Net cash provided by (used in) financing activities	(33,612)	(48,541)	16,409

Net change in cash and cash equivalents	(2,414)	(19,838)	24,349
Cash and cash equivalents at beginning of period	5,617	25,455	1,106
Cash and cash equivalents at end of period	$3,203	$5,617	$25,455

Supplemental cash flow information:
Interest payments, net	$120,025	$125,775	$90,909
Income tax payments, net (after the Spin-off)	600	196	—
Non-cash purchases of property and equipment under capital lease obligations	—	54	6,579

See accompanying notes

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF THE BUSINESS AND THE SPIN-OFF

Description of the Business

The principal business of Quorum Health Corporation, a Delaware corporation, and its subsidiaries (collectively, “QHC” or the “Company”) is to provide hospital and outpatient healthcare services in its markets across the United States. As of December 31, 2018, the Company owned or leased a diversified portfolio of 27 hospitals in rural and mid-sized markets, which are located in 14 states and have a total of 2,604 licensed beds. The Company provides outpatient healthcare services through its hospitals and affiliated facilities, including urgent care centers, diagnostic and imaging centers, physician clinics and surgery centers. The Company’s wholly-owned subsidiary, Quorum Health Resources, LLC (“QHR”), provides hospital management advisory and healthcare consulting services to non-affiliated hospitals located throughout the United States. Over 95% of the Company’s net operating revenues for each of the years ended December 31, 2018, 2017 and 2016 are attributable to its hospital operations business.

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

In connection with the Spin-off, QHC and CHS entered into a Separation and Distribution Agreement, a Tax Matters Agreement and an Employee Matters Agreement on April 29, 2016, which, collectively, governed or continue to govern the allocation of employees, assets and liabilities that were transferred to QHC from CHS, including but not limited to investments, working capital, property and equipment, employee benefits and deferred tax assets and liabilities. In addition, QHC and CHS entered into various transition services agreements and other ancillary agreements that govern certain relationships and activities of QHC and CHS for five years following the Spin-off. See Note 17 — Related Party Transactions for additional information on the agreements that exist between QHC and CHS after the Spin-off.

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

Prior to its separation from CHS on April 29, 2016, QHC did not operate as a separate company and stand-alone financial statements were not historically prepared; however, QHC was comprised of certain stand-alone legal entities for which discrete financial information was available under CHS’ ownership. The accompanying consolidated and combined financial statements include amounts and disclosures for QHC that have been derived from the consolidated financial statements and accounting records of CHS for the periods prior to the Spin-off in combination with the amounts and disclosures related to the stand-alone financial statements and accounting records of QHC after the Spin-off. The accompanying consolidated and combined financial statements may not necessarily be indicative of the results of operations, financial position and cash flows of QHC in the future or those that would have occurred had the Company operated on a stand-alone basis during the entirety of the periods presented herein. See Note 17 — Related Party Transactions for additional information on the carve-out of financial information from CHS.

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

Revenues and Accounts Receivable

Adoption of ASC Topic 606 “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”) applying the modified retrospective method to all contracts existing on January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under ASC 605. The key impacts on the Company’s consolidated and combined financial statements include the following:

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

Revenue Recognition

The Company reports revenues from patient services at its hospitals and affiliated facilities at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient care. These amounts are due from patients, governmental programs and third-party payors such as Medicare, Medicaid, health maintenance organizations, preferred provider organizations, private insurers and others, and include variable consideration for retroactive revenue adjustments due to settlements of audits, reviews and investigations. Generally, the Company bills the patient and third-party payors several days after the services are performed or the patient is discharged. Revenue is recognized as the performance obligations are satisfied. Billings and collections are outsourced to CHS under the transition services agreements that were entered into in connection with the Spin-off. See Note 17 — Related Party Transactions for additional information on these agreements.

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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

The following table provides a summary of net operating revenues by payor source (dollars in thousands):

	Year Ended December 31,
	2018		2017		2016
	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total

Medicare	$532,097	28.3%	$613,846	29.6%	$629,303	29.4%
Medicaid	352,111	18.7%	417,656	20.2%	430,609	20.1%
Managed care and commercial plans	754,572	40.2%	788,943	38.1%	813,565	38.0%
Self-pay and self-pay after insurance	157,435	8.4%	154,402	7.4%	159,914	7.6%
Non-patient	82,374	4.4%	97,323	4.7%	105,076	4.9%
Total net operating revenues	$1,878,589	100.0%	$2,072,170	100.0%	$2,138,467	100.0%
The table above includes a $21.0 million change in estimate the Company recorded as of December 31, 2017 to reduce the net realizable value of patient accounts receivable due to a more comprehensive and disaggregate level and refined our estimate of the collectability of self-pay accounts receivable related to insured patients, primarily co-pays and deductibles. The Company’s analysis also included an evaluation of patient accounts receivable retained in the divestiture of six of our seven divested hospitals as of December 31, 2017.

The table above also includes an $22.8 million change in estimate the Company recorded as of December 31, 2016 to reduce the net realizable value of patient accounts receivable due to increasing delays associated with collections on accounts receivable under the Illinois Medicaid program and the assessment of collectability of managed care and commercial accounts receivable aged greater than one year based on the Company’s review of historical cash collections for these accounts.

Contractual Allowances and Discounts

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

Contractual adjustments, or differences in standard billing rates and the payments derived from contractual terms with governmental and non-governmental third-party payors, are recorded based on management’s best estimates in the period in which

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

services are performed and a payment methodology is established with the patient. Recorded estimates for past contractual adjustments are subject to change, in large part, due to ongoing contract negotiations and regulation changes, which are typical in the U.S. healthcare industry. Revisions to estimates are recorded as contractual adjustments in the periods in which they become known and may be subject to further revisions. In addition, the contracts the Company has with commercial insurance payors may provide for retroactive audit and review of claims. Subsequent changes in estimates for third-party payors that are determined to be the result of an adverse change in a payor’s ability to pay are recorded as bad debt expense. Bad debt expense for the year ended December 31, 2018 was not material and is included in other operating expenses in the Company’s consolidated statements of income. Billing and collections are outsourced to CHS under certain transition services agreements that were put in place by CHS in connection with the Spin-off. The Company’s contractual adjustments are impacted by the timing and ability of CHS to monitor the classification and collection of the Company’s patient accounts receivable. Self-pay and other payor discounts are incentives offered by the Company to uninsured or underinsured patients and other payors to reduce their costs of healthcare services.

Third-Party Program Reimbursements

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical experience, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as new information becomes available, or as years are settled or are no longer subject to such audits, reviews, and investigations. Previous program reimbursements and final cost report settlements are included in due from and due to third-party payors in the consolidated balance sheets. Net adjustments arising from a change in the transaction price for estimated cost report settlements favorably (unfavorably) impacted net operating revenues by $(0.3) million, $2.0 million and $(5.8) million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The following table provides a summary of the components of amounts due from and due to third-party payors, as presented in the consolidated balance sheets (in thousands):

	December 31,
	2018	2017

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$14,374	$17,383
State supplemental payment programs	49,069	79,819
Total amounts due from third-party payors	$63,443	$97,202

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$32,174	$33,163
State supplemental payment programs	13,678	14,542
Total amounts due to third-party payors	$45,852	$47,705

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of the portion of Medicaid reimbursements included in the consolidated and combined statements of income that are attributable to state supplemental payment programs (in thousands):

	Year Ended December 31,
	2018	2017	2016

Medicaid state supplemental payment program revenues	$200,036	$211,448	$220,389
Provider taxes and other expenses	74,709	75,388	76,616
Reimbursements attributable to state supplemental payment programs, net of expenses	$125,327	$136,060	$143,773

The California Department of Health Care Services administers the Hospital Quality Assurance Fee (“HQAF”) program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients. Under the HQAF program, the Company recognized $25.9 million, $22.0 million and $34.4 million of operating revenues, net of provider taxes, for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company recognized $7.3 million of Medicaid revenues in the year ended December 31, 2018 related to the sale of Illinois property tax credits. Recognition of the benefit from the Illinois credits was previously recognized as a reduction in other operating expenses; however, the Company determined that the Illinois property tax credits operate as a supplemental payment program for uncompensated charity care. For the years ended December 31, 2017 and 2016, the Company recognized $7.8 million and $8.0 million, respectively, from the sale of Illinois property tax credits as a direct reduction to other operating expenses.

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

Charity Care

In the ordinary course of business, the Company provides services to patients who are financially unable to pay for hospital care. The related charges for those patients who are financially unable to pay that otherwise do not qualify for reimbursement from a governmental program are classified as charity care. The Company determines amounts that qualify for charity care primarily based on the patient’s household income relative to the poverty level guidelines established by the federal government. The Company’s policy is to not pursue collections for such amounts; therefore, the related charges are recorded in operating revenues at the standard billing rates and fully offset in contractual allowances. The Company’s gross amounts of charity care revenues were $33.0 million, $34.0 million and $34.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company estimates the cost of providing charity care services utilizing a ratio of cost to gross charges and applying this ratio to the gross charges associated with providing care to charity patients for the period. The estimated costs of providing charity care services was $5.5 million, $5.6 million and $5.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. To the extent the Company receives reimbursement from any of the various governmental assistance programs to subsidize its care of indigent patients, the Company excludes the charges for such patients from the cost of care provided under its charity care program.

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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

Collections are impacted by the economic ability of patients to pay, the effectiveness of CHS’ billing and collection efforts, including their current policies on collections, and the ability of the Company to further attempt collection efforts. Billings and collections are outsourced to CHS under the transition services agreements that were established with the Spin-off. See Note 17 — Related Party Transactions for additional information on these agreements.

The following table provides a summary of the changes in the allowance for doubtful accounts (in thousands):

	December 31,
	2018	2017	2016

Balance at beginning of period	$352,509	$360,796	$346,507
Provision for bad debts	—	255,485	280,586
Amounts written off, net of recoveries	—	(263,772)	(266,297)
Impact of adoption of ASC 606	(352,509)	—	—
Balance at end of period	$—	$352,509	$360,796

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

Concentration of Credit Risk

The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s hospitals and affiliated outpatient facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s markets and non-governmental third-party payors, Medicare receivables are a significant concentration of credit risk. Accounts receivable, net of contractual allowances, from Medicare were $58.2 million and $66.6 million, or 18.0% and 18.2% of total patient accounts receivable, net as of December 31, 2018 and 2017, respectively. Additionally, the Company believes Illinois Medicaid represents a concentration of credit risk to the Company due to the fiscal problems in the state of Illinois that affect the timing and extent of payments due to providers which are administered by the state of Illinois under the Medicaid program. The Company’s accounts receivable, net of contractual allowances, from Illinois Medicaid were $24.5 million and $28.8 million, or 7.6% and 7.9% of total patient accounts receivable, net as of December 31, 2018 and 2017, respectively. The Company’s state supplemental program receivables from Illinois Medicaid were less than $0.1 million and $22.9 million, or less than 0.1% and 23.5% of total due from third-party payors, as of December 31, 2018 and 2017, respectively. In addition, the Company believes California state supplemental program receivables represent a concentration of credit due to the timing and extent of the receivables. The Company’s state supplemental program receivables from California Medicaid were $37.8 million and $48.4 million, or 59.6% and 49.8% of total due from third-party payors, as of December 31, 2018 and 2017, respectively.

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

The following table provides a summary of the states in which the Company generates more than 5% of total net patient revenues as determined in each year (dollars in thousands):

	Number of	Year Ended December 31,
	Hospitals at	2018		2017		2016
	December 31, 2018	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total

Illinois	8	$732,178	40.8%	$755,009	38.2%	$752,462	37.0%
Oregon	1	238,336	13.3%	212,842	10.8%	202,840	10.0%
California	2	179,653	10.0%	182,030	9.2%	185,984	9.1%
Kentucky	3	116,466	6.5%	114,568	5.8%	114,014	5.6%

Other Operating Expenses

The following table provides a summary of the major components of other operating expenses (in thousands):

	Year Ended December 31,
	2018	2017	2016

Purchased services	$153,155	$168,711	$180,672
Taxes and insurance	131,840	131,734	129,775
Medical specialist fees	105,674	111,840	106,803
Transition services agreements and allocations from Parent	51,190	63,470	66,441
Repairs and maintenance	36,954	41,048	42,986
Utilities	23,660	27,324	29,833
Management fees from CHS	—	—	11,792
Other miscellaneous operating expenses	72,560	78,936	77,500
Total other operating expenses	$575,033	$623,063	$645,802

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

See Note 17 — Related Party Transactions for additional information on the allocated costs from CHS.

General and Administrative Costs

Substantially all of the Company’s operating costs and expenses are “cost of revenues” items. Operating expenses that could be classified as general and administrative by the Company are costs related to corporate office functions, including, but not limited to tax, treasury, audit, risk management, legal, investor relations and human resources. These costs are primarily salaries and benefits expenses associated with these corporate office functions. General and administrative costs of the Company were $65.9 million, $52.7 million and $55.2 million during the years ended December 31, 2018, 2017 and 2016, respectively. Prior to the Spin-off, the majority of these costs were allocations from CHS. See Note 17 — Related Party Transactions for additional information on the allocated costs from CHS. General and administrative costs of the Company include severance costs at the corporate office of $7.8 million, $0.6 million and $0.1 million as of December 31, 2018, 2017 and 2016, respectively.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Electronic Health Records Incentives Earned

Pursuant to the Health Information Technology for Economic and Clinical Health Act (“HITECH”), the Company receives incentive payments under the Medicare and Medicaid programs for its eligible hospitals and physician clinics that demonstrate meaningful use of certified Electronic Health Records (“EHR”) technology. EHR incentive payments are subject to audit and potential recoupment if it is determined that the applicable meaningful use standards were not met. EHR incentive payments are also subject to retrospective adjustment because the cost report data upon which the incentive payments are based is further subject to audit. The Company utilizes a gain contingency model to recognize EHR incentive payments. When the recognition criteria have been fully met, the Company recognizes the income from EHR incentives payments as a part of operating costs and expenses in the consolidated and combined statements of income. Medicaid EHR incentive payments are calculated based on prior period Medicare cost report information available at the time when eligible hospitals demonstrate meaningful use of certified EHR technology. Medicare EHR incentive payments are calculated when eligible hospitals demonstrate meaningful use of certified EHR technology and the information for the applicable full Medicare cost report year used to determine the final incentive payment is available. The Company incurs both capital expenditures and operating expenses in connection with the implementation of EHR technology initiatives. The amounts and timing of these expenditures does not directly correlate with the timing of the Company’s receipt or recognition of EHR incentive payments as earned. The Company recognized $1.0 million, $4.7 million and $11.5 million in EHR incentive payments under the Medicare and Medicaid HITECH Act programs, as a reduction to expense in our consolidated and combined statements of income for the years ended December 31, 2018, 2017 and 2016, respectively. The Company’s eligible hospital incentive payments have ended as of December 31, 2018. The Company’s eligible physician clinic incentive payments will continue to decline and will end by December 31, 2021.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs in the consolidated and combined statements of income primarily include legal costs and related settlements, if any, associated with arbitration costs, regulatory claims, government investigations into reimbursement payments, claims associated with QHR’s hospital management contracts and other litigation matters.

Loss (Gain) on Sale of Hospitals, Net

Loss (gain) on sale of hospitals, net is the loss (gain) incurred by the Company’s divestiture of hospitals and outpatient facilities. It is calculated as the difference between the cash proceeds from the sale and the carrying values of the associated net assets sold at the date of sale, less certain incremental direct selling costs.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the provision for (benefit from) income taxes in the consolidated and combined statements of income in the period that includes the enactment date. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent the Company believes that recovery is not likely, a valuation allowance is established. To the extent the Company establishes a valuation allowance or increases this allowance, the related expense is included in the provision for (benefit from) income taxes in the consolidated and combined statements of income. The Company classifies interest and penalties, if any, related to its tax positions as a component of provision for (benefit from) income taxes. See Note 12 — Income Taxes for information on the separate return method of accounting for income taxes that was used by the Company prior to the Spin-off.

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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

See Note 3 — Impairment of Long-Lived Assets and Goodwill for additional information related to impairment recorded in the consolidated and combined statements of income for the years ended December 31, 2018, 2017 and 2016.

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

See Note 18 — Commitments and Contingencies for information related to the portion of the Company’s insurance reserves for professional and general liability and workers’ compensation liability that are indemnified by CHS.

Self-Insured Employee Health Benefits

The Company is self-insured for substantially all of the medical benefits of its employees. The Company maintains a liability for its current estimate of incurred but not reported employee health claims based on historical claims data provided by third-party administrators. The undiscounted reserve for self-insured employee health benefits was $10.4 million and $8.8 million as of December 31, 2018 and 2017, respectively, and is included in accrued salaries and benefits in the consolidated balance sheets. Expense each period is based on the actual claims received during the period plus the impact of any adjustment to the liability for incurred but not reported employee health claims.

Debt Issuance Costs and Discounts

The Company recognizes debt issuance costs as a reduction to the related debt liability on the consolidated balance sheet, consistent with the accounting treatment for debt discounts. Amortization of debt issuance costs and debt discounts are each recorded as non-cash interest expense over the life of the respective debt instrument.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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

Assets and Liabilities of Hospitals Held for Sale

The Company reports separately from other assets in the consolidated balance sheets those assets that meet the criteria for classification as held for sale. Generally, assets that meet the criteria include those for which the carrying amount will be settled principally through a sale transaction rather than through continuing use. The asset must be available for immediate sale in its present condition, subject to usual or customary terms, and the sale must be probable to occur in the next 12 months. Similarly, the liabilities of a disposal group are classified as held for sale upon meeting these criteria. Immediately following classification as held for sale, the Company remeasures these assets and liabilities and adjusts the value to the lesser of the carrying amount or fair value less costs to sell. The assets and liabilities classified as held for sale are no longer depreciated or amortized into expense. The carrying values of assets classified as held for sale are reported net of impairment in the consolidated balance sheets. See Note 3 — Impairment of Long-Lived Assets and Goodwill for additional information on impairment recorded during the years ended December 31, 2018, 2017 and 2016.

Stock-Based Compensation

The Company issues restricted stock awards to key employees and directors and recognizes stock-based compensation expense over each of the restricted stock award’s requisite service periods based on the estimated grant date fair value of each restricted stock award. See Note 15 — Stock-Based Compensation for additional information related to stock-based compensation.

Benefit Plans

The Company maintains various benefit plans, including defined contribution plans, deferred compensation plans, a supplemental executive retirement plan and a defined benefit plan, for which certain of the Company’s subsidiaries are the plan sponsors. Prior to the Spin-off, QHC was allocated a portion of CHS’ benefit costs under its defined contribution plans. The allocation was based on specific identification for plans associated exclusively with QHC hospitals and on QHC’s proportional share of employees covered under all other applicable plans. Benefits costs are recorded as salaries and benefits in the consolidated and combined statements of income for both the periods prior to and subsequent to the Spin-off. The cumulative liability for these benefit costs is recorded in other long-term liabilities on the consolidated balance sheets.

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

See Note 16 — Benefit Plans for additional information on the Company’s individual plans.

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

Segment Reporting

The principal business of the Company is to provide healthcare services at its hospitals and outpatient service facilities. The Company’s only other line of business is the hospital management advisory and healthcare consulting services it provides through QHR. The Company has determined that its hospital operations business and QHR business meets the criteria for separate segment reporting. The Company’s corporate functions have been reported in the all other reportable segment. See Note 14 — Segments.

New Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to provide guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is accounted for as a service contract. This ASU requires entities to account for such costs consistent with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that adoption of this ASU will have on its consolidated financial position and results of operations.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income, which allows for reclassification from accumulated other comprehensive income to retained earnings of the stranded tax effects in accumulated other comprehensive income resulting from the enactment of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) and corresponding accounting treatment recorded in the fourth quarter of 2017. The ASU is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a significant impact on its consolidated balance sheet.

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

In February 2016, the FASB issued ASU Topic 842, related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. The Company adopted ASU Topic 842 effective January 1, 2019 and elected to apply the available practical expedients on adoption. In preparation for adoption of the standard, the Company has implemented internal controls and key system functionality to enable the preparation of financial information. The adoption of ASC Topic 842 will have a material impact on the Company’s consolidated balance sheets, but will not have a material impact on the Company’s consolidated and combined income statements. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases, while the accounting for capital leases remains substantially unchanged. The adoption of ASC Topic 842 will result in the recognition of ROU assets and lease liabilities for operating leases of approximately $93 million and $95 million, respectively, as of January 1, 2019.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 — IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

2018 Impairment

During the three months ended December 31, 2018, the Company evaluated the fair value of hospitals intended for divestiture. In connection with this evaluation, the Company recognized long-lived asset impairment of $4.9 million during the three months ended December 31, 2018, which consisted of $4.8 million of property and equipment and $0.1 million of capitalized software costs.

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

For step two goodwill impairment testing, the Company engaged a professional valuation firm to perform a hypothetical purchase price valuation of each of its hospitals utilizing a September 30, 2016 measurement date. The results of the third-party valuation, which was completed in the fourth quarter of 2016, indicated that the carrying values of certain of the Company’s individual hospitals exceeded their fair values. Considering these results to be an indicator of potential impairment and to assess whether any additional impairment of long-lived assets existed, the Company utilized a September 30, 2016 measurement date to perform an analysis of

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

undiscounted cash flows for each hospital in which an indicator of impairment was identified. Based on the results of these analyses, the Company recorded impairment of $82.7 million related to long-lived assets at certain hospitals and a downward adjustment to its previously recorded goodwill impairment estimate of $80 million in the fourth quarter of 2016. The net impact to the Company’s consolidated and combined income statements was $2.7 million of additional impairment in the fourth quarter of 2016 beyond the initial estimate of $200 million estimate recorded as the preliminary step-two calculation in the second quarter of 2016.

In addition to the above, the Company experienced a decline in operating results at several hospitals in the fourth quarter of 2016. This led management to perform additional testing for impairment using a December 31, 2016 measurement date. As a result of this analysis, the Company recorded additional impairment of $38.8 million related to long-lived assets in the fourth quarter of 2016.

NOTE 4 — ACQUISITIONS AND DIVESTITURES

Acquisitions

During the years ended December 31, 2018, 2017 and 2016, the Company acquired operating assets and the related businesses of certain physician practices, clinics and other ancillary businesses that operate within communities served by the Company’s hospitals.

The following table provides a summary of the combined purchase price allocation by year for the Company’s acquisitions (in thousands):

	Year Ended December 31,
	2018	2017	2016

Current assets	$—	$142	$(343)
Property and equipment	44	695	851
Goodwill	77	1,211	129
Liabilities	—	(128)	16
Noncontrolling interests	—	—	132
Total consideration paid or allocated from CHS	$121	$1,920	$785

The table above includes adjustments to estimated amounts recognized, if any, that were recorded by the Company within the measurement period from the date of the respective acquisition.

Divestitures

McKenzie Regional Hospital

On September 30, 2018, the Company sold 45-bed McKenzie Regional Hospital and its affiliated facilities (“McKenzie”), located in McKenzie, Tennessee, for proceeds of $1.7 million. For the years ended December 31, 2018, 2017 and 2016, the Company’s operating results included pre-tax losses of $6.9 million, $4.2 million and $3.8 million, respectively, related to McKenzie. In addition to the above, the Company recorded a $0.8 million loss on the sale of McKenzie in the twelve months ended December 31, 2018, which included a write-off of allocated goodwill of $0.4 million.

Clearview Regional Medical Center

On March 31, 2018, the Company sold 77-bed Clearview Regional Medical Center and its affiliated facilities (“Clearview”), located in Monroe, Georgia, for proceeds of $37.4 million. For the years ended December 31, 2018, 2017 and 2016, the Company’s operating results included pre-tax losses of $6.4 million, $4.0 million and $0.7 million, respectively, related to Clearview. In addition to the above, the Company recorded a $7.8 million loss on the sale of Clearview in the twelve months ended December 31, 2018, which included a write-off of allocated goodwill of $9.4 million.

Vista Medical Center West

On March 1, 2018, the Company sold 70-bed Vista Medical Center West and its affiliated facilities (“Vista West”), located in Waukegan, Illinois, for proceeds of $1.2 million. For the years ended December 31, 2018, 2017 and 2016, the Company’s operating results included pre-tax gains (losses) of $(2.5) million, $(2.3) million, and $4.9 million, respectively, related to Vista West. In addition, the Company recorded impairment to property, equipment and capitalized software costs of $11.1 million and $4.1 million related to Vista West during the years ended December 31, 2017 and 2016, respectively. In addition to the above, the Company recorded a $0.2 million loss on the sale of Vista West in the twelve months ended December 31, 2018.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Affinity Medical Center

On January 5, 2018, the Company announced plans to close Affinity Medical Center (“Affinity”) located in Massillon, Ohio. Subsequent to January 5, 2018, the Company’s affiliates entered into an agreement with the City of Massillon related to the closure whereby all of the owned real property and a portion of the related tangible assets located at the hospital would be transferred to the City of Massillon in exchange for nominal consideration and the City of Massillon’s assumption of certain ongoing real property lease obligations and equipment lease obligations. Operations ceased on February 11, 2018 and the Company transferred the agreed-upon assets to the City of Massillon on May 16, 2018. For the twelve months ended December 31, 2018, 2017 and 2016, the Company’s operating results included pre-tax losses of $23.2 million, $12.2 million and $11.1 million respectively, related to Affinity. Included in the pre-tax loss for the twelve months ended December 31, 2018 was $18.7 million of closure costs related to the closure of Affinity which included $8.1 million of severance and salary continuation costs, $5.0 million in losses associated with the disposal of assets that have no future value to the Company and $5.6 million of other costs and fees related to termination of contracts and other miscellaneous costs. In addition, beyond 2018, the Company is obligated to maintain patient health records for approximately 18 years with an estimated annual cost of $0.3 million.

NOTE 5 — PROPERTY AND EQUIPMENT

The following table provides a summary of the components of property and equipment (in thousands):

	December 31,
	2018	2017

Property and equipment, at cost:
Land and improvements	$49,637	$70,731
Building and improvements	723,345	790,619
Equipment and fixtures	498,139	529,150
Construction in progress	16,208	14,684
Total property and equipment, at cost	1,287,329	1,405,184
Less: Accumulated depreciation and amortization	(727,891)	(729,905)
Total property and equipment, net	$559,438	$675,279

Depreciation expense was $49.3 million, $58.6 million and $83.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. See Note 6 — Goodwill and Intangible Assets for information on amortization expense recorded for property and equipment held under capital lease obligations. The total amount of assets held under capital lease obligations, at cost, was $29.3 million and $29.2 million at December 31, 2018 and 2017, respectively, and $23.8 million and $25.6 million, net of accumulated amortization, at December 31, 2018 and 2017, respectively.

Purchases of property and equipment accrued in accounts payable were $4.9 million and $6.8 million as of December 31, 2018 and 2017, respectively.

See Note 3 — Impairment of Long-Lived Assets and Goodwill for information on impairment related to property and equipment recorded in the consolidated and combined statements of income for the years ended December 31, 2018, 2017 and 2016.

NOTE 6— GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table provides a summary of the changes in goodwill (in thousands):

	December 31,
	2018	2017

Balance at beginning of period	$409,229	$416,833
Acquisitions	77	1,211
Divestitures	(9,826)	(5,293)
Reclass (to) from held for sale	1,593	(1,593)
Impairment	—	(1,929)
Balance at end of period	$401,073	$409,229

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Goodwill related to the hospital operations reporting unit was $367.8 million and $375.9 million as of December 31, 2018 and December 31, 2017, respectively. Goodwill related to the hospital management advisory and healthcare consulting services reporting unit was $33.3 million at both December 31, 2018 and December 31, 2017. Goodwill related to divestitures was associated with the sale of McKenzie and Clearview. See Note 4 — Acquisitions and Divestitures for additional information on the divestitures of McKenzie and Clearview. Total accumulated goodwill impairment losses were $126.9 million for both December 31, 2018 and 2017.

See Note 3 — Impairment of Long-Lived Assets and Goodwill for additional information on impairment to goodwill recorded by the Company during the years ended December 31, 2018, 2017 and 2016.

Intangible Assets

The following table provides a summary of the components of intangible assets (in thousands):

	December 31,
	2018	2017

Finite-lived intangible assets:
Capitalized software costs:
Cost	$145,795	$159,449
Accumulated amortization	(111,658)	(111,661)
Capitalized software costs, net	34,137	47,788
Physician guarantee contracts:
Cost	5,008	7,489
Accumulated amortization	(2,679)	(4,290)
Physician guarantee contracts, net	2,329	3,199
Other finite-lived intangible assets:
Cost	43,221	43,376
Accumulated amortization	(36,512)	(34,668)
Other finite-lived intangible assets, net	6,709	8,708
Total finite-lived intangible assets
Cost	194,024	210,314
Accumulated amortization	(150,849)	(150,618)
Total finite-lived intangible assets, net	$43,175	$59,696

Indefinite-lived intangible assets:
Tradenames	$4,000	$4,000
Medical licenses and other indefinite-lived intangible assets	1,114	1,154
Total indefinite-lived intangible assets	$5,114	$5,154

Total intangible assets:
Cost	$199,138	$215,468
Accumulated amortization	(150,849)	(150,618)
Total intangible assets, net	$48,289	$64,850

During the years ended December 31, 2018 and 2017, the Company recorded $6.1 million and $3.4 million, respectively, of impairment related to capitalized software costs. See Note 3 — Impairment of Long-Lived Assets and Goodwill for additional information on these impairment charges.

As of December 31, 2018, the Company had $1.1 million of capitalized software costs that are currently in the development stage. Amortization of these costs will begin once the software projects are complete and ready for their intended use.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Amortization Expense

The following table provides a summary of the components of amortization expense (in thousands):

	Year Ended December 31,
	2018	2017	2016

Amortization of finite-lived intangible assets:
Capitalized software costs	$10,991	$15,879	$25,193
Physician guarantee contracts	2,391	2,032	3,108
Other finite-lived intangible assets	2,029	2,594	2,866
Total amortization expense related to finite-lived intangible assets	15,411	20,505	31,167
Amortization of leasehold improvements and property and equipment assets held under capital lease obligations	3,301	3,038	3,111
Total amortization expense	$18,712	$23,543	$34,278

As of December 31, 2018, the weighted-average remaining amortization period of the Company’s intangible assets subject to amortization, except for capitalized software costs and physician guarantee contracts, was approximately 3.6 years.

The following table provides a summary of estimated future amortization expense for the next five years and thereafter related to intangible assets (in thousands):

2019	$14,687
2020	12,038
2021	9,853
2022	4,640
2023	887
Thereafter	1,070
Total estimated future amortization expense	$43,175

NOTE 7 — LONG-TERM DEBT

The following table provides a summary of the components of long-term debt (in thousands):

	December 31,
	2018	2017

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$—
Term Loan Facility, maturing 2022	790,751	831,158
ABL Credit Facility, maturing 2021	14,000	—
Senior Notes, maturing 2023	400,000	400,000
Unamortized debt issuance costs and discounts	(35,537)	(42,934)
Capital lease obligations	23,386	24,411
Other miscellaneous debt	874	1,255
Total debt	1,193,474	1,213,890
Less: Current maturities of long-term debt	(1,697)	(1,855)
Total long-term debt	$1,191,777	$1,212,035

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The CS Agreement initially provided for an $880 million senior secured term loan facility (the “Term Loan Facility”) and a $100 million senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Credit Facility”). The Term Loan Facility was issued at a discount of $17.6 million, or 98% of par value, and has a maturity date of April 29, 2022, subject to customary acceleration events and repayment, extension or refinancing. The Revolving Credit Facility has a maturity date of April 29, 2021, subject to certain customary acceleration events and repayment, extension or refinancing. The CS Amendment reduced the Revolving Credit Facility’s capacity from $100 million to $87.5 million until December 31, 2017, at which time the capacity decreased to $75.0 million. The CS Second Amendment further reduced the Revolving Credit Facility’s capacity to $62.5 million through maturity, effective with the amendment executed on March 14, 2018.

The CS Agreement contains customary covenants, including a maximum permitted Secured Net Leverage Ratio, as determined based on 12 month trailing Consolidated EBITDA, as defined in the CS Agreement. On April 11, 2017, the Company executed the CS Amendment with its Senior Credit Facility lenders to amend the calculation of the Secured Net Leverage Ratio beginning July 1, 2017 through maturity, among other provisions. In addition, the CS Amendment raised the minimum Secured Net Leverage Ratio required for the Company to remain in compliance for certain periods, and also changed the calculation of compliance for specified periods. The CS Second Amendment, which was executed on March 14, 2018, amended the Secured Net Leverage Ratio for the period July 1, 2017 through maturity. As of December 31, 2018 and 2017, the Company had a Secured Net Leverage Ratio of 4.38 to 1.00 and 3.87 to 1.00, respectively, implying additional borrowing capacity of $117.1 million as of December 31, 2018.

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
•

Through December 31, 2018, the Company could request to exercise Incremental Term Loan Commitments, as defined in the CS Agreement, only if the Secured Net Leverage Ratio, adjusted for the requested Incremental Term Loan borrowing, was below 3.35 to 1.00. After December 31, 2018, the Company may request to exercise Incremental Term Loan Commitments for the greater of $100 million or an amount which would produce a Secured Net Leverage Ratio of 3.35 to 1.00.

•

Through December 31, 2018, the Company was allowed to incur Permitted Additional Debt, as defined in the CS Agreement, only if the Total Leverage Ratio, adjusted for the Permitted Additional Debt, was below 4.50 to 1.00. After December 31, 2018, the Company may incur Permitted Additional Debt so long as the Total Leverage Ratio, adjusted for the Permitted Additional Debt, is below 5.50 to 1.00.

Prior to the CS Amendment, interest under the Term Loan Facility accrued, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%. Following the CS Amendment, interest under the Term Loan Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. The effective interest rate on the Term Loan Facility was 9.56% as of December 31, 2018. Interest on outstanding borrowings under the Revolving Credit Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS Amendment and the CS Second Amendment.

Borrowings from the Revolving Credit Facility are used for working capital and general corporate purposes. As of December 31, 2018, the Company had no borrowings outstanding on the Revolving Credit Facility and had $13.7 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation liability insurance as security for the payment of claims. As of December 31, 2018, the Company had borrowing capacity under its Revolving Credit Facility of $48.8 million.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

ABL Credit Facility

In connection with the Spin-off, on April 29, 2016, the Company entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among the Company, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. On April 11, 2017, we executed an amendment to the UBS Agreement with its lender party thereto, which aligned the provisions of the UBS Agreement with the CS Amendment. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). The available borrowings from the ABL Credit Facility, which are based on eligible patient accounts receivable, are used for working capital and general corporate purposes. As of December 31, 2018, the Company had $14.0 million of borrowings outstanding on the ABL Credit Facility and borrowing capacity of $103.2 million.

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

Senior Notes

On April 22, 2016, QHC issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations of the Company guaranteed on a senior basis by certain of the Company’s subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months. The effective interest rate on the Senior Notes was 12.49% as of December 31, 2018.

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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

The following table provides a summary of the redemption periods and prices related to the Senior Notes:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

The following table provides a summary of unamortized debt issuance costs and discounts (in thousands):

	December 31,
	2018	2017

Debt issuance costs	$34,533	$32,265
Debt discounts	24,536	24,536
Total debt issuance costs and discounts at origination	59,069	56,801
Less: Amortization of debt issuance costs and discounts	(23,532)	(13,867)
Total unamortized debt issuance costs and discounts	$35,537	$42,934

Capital Lease Obligations and Other Debt

The Company’s debt arising from capital lease obligations primarily relates to its corporate office in Brentwood, Tennessee. As of December 31, 2018 and 2017, this capital lease obligation was $17.2 million and $17.9 million, respectively. The remainder of the Company’s capital lease obligations relate to property and equipment at its hospitals and corporate office. Other debt consists of physician loans and miscellaneous notes payable to banks.

Debt Maturities

The following table provides a summary of debt maturities for each of the next five years and thereafter (in thousands):

2019	$1,697
2020	1,643
2021	15,647
2022	792,152
2023	401,327
Thereafter	16,545
Total debt, excluding unamortized debt issuance costs and discounts	$1,229,011

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Interest Expense, Net

The following table provides a summary of the components of interest expense, net (in thousands):

	Year Ended December 31,
	2018	2017	2016

Senior Credit Facility:
Revolving Credit Facility	$267	$528	$330
Term Loan Facility	71,538	66,111	40,719
ABL Credit Facility	1,432	1,854	342
Senior Notes	46,491	46,516	32,166
Amortization of debt issuance costs and discounts	9,666	8,949	4,918
All other interest expense (income), net	(1,264)	(1,881)	(849)
Total interest expense, net, from long-term debt	128,130	122,077	77,626
Due to Parent, net	—	—	35,814
Total interest expense, net	$128,130	$122,077	$113,440

NOTE 8 — OTHER LONG-TERM ASSETS AND OTHER LONG-TERM LIABILITIES

The following table provides a summary of the major components of other long-term assets (in thousands):

	December 31,
	2018	2017

Receivable for professional and general liability insurance reserves indemnified by CHS	$34,535	$44,377
Assets of deferred compensation plan	14,980	23,052
Receivable for workers' compensation liability insurance reserves indemnified by CHS	12,118	14,545
Other miscellaneous long-term assets	12,673	13,633
Total other long-term assets	$74,306	$95,607

The following table provides a summary of the components of other long-term liabilities (in thousands):

	December 31,
	2018	2017

Professional and general liability insurance reserves	$82,828	$76,993
Workers' compensation liability insurance reserves	16,819	18,558
Benefit plan liabilities	22,712	36,103
Deferred rent	2,354	4,268
Other miscellaneous long-term liabilities	1,786	2,032
Total other long-term liabilities	$126,499	$137,954

See Note 18 — Commitments and Contingencies for additional information about the Company’s insurance reserves and Note 16 — Benefit Plans for additional information about the Company’s benefit plan liabilities.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of the Company’s cash and cash equivalents, patient accounts receivable, amounts due from and due to third-party payors, and accounts payable approximate their fair values due to the short-term maturity of these financial instruments.

The Company recorded impairment related to long-lived assets and goodwill during the years ended December 31, 2018, 2017 and 2016. See Note 3 — Impairment of Long-Lived Assets and Goodwill for additional information on these impairments. The assessment of fair value was based on Level 3 inputs, as the valuation methodologies used to determine impairment were based on internal projections and unobservable inputs. The portion of the impairment related to hospital assets held for sale was determined based on Level 2 inputs, as the valuation methodologies used to determine impairment considered letters of intent received on these hospitals.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of the carrying values and estimated fair values of the Company’s long-term debt (in thousands):

	December 31,
	2018		2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Revolving Credit Facility	$—	$—	$—	$—
Term Loan Facility	790,751	784,821	831,158	838,954
ABL Credit Facility	14,000	14,000	—	—
Senior Notes	400,000	382,984	400,000	393,396
Other debt	24,260	24,260	25,666	25,666
Total long-term debt, excluding debt issuance costs and discounts	$1,229,011	$1,206,065	$1,256,824	$1,258,016

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

The following table provides a summary of the Company’s commitments relating to non-cancellable operating and capital leases for each of the next five years and thereafter (in thousands):

Year Ending December 31,	Operating (1)	Capital

2019	$34,885	$2,549
2020	29,609	2,587
2021	20,098	2,625
2022	12,932	2,328
2023	7,588	6,974
Thereafter	26,469	13,716
Total minimum future payments obligations	$131,581	30,779
Less: Imputed interest		(7,393)
Total capital lease obligations		23,386
Less: Current portion of capital lease obligations		(1,304)
Total long-term capital lease obligations		$22,082

(1)	Minimum lease payments obligations have not been reduced by minimum sublease rentals due in the future of $0.8 million.

NOTE 11 — EQUITY

Preferred Stock

In connection with the Spin-off, the Company authorized 100,000,000 shares of preferred stock, par value of $0.0001 per share. No shares of preferred stock have been issued as of December 31, 2018. The Board has the discretion, subject to limitations prescribed by Delaware law and by its amended and restated certificate of incorporation, to determine the rights, preferences, privileges and

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock, when and if issued.

Common Stock

In connection with the Spin-off, the Company authorized 300,000,000 shares of common stock, par value of $0.0001 per share, and issued 28,412,054 shares of common stock on April 29, 2016 to CHS stockholders of record as of the Record Date, or April 22, 2016. The Company’s common stock began trading on the NYSE on May 2, 2016 under the ticker symbol “QHC.” As of December 31, 2018 and 2017, the Company had 31,521,398 shares and 30,294,895 shares, respectively, of common stock issued and outstanding.

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

Accumulated Deficit

Accumulated deficit of the Company, as shown in the consolidated balance sheets as of December 31, 2018 and 2017, represents the Company’s cumulative net losses since the Spin-off.

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

The following table provides a summary of the components of the provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2018	2017	2016

Current:
Federal	$—	$—	$—
State	433	271	530
Total provision for (benefit from) current income taxes	433	271	530
Deferred:
Federal	(1,340)	(22,540)	(51,177)
State	60	404	(3,228)
Total provision for (benefit from) deferred income taxes	(1,280)	(22,136)	(54,405)
Total provision for (benefit from) income taxes	$(847)	$(21,865)	$(53,875)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, resulting in significant changes from previous law. The most notable change was a reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also provides for other changes which include limitations on the deductibility of interest expense, an increased limitation on the deductibility of executive compensation, and acceleration of depreciation for certain assets placed in service after

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

September 27, 2017. As permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company recorded provisional estimates in its 2017 financial statements for the effects of the Tax Act. The Company recorded a total income tax benefit of $24.0 million as of December 31, 2017 for the estimated impact of the Tax Act using current available information and technical guidance on the interpretations of the Tax Act. The total tax benefit of $24.0 million was comprised of a tax benefit of $10.9 million from the reduction of the Company’s net deferred tax liabilities measured at the new 21% tax rate, and a $13.1 million tax benefit for the reduction in valuation allowance attributable to the net realizability of deferred tax assets. The Company completed its analysis of the Tax Act during 2018 and has included its effects in the consolidated and combined financial statements. Adjustments made during 2018 for the finalization of our analysis were not material to the Company’s consolidated and combined financial statements.

One key aspect of the Tax Act that impacts the Company is the limitation on the deductibility of interest expense. The Tax Act provides that net interest expense is limited to 30% of Adjusted Taxable Income (“ATI”). ATI is defined as taxable income computed without regard to deductions for (1) business interest expense and income, (2) net operating losses allowable under Internal Revenue Code Section 172, and (3) depreciation, amortization, or depletion (for years beginning before January 1, 2022). The Company has calculated an estimated excess interest expense of approximately $91.2 million for 2018 which may be carried forward for an indefinite number of years.

The following table reconciles the provision for (benefit from) income taxes utilizing the statutory federal income tax rate to the Company’s effective income tax rate (dollars in thousands):

	Year Ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%

Provision for (benefit from) income taxes at statutory federal tax rate	$(41,807)	21.0%	$(46,978)	35.0%	$(139,685)	35.0%
State income taxes, net of federal income tax benefit	(11,993)	6.0%	(6,137)	4.6%	(47,749)	12.0%
Net (income) loss attributable to noncontrolling interests	(423)	0.2%	(641)	0.5%	(872)	0.2%
Non-deductible goodwill and Spin-off costs	151	(0.1)%	535	(0.4)%	36,009	(9.0)%
Compensation limited under IRC Section 162(m)	1,887	(0.9)%	—	—%	—	—%
Other permanent items	306	(0.2)%	—	—%	—	—%
Tax credits	(275)	0.1%	—	—%	—	—%
Change in valuation allowance	52,206	(26.2)%	53,470	(39.8)%	94,745	(23.7)%
Change in rate due to Tax Act	—	—%	(10,934)	8.1%	—	—%
Change in valuation allowance due to Tax Act	(845)	0.4%	(13,121)	9.8%	—	—%
All other items	(54)	0.1%	1,941	(1.5)%	3,677	(1.0)%
Total provision for (benefit from) income taxes and effective tax rate	$(847)	0.4%	$(21,865)	16.3%	$(53,875)	13.5%

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement carrying values and tax bases of the Company’s assets and liabilities under the provisions of the enacted tax laws.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of the components of deferred income tax assets and liabilities (in thousands):

	December 31,
	2018		2017
	Assets	Liabilities	Assets	Liabilities

Net operating loss and credit carryforwards	$110,635	$—	$83,879	$—
Property and equipment	—	888	2,039	1,416
Prepaid expenses	—	1,596	—	2,836
Goodwill and intangible assets	—	18,700	—	18,544
Investments in unconsolidated affiliates	162	—	140	—
Accounts receivable	4,667	—	4,928	—
Accrued compensation and recruiting accruals	8,892	519	8,743	828
Other accruals	87	—	175	—
Deferred compensation	8,066	—	9,160	—
Debt issuance costs	—	5,078	—	7,756
Interest limitation	29,334	—	—	—
Insurance and settlement reserves	25,482	—	31,322	—
Total deferred income tax assets and liabilities, before valuation allowance	187,325	26,781	140,386	31,380
Valuation allowance	(167,280)	—	(116,780)	—
Total deferred income tax assets and liabilities	$20,045	$26,781	$23,606	$31,380
Total deferred income tax liabilities, net		$6,736		$7,774

As of December 31, 2018, the Company had federal net operating loss carryforwards of approximately $224 million, $163 million which will begin expiring in 2036 and $61 million of which has an indefinite life. The Company also had state net operating loss carryforwards of approximately $820 million, which generally expire from 2019 to 2038. In addition, the Company has $0.5 million of refundable alternative minimum tax credit carryforwards and $1.1 million of California Enterprise Zone credits. The Company has concluded that it is not more likely than not that it will realize the benefit of its deferred tax assets, and as a result, has recognized a valuation allowance of $167.3 million. With respect to the deferred tax liabilities pertaining to goodwill and intangible assets, as included in the table above, goodwill purchased in connection with certain business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill. As the Company does not expect to realize its state deferred tax assets, it has not recognized the corresponding federal tax benefit, and as such, the amounts presented above for the years ended December 31, 2018 and 2017 do not include the federal tax benefit.

In prior years, the Company concluded that it is not more likely than not that it will realize the benefits of its deferred tax assets. In the current year, the Company’s valuation allowance increased $50.5 million during the year ended December 31, 2018 from $116.8 million to $167.3 million. This change in valuation allowance was comprised of a $52.2 million increase in the valuation allowance that ran through income tax expense, a $0.9 million decrease in valuation allowance that impacted other comprehensive income and a $0.8 million income tax benefit that decreased the valuation allowance related to the Tax Act which allows 2018 net operating losses and deferred tax assets related to limited interest expense to be carried forward indefinitely.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all tax years subject to examination based on management’s evaluation of the facts, circumstances, and information available at the reporting date. The Company is not aware of any unrecognized tax benefits; and therefore has not recorded any such amounts for the years ended December 31, 2018, 2017 and 2016.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 — EARNINGS PER SHARE

The following table provides a summary of the computation of basic and diluted earnings (loss) per share (in thousands, except earnings per share and shares):

	Year Ended December 31,
	2018	2017	2016

Numerator:
Net income (loss)	$(198,234)	$(112,357)	$(345,197)
Less: Net income (loss) attributable to noncontrolling interests	2,014	1,833	2,491
Net income (loss) attributable to Quorum Health Corporation	$(200,248)	$(114,190)	$(347,688)
Denominator:
Weighted-average shares outstanding - basic and diluted	28,976,122	28,113,566	28,413,247

Earnings (loss) per share attributable to Quorum Health Corporation stockholders - basic and diluted	$(6.91)	$(4.06)	$(12.24)

Due to the net loss attributable to Quorum Health Corporation for the years ended December 31, 2018, 2017 and 2016, no incremental shares were included in diluted earnings (loss) per share for these periods because the net effect of the shares would be anti-dilutive.

NOTE 14 — SEGMENTS

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

The following tables provide a summary of financial information related to the Company’s reportable segments (in thousands):

	Year Ended December 31,
	2018	2017	2016

Net operating revenues:
Hospital operations	$1,808,741	$1,987,973	$2,052,751
QHR operations	70,871	80,863	85,533
All other	(1,023)	3,334	183
Total net operating revenues	$1,878,589	$2,072,170	$2,138,467

Adjusted EBITDA:
Hospital operations	$157,512	$175,597	$184,000
QHR operations	17,681	20,599	16,980
All other	(48,798)	(54,351)	(38,058)
Total Adjusted EBITDA	$126,395	$141,845	$162,922

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

	December 31,
	2018	2017

Assets:
Hospital operations	$1,453,693	$1,687,576
QHR operations	55,823	61,752
All other	64,578	79,513
Total assets	$1,574,094	$1,828,841

The following table provides a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable U.S. GAAP financial measure (in thousands):

	Year Ended December 31,
	2018	2017	2016

Adjusted EBITDA	$126,395	$141,845	$162,922
Interest expense, net	(128,130)	(122,077)	(113,440)
(Provision for) benefit from income taxes	847	21,865	53,875
Depreciation and amortization	(67,994)	(82,155)	(117,288)
Legal, professional and settlement costs	(11,974)	(6,001)	(7,342)
Impairment of long-lived assets and goodwill	(77,138)	(47,281)	(291,870)
(Loss) gain on sale of hospitals, net	(9,005)	5,243	(2,150)
Loss on closure of hospitals, net	(18,673)	—	—
Transition of transition services agreements	(3,207)	—	—
Transaction costs related to the Spin-off	—	(253)	(5,488)
Post-spin headcount reductions and executive severance	(9,355)	(2,543)	(1,617)
Change in estimate related to collectability of patient accounts receivable	—	(21,000)	(22,799)
Net income (loss)	$(198,234)	$(112,357)	$(345,197)

NOTE 15 — STOCK-BASED COMPENSATION

On April 1, 2016, the Company adopted the Quorum Health Corporation 2016 Stock Award Plan (the “2016 Stock Award Plan”). The Company filed a Registration Statement on Form S-8 on April 29, 2016 to register 4,700,000 shares of QHC common stock that may be issued under the 2016 Stock Award Plan. On December 17, 2018, the Company adopted the Quorum Health Corporation 2018 Restricted Stock Plan (the “2018 Stock Plan”) effective December 18, 2018 and subject to stockholder approval. The Company filed a Registration Statement on Form S-8 on December 18, 2018 to register 625,000 shares of QHC common stock that may be issued under the 2018 Stock Plan once stockholder approval for the 2018 Stock Plan is obtained. On February 14, 2019, the Company adopted the Quorum Health Corporation Amended and Restated 2016 Stock Award Plan (the “Amended and Restated 2016 Stock Award Plan”). The Company filed a Registration Statement on Form S-8 on February 14, 2019 to register an additional 3,700,000 shares of QHC common stock that may be issued under the Amended and Restated 2016 Stock Award Plan once stockholder approval for the Amended and Restated 2016 Stock Award Plan is obtained.

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of the activity related to unvested QHC restricted stock awards held by QHC and CHS employees from the Spin-off date through December 31, 2018 (in shares):

QHC Awards Distributed in Spin-off

Unvested restricted stock awards at December 31, 2016	673,987
Vested	(238,989)
Forfeited	(168,118)
Unvested restricted stock awards at December 31, 2017	266,880
Vested	(137,319)
Forfeited	(49,211)
Unvested restricted stock awards at December 31, 2018	80,350

The following table provides a summary of the activity related to unvested restricted stock awards granted subsequent to the Spin-off:

	QHC Awards Granted
	Subsequent to Spin-off
		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	Per Share

Unvested restricted stock awards at December 31, 2016	1,081,005	$12.77
Granted	1,142,571	7.54
Vested	(282,582)	12.77
Forfeited	(161,506)	10.90
Unvested restricted stock awards at December 31, 2017	1,779,488	9.58
Granted	1,616,707	6.10
Vested	(847,573)	9.80
Forfeited	(341,505)	9.01
Unvested restricted stock awards at December 31, 2018	2,207,117	$7.04

During the year ended December 31, 2018, the Company granted 512,500 performance-based restricted stock awards to certain of its executive officers. If the performance-based objectives are attained in accordance with the targets set forth in the performance-based restricted stock award agreement, the restrictions on the restricted stock awards will lapse on the second anniversary of the grant date. In addition, the Company granted 939,167 time-based restricted stock awards to certain of its executive officers and other employees which will lapse in equal installments on each of the first three anniversaries of the grant date. In addition, the Company granted 165,040 time-based restricted stock awards to its non-employee directors which lapsed on March 9, 2019.

During the year ended December 31, 2017, the Company granted 230,000 performance-based restricted stock awards to certain of its executive officers. If the performance-based objectives are attained in accordance with the targets set forth in the performance-based restricted stock award agreement, the restrictions on the restricted stock awards will lapse on the second anniversary of the grant date. In addition, the Company granted 720,000 time-based restricted stock awards to certain of its executive officers and other employees which will lapse in equal installments on each of the first three anniversaries of the grant date. In addition, the Company granted 192,571 time-based restricted stock awards to its non-employee directors which lapsed on February 22, 2018.

During the year ended December 31, 2016, the Company granted 460,000 performance-based restricted stock awards to certain of its executive officers. The performance-based objectives set forth in the performance-based restricted stock award agreement were achieved; therefore, the restrictions on the restricted stock awards will lapse in equal installments on each of the first three anniversaries of the grant date. In addition, the Company granted 551,005 time-based restricted stock awards to certain of its executive officers and other employees of which 445,000 will lapse in equal installments on each of the first three anniversaries of the grant date and 106,005 will lapse in equal installments on the second and third anniversaries of the grant date. In addition, the Company granted 70,000 time-based restricted stock awards to its non-employee directors which lapsed on May 3, 2017.

Following the Spin-off, the Company began recording stock-based compensation expense related to the vesting of QHC restricted stock awards issued to QHC employees on the Spin-off date, CHS restricted stock awards held by QHC employees on the Spin-off

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

date, and all restricted stock awards granted by QHC after the Spin-off. Stock-based compensation expense is recognized as a component of salaries and benefits expense in the consolidated and combined statements of income. Prior to the Spin-off, an estimated portion of CHS’ stock-based compensation expense was allocated to QHC through the monthly corporate management fee from CHS, which was recorded in other operating expenses in the consolidated and combined statements of income, and therefore is not included in stock-based compensation expense in the table below. The estimated costs allocated to QHC from CHS for stock-based compensation related to QHC’s employees was $2.3 million for the year ended December 31, 2016.

The following table provides a summary of stock-based compensation expense for the periods subsequent to the Spin-off (in thousands):

	Year Ended December 31,
	2018	2017	2016

Stock-based compensation resulting from the Spin-off	$372	$2,225	$3,089
Stock-based compensation related to grants following the Spin-off	10,291	7,727	4,352
Total stock-based compensation expense	$10,663	$9,952	$7,441

As of December 31, 2018, the Company had unrecognized stock-based compensation expense of $7.4 million related to restricted stock awards.

NOTE 16 — BENEFIT PLANS

The Company maintains various benefit plans, including defined contribution plans, deferred compensation plans, a supplemental executive retirement plan and a defined benefit plan, of which certain of the Company’s subsidiaries are the plan sponsors. The rights and obligations of certain of these plans were transferred from CHS in connection with the Spin-off, pursuant to the Separation and Distribution Agreement.

Defined Contribution Plans

The Quorum Health Retirement Savings Plan (the “Retirement Savings Plan”) is a defined contribution plan, which was established on January 1, 2016 by CHS in anticipation of the Spin-off. Prior to the Spin-off, the cumulative liability for these benefit costs was recorded in Due to Parent, net. The assets and liabilities under this plan were transferred to QHC in connection with the Spin-off. The Retirement Savings Plan covers the majority of the employees at the Company’s subsidiaries. The Company has other minor defined contribution plans at certain of its hospitals that cover employees under the terms of these individual plans. Total expenses to the Company under all defined contribution plans was $6.0 million, $1.2 million and $13.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The benefit costs associated with the Retirement Savings Plan are recorded as salaries and benefits expense in the consolidated and combined statements of income.

Deferred Compensation Plans

Prior to the Spin-off, certain of the Company’s employees participated in CHS’ unfunded deferred compensation plans. Under these CHS plans, participants were allowed to defer receipt of a portion of their compensation. The election period for those employees continued under the CHS plan through December 31, 2016. In January 2017, CHS transferred the assets and liabilities attributable to QHC employees under these plans to QHC and they were rolled into a new plan established by QHC, as described below. The assets and liabilities transferred in January 2017 were $22.9 million and $23.9 million, respectively.

On August 18, 2016, the Compensation Committee of the Board of Directors adopted the Executive Nonqualified Excess Plan Adoption Agreement (the “Adoption Agreement”) and the Executive Nonqualified Excess Plan Document (the “Plan Document”), that together, the Adoption Agreement names as the QHCCS, LLC Nonqualified Deferred Compensation Plan (the “NQDCP”). The NQDCP is an unfunded, nonqualified deferred compensation plan that provides deferred compensation benefits for a select group of management, highly compensated employees and independent contractors of the Company’s wholly-owned subsidiary, QHCCS, LLC, a Delaware limited liability company (“QHCCS”), including the Company’s named executive officers. The NQDCP permits participants to defer a portion of their annual base salary, service bonus and performance-based compensation, as well as up to 100% of their incentive compensation in any calendar year. In addition to participant deferrals, QHCCS, and/or its affiliates may make discretionary credits to participants’ accounts for any year. As of December 31, 2018, the assets and liabilities under this plan were $15.0 million and $16.2 million, respectively. As of December 31, 2017, the assets and liabilities under this plan were $23.1 million and $24.3 million, respectively. The assets and liabilities under this plan are included in other long-term assets and other long-term liabilities, respectively, in the consolidated balance sheet.

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

On May 24, 2016, the Board, upon recommendation of the Compensation Committee, approved the Company’s Amended and Restated Supplemental Executive Retirement Plan (the “Amended and Restated SERP”), in order to accrue additional benefits with respect to QHC employees who otherwise qualify as “Participants” under the Amended and Restated SERP. The Amended and Restated SERP is a noncontributory non-qualified deferred compensation plan under Section 409A of the Internal Revenue Code. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for the net periodic benefit costs of the Amended and Restated SERP. The benefit obligations under this plan were unfunded as of December 31, 2018.

The following table provides a summary of the components of net periodic benefit costs (in thousands):

	Year Ended December 31,
	2018	2017	2016

Service cost	$904	$1,347	$1,270
Interest cost	248	299	237
Amortizations:
Prior service cost (credit)	379	396	268
Net (gain) loss	(302)	3	12
Total net periodic benefit cost	$1,229	$2,045	$1,787

The following table provides a summary of the weighted-average assumptions used by the Company to determine its net periodic benefit costs:

	Year Ended December 31,
	2018	2017	2016

Discount rate	3.3%	3.6%	3.2%
Rate of compensation increase	2.0%	2.0%	3.0%

The following table provides a summary of the changes recognized in other comprehensive income (loss) (in thousands):

	December 31,
	2018	2017	2016

Prior service cost (credit)	$—	$—	$2,949
Net loss (gain) arising during period	(2,947)	(146)	14
Amounts recognized as a component of net periodic benefit cost:	—
Amortization or curtailment recognition of prior service (cost) credit	(379)	(396)	(264)
Amortization or settlement recognition of net gain (loss)	302	(3)	(3)
Total recognized in other comprehensive loss (income)	$(3,024)	$(545)	$2,696

The estimated prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost for the year ended December 31, 2019 is $0.4 million. The estimated actuarial loss that will be amortized or recognized from accumulated other comprehensive income into net periodic benefit cost is minimal.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of the changes in the benefit obligation (in thousands):

	December 31,
	2018	2017

Benefit obligation at beginning of period	$8,659	$9,434
Service cost	904	1,347
Interest cost	248	299
Benefits paid	(3,793)	(2,275)
Actuarial (gain) loss	(2,947)	(146)
Benefit obligation at end of period	$3,071	$8,659

As of December 31, 2018, the long-term portion of the Company’s benefit obligation liability was $3.1 million and there was no current portion of the benefit obligation liability. As of December 31, 2017, the long-term portions of the Company’s benefit obligation liability was $8.7 million and there was no current portion of the benefit obligation liability. The current portion is recognized as a component of accrued salaries and benefits and the long-term portion is recognized as a component of other long-term liabilities in the consolidated balance sheets. The accumulated benefit obligation at December 31, 2018 was $1.2 million.

The following table provides a summary of the weighted-average assumptions used by the Company to determine its benefit obligation:

	December 31,
	2018	2017

Discount rate	3.9%	3.3%
Rate of compensation increase	2.0%	2.0%

The following table provides a summary of the Company’s expected future benefit payments for each of the next five years and the five years thereafter (in thousands):

2019	$—
2020	—
2021	—
2022	—
2023	—
Five years thereafter	1,340
Total expected future benefit payments	$1,340

Director’s Fees Deferral Plan

On September 16, 2016, the Board adopted the Quorum Health Corporation Director’s Fees Deferral Plan (the “Director’s Plan”). Pursuant to the Director’s Plan, members of the Board may elect to defer and accumulate fees and stock units, including retainer fees and fees for attendance at Board meetings and Board committees. Under this plan, a director may elect that all or any specified portion of the director’s fees to be earned during a calendar year be credited to a director’s cash account and/or a director’s stock unit account maintained on the individual director’s behalf in lieu of payment. Payment of amounts credited to a director’s cash account and stock unit account will be made upon a payment commencement event, as defined in the Director’s Plan, in accordance with the payment method elected by each director, either in lump sum or in a number of annual installments, not to exceed 15 installments. The Director’s Plan covers directors of the Board not employed by the Company or any of its subsidiaries. Pursuant to the Director’s Plan, the Company registered and made available for issuance under the Director’s Plan a maximum of 150,000 shares of QHC common stock. On February 14, 2019, the Board adopted the Quorum Health Corporation Amended and Restated Director’s Fees Deferral Plan to allow directors to defer and accumulate the equity portion of their director compensation to a restricted stock unit account.

Defined Benefit Pension Plan

The Company provides benefits to employees at one of its hospitals through a defined benefit plan (the “Pension Plan”). The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are made by the Company in accordance with the minimum funding requirements of ERISA. The Company expects to make contributions to the Pension Plan for the full year 2019 of $0.5 million. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for the net periodic benefit costs of the Pension Plan. Variances from actuarially assumed rates result in increases or decreases in the benefit obligation, net periodic benefit cost and funding requirements

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

in future periods. The weighted-average assumptions used for determining the net periodic benefit costs for the year ended December 31, 2018 were a discount rate of 3.25%, an annual salary increase of 3.50% and an expected long-term rate of return on assets of 6.25%. The weighted-average assumptions used for determining the net periodic benefit costs for the year ended December 31, 2017 were a discount rate of 3.6%, an annual salary increase of 3.50% and an expected long-term rate of return on assets of 6.25%. Net periodic benefits costs related to the Pension Plan were $0.3 million, $0.1 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. QHC recognizes the unfunded liability of the Pension Plan in other long-term liabilities in the consolidated balance sheets. Unrecognized gains (losses) and prior service credits (costs) are recorded as other comprehensive income (loss). The accrued benefit obligation liability for the Pension Plan was $1.2 million and $0.8 million at December 31, 2018 and 2017, respectively.

NOTE 17 — RELATED PARTY TRANSACTIONS

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Due to Parent, Net

Prior to the Spin-off, Due to Parent, net in the consolidated balance sheets represented the Company’s cumulative liability to CHS for the net assets of QHC hospitals and QHR, as well as an allocation of costs for corporate functions. See Note 1 — Description of the Business and the Spin-off for additional information on the types of transactions settled through Due to Parent, net during the carve-out period and the transactions that occurred to settle this liability in connection with the Spin-off.

During the carve-out period, QHC was charged interest on a monthly basis by CHS on the amount of Due to Parent, net outstanding at the end of each month. Interest rates were variable and ranged from 4% to 7% during the carve-out period. Interest expense incurred on Due to Parent, net was recorded as an increase in the Due to Parent, net liability and was deemed settled each month. The total amount of related party interest expense arising from the liability with CHS was $35.8 million for the year ended December 31, 2016.

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

A summary of the major provisions of the transition services agreements follows:

•

Shared Service Centers Transition Services Agreement. This agreement defines services to be provided by CHS related to billing and collections utilizing CHS shared services centers. Services include, but are not limited to, billing and receivables management, statement processing, denials management, cash posting, patient customer service, and credit balance and other account research. In addition, it provides for patient pre-arrival services, including pre-registration, insurance verification, scheduling and charge estimates. Fees are based on a percentage of cash collections each month.

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

•

Receivables Collection Agreement (“PASI”). This agreement defined services to be provided by CHS’ wholly-owned subsidiary, PASI, which served as a third-party collection agency to QHC related to accounts receivable collections of both active and bad debt accounts of QHC hospitals, including both receivables that existed as of the Spin-off date and those that have occurred since the Spin-off date. Services included, but were not limited to, self-pay collections, insurance follow-up, collection letters and calls, payment arrangements, payment posting, dispute resolution and credit balance research. Fees were based on the type of service and were calculated based on a percentage of recoveries. Effective October 1, 2018, by mutual agreement of both companies, each of the parties’ obligations under this transition

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

services agreement to the other were terminated. The Company replaced the services provided by CHS with external service providers and internal resources.
•

Billing and Collection Agreement (“PPSI”). This agreement defined services to be provided by CHS related to collections of accounts receivable generated by the Company’s affiliated outpatient healthcare facilities. Services included, but were not limited to, self-pay collections, insurance follow-up, collection letters and calls, payment arrangements, payment posting, dispute resolution and credit balance research. Fees were based on the type of service and were calculated based on a percentage of recoveries. Effective October 1, 2018, by mutual agreement of both companies, each of the parties’ obligations under this transition services agreement to the other were terminated. The Company replaced the services provided by CHS with external service providers and internal resources.

•

Employee Service Center Agreement. This agreement defines services to be provided by CHS related to payroll processing and human resources information systems support. Fees are based on a fixed charge per employee headcount per month.

•

Eligibility Screening Services Agreement. This agreement defined services to be provided by CHS for financial and program criteria screening related to Medicaid or other program eligibility for pure self-pay patients. Fees were based on a fixed charge for each hospital receiving services. Effective June 24, 2018, by mutual agreement of both companies, the employees responsible for screening patients for program eligibility were transferred to QHC, which terminated the obligations of both parties under this transition services agreement.

The total expenses recorded by the Company under transition services agreements with CHS following the Spin-off combined with the allocations from CHS for these same services prior to the Spin-off were $51.2 million, $63.5 million and $66.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 18 — COMMITMENTS AND CONTINGENCIES

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

Commercial Litigation and Other Lawsuits

•

Arbitration with Community Health Systems, Inc. On August 4, 2017, the Company received a demand for arbitration from CHS seeking payment of certain amounts the Company has withheld pursuant to the Shared Service Centers Transition Services Agreement (the “SSC TSA”) and the Computer and Data Processing Transition Services Agreement (the “IT TSA”). CHS sought payment of approximately $12.1 million relating to these two transition services agreements. The Company contested the charges as not payable to CHS under the transition services agreements and made counterclaims that included, among other things, termination of the SSC TSA, a ruling that the IT TSA was terminable at the Company’s option, and substantial damages the Company believed it had suffered as a result of the transition services agreements and other actions taken by CHS in connection with the Spin-off. Additionally, on March 19, 2018, the Company received notice from CHS that CHS sought to terminate, effective September 30, 2018, the SSC TSA and the IT TSA and to impose a September 30, 2018 deadline for completion of the transition services under the SSC TSA and IT TSA, as a result of alleged breaches by the Company of the agreements. The notice from CHS also provided an indication of CHS’s preference to terminate the Receivables Collection Agreement, the Eligibility Screening Services Agreement, and the Billing and Collection Agreement. The Company amended its counterclaims to include allegations that CHS’s attempt to terminate the SSC TSA and IT TSA and to impose a September 30, 2018 deadline for completing the transition of services under those contracts violated the terms of the contracts and was invalid and without effect. The validity and effectiveness of CHS’s attempt to terminate the SSC TSA and IT TSA and to impose a September 30, 2018 deadline was litigated during the course of arbitration proceedings held in late June 2018. After hearing testimony regarding the termination issues, the arbitration panel ruled that each of the SSC TSA and IT TSA will continue in effect according to their original terms through 2021, subject to any agreement by the parties to terminate the SSC TSA and the IT TSA at an earlier time. The panel ordered that, after the date of the ruling, the Company would prospectively pay the amounts invoiced under the TSAs as billed, but deferred ruling on the parties’ economic claims related to the TSAs. The arbitration reconvened October 1, 2018 with QHC presenting the Company’s counter-claims and defenses that certain amounts were not payable to CHS. The arbitration concluded October 9, 2018. The panel issued its final arbitration award on January 3, 2019. In connection with the SSC TSA payment dispute, the panel determined that CHS was not entitled to have charged the disputed fees under that agreement, and thus that (i) the Company was entitled to retain the approximately $9.3 million previously withheld by the Company, and (ii) CHS was required to pay back the approximately $2.1 million paid by the Company under the SSC TSA since the panel’s June 2018 order. The Company will not be required to pay such overcharged amounts under the SSC TSA in the future. In connection with the IT TSA payment dispute, the panel determined that CHS’s fees under the IT TSA were proper. The Company must pay the approximately $1.5 million previously withheld under that agreement, and the Company will continue to pay such amounts under the IT TSA in the future. The panel’s June 2018 ruling that CHS is not entitled to terminate the SSC and IT TSAs remains in effect. The panel denied the Company’s other affirmative claims against CHS.

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of the Company’s insurance reserves related to professional and general liability and workers’ compensation liability, distinguished between those indemnified by CHS and those related to the Company’s own risks (in thousands):

	December 31, 2018
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$20,200	$34,535	$20,200	$34,535
All other self-insurance reserves	—	—	5,195	48,293
Total insurance reserves for professional and general liability	20,200	34,535	25,395	82,828
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	1,412	12,118	1,412	12,118
All other self-insurance reserves	—	—	2,525	4,701
Total insurance reserves for workers' compensation liability	1,412	12,118	3,937	16,819
Total self-insurance reserves	$21,612	$46,653	$29,332	$99,647

	December 31, 2017
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$21,465	$44,377	$21,465	$44,377
All other self-insurance reserves	—	—	2,883	32,616
Total insurance reserves for professional and general liability	21,465	44,377	24,348	76,993
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	3,032	14,545	3,032	14,545
All other self-insurance reserves	—	—	3,120	4,013
Total insurance reserves for workers' compensation liability	3,032	14,545	6,152	18,558
Total self-insurance reserves	$24,497	$58,922	$30,500	$95,551

For the years ended December 31, 2018 and 2017, the net present value of the projected payments for professional and general liability claims related to the Company’s self-insurance risks was discounted using weighted-average risk-free rates of 2.5% and 2.0%, respectively. The Company’s estimated liabilities for these claims were $53.5 million and $35.5 million as of December 31, 2018 and 2017, respectively. The estimated undiscounted claims liabilities for these claims were $60.0 million and $39.2 million as of December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, the net present value of the projected payments for professional and general liability claims indemnified by CHS was discounted using weighted-average risk-free rates of 2.7% and 1.9%, respectively. The estimated undiscounted liabilities for these claims were $60.6 million and $71.7 million as of December 31, 2018 and 2017, respectively.

For the years ended December 31, 2018 and 2017, the net present value of the projected payments for workers’ compensation claims liabilities related to the Company’s self-insurance risks was discounted using weighted-average risk-free rates of 2.5% and 2.0%, respectively. The Company’s estimated liabilities for these claims were $8.0 million and $7.1 million as of December 31, 2018 and 2017, respectively. The estimated undiscounted liabilities for these claims were $7.2 million and $7.4 million as of December 31, 2018 and 2017, respectively.

Construction and Capital Commitments

McKenzie - Willamette Medical Center Project. The Company is building a new patient tower and expanding surgical capacity at McKenzie – Willamette Medical Center, its hospital in Springfield, Oregon. During the years ended December 31, 2018, 2017 and 2016, the Company incurred costs of $17.8 million, $34.1 million and $38.5 million, respectively, related to this project. As of December 31, 2018, the Company had incurred a total of $100.8 million of costs for this project, of which $91.3 million has been placed into service as of December 31, 2018. The total estimated cost of this project, including equipment costs, is estimated to be approximately $105 million. The project is substantially complete as of December 31, 2018 with anticipated costs of $3.8 million to be incurred in the first quarter of 2019.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

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

Other Renovation Projects. The Company has committed to certain other renovation projects at four of its hospitals that are expected to be completed in 2019. The total estimated costs for these projects is approximately $3.1 million.

Commitments Related to the Spin-off

On April 29, 2016, the Company entered into certain agreements with CHS that allocated between QHC and CHS the various assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) that comprise the separate companies and governed or continue to govern certain relationships between, and activities of, QHC and CHS for a period of time after the Spin-off. In addition to these agreements, QHC entered into certain transition services agreements and other ancillary agreements with CHS defining agreed upon services to be provided by CHS to certain or all QHC hospitals, as determined by each agreement. The agreements generally have terms of five years. See Note 17 — Related Party Transactions for additional information on the Company’s agreements with CHS.

NOTE 19 — SUBSEQUENT EVENTS

On January 3, 2019, the Company received a final ruling from the American Arbitration Association regarding its previously disclosed disputes with Community Health Systems (“CHS”). In connection with the SSC TSA payment dispute, the panel determined that CHS was not entitled to have charged the disputed fees under that agreement, and thus that (i) the Company was entitled to retain the approximate $9.3 million previously withheld by the Company, and (ii) CHS was required to pay back the approximate $2.1 million paid by the Company under the SSC TSA since the panel’s June 2018 order. The Company will not be required to pay such overcharged amounts under the SSC TSA in the future. In connection with the IT TSA payment dispute, the panel determined that CHS’s fees under the IT TSA were proper. The Company must pay the approximate $1.5 million previously withheld under that agreement, and the Company will continue to pay such amounts under the IT TSA in the future. The panel’s June 2018 ruling that CHS is not entitled to terminate the SSC and IT TSAs remains in effect. The panel denied the Company’s other affirmative claims against CHS.

On January 7, 2019, the Company announced that it had entered into a definitive agreement to sell 146-bed Scenic Mountain Medical Center and its affiliated facilities (“Scenic Mountain”), located in Big Springs, TX. The Company currently anticipates completing the sale of this hospital by the end of April 2019.

On February 14, 2019, the Company adopted the Quorum Health Corporation Amended and Restated 2016 Stock Award Plan (the “Amended and Restated 2016 Stock Award Plan”). The Company filed a Registration Statement on Form S-8 on February 14, 2019 to register 3,700,000 shares of QHC common stock that may be issued under the Amended and Restated 2016 Stock Award Plan once stockholder approval for the Amended and Restated 2016 Stock Award Plan is obtained.

On February 14, 2019, the Board adopted the Quorum Health Corporation Amended and Restated Director’s Fees Deferral Plan to allow directors to defer and accumulate the equity portion of their director compensation to a restricted stock unit account.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20 — QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table provides a summary of the Company’s quarterly operating results for the years ended December 31, 2018 and 2017 (in thousands, except earnings per share and shares):

	2018 Quarters
	1st	2nd	3rd	4th

Net operating revenues	$486,820	$472,632	$460,507	$458,630

Net income (loss)	$(98,487)	(25,941)	(53,886)	(19,920)
Less: Net income (loss) attributable to noncontrolling interests	481	665	54	814
Net income (loss) attributable to Quorum Health Corporation	$(98,968)	$(26,606)	$(53,940)	$(20,734)

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(3.48)	$(0.92)	$(1.85)	$(0.71)
Weighted-average common shares outstanding:
Basic and diluted	28,454,336	28,995,564	29,215,823	29,227,634

	2017 Quarters
	1st	2nd	3rd	4th

Net operating revenues	$527,640	$530,146	$499,302	$515,082

Net income (loss)	(27,205)	(30,575)	(28,554)	(26,023)
Less: Net income (loss) attributable to noncontrolling interests	356	55	637	785
Net income (loss) attributable to Quorum Health Corporation	$(27,561)	$(30,630)	$(29,191)	$(26,808)

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(0.99)	$(1.09)	$(1.03)	$(0.95)
Weighted-average common shares outstanding:
Basic and diluted	27,800,597	28,145,215	28,245,833	28,248,527

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21 — GUARANTOR AND NON-GUARANTOR SUPPLEMENTAL INFORMATION

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Income (Loss)

Year Ended December 31, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net operating revenues	$—	$1,434,727	$443,862	$—	$1,878,589
Operating costs and expenses:
Salaries and benefits	—	638,032	291,905	—	929,937
Supplies	—	150,752	62,994	—	213,746
Other operating expenses	1,912	462,786	110,335	—	575,033
Depreciation and amortization	—	53,704	14,290	—	67,994
Rent	—	27,106	19,923	—	47,029
Electronic health records incentives earned	—	(593)	(396)	—	(989)
Legal, professional and settlement costs	—	11,771	203	—	11,974
Impairment of long-lived assets and goodwill	—	75,338	1,800	—	77,138
Loss (gain) on sale of hospitals, net	—	9,011	(6)	—	9,005
Loss on closure of hospitals, net	—	18,195	478	—	18,673
Total operating costs and expenses	1,912	1,446,102	501,526	—	1,949,540
Income (loss) from operations	(1,912)	(11,375)	(57,664)	—	(70,951)
Interest expense, net	129,452	(1,285)	(37)	—	128,130
Equity in earnings of affiliates	69,445	30,569	—	(100,014)	—
Income (loss) before income taxes	(200,809)	(40,659)	(57,627)	100,014	(199,081)
Provision for (benefit from) income taxes	(561)	(368)	82	—	(847)
Net income (loss)	(200,248)	(40,291)	(57,709)	100,014	(198,234)
Less: Net income (loss) attributable to noncontrolling interests	—	—	2,014	—	2,014
Net income (loss) attributable to Quorum Health Corporation	$(200,248)	$(40,291)	$(59,723)	$100,014	$(200,248)

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Income (Loss)

Year Ended December 31, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating revenues	$—	$1,815,355	$512,300	$—	$2,327,655
Provision for bad debts	—	215,021	40,464	—	255,485
Net operating revenues	—	1,600,334	471,836	—	2,072,170
Operating costs and expenses:
Salaries and benefits	—	715,713	319,084	—	1,034,797
Supplies	—	182,172	68,351	—	250,523
Other operating expenses	3,002	504,809	115,252	—	623,063
Depreciation and amortization	—	68,770	13,385	—	82,155
Rent	—	29,923	20,307	—	50,230
Electronic health records incentives earned	—	(3,681)	(1,064)	—	(4,745)
Legal, professional and settlement costs	—	6,001	—	—	6,001
Impairment of long-lived assets and goodwill	—	47,281	—	—	47,281
Loss (gain) on sale of hospitals, net	—	—	(5,243)	—	(5,243)
Transaction costs related to the Spin-off	—	195	58	—	253
Total operating costs and expenses	3,002	1,551,183	530,130	—	2,084,315
Income (loss) from operations	(3,002)	49,151	(58,294)	—	(12,145)
Interest expense, net	124,060	(2,054)	71	—	122,077
Equity in earnings of affiliates	15,291	29,673	—	(44,964)	—
Income (loss) before income taxes	(142,353)	21,532	(58,365)	44,964	(134,222)
Provision for (benefit from) income taxes	(28,163)	(3,508)	9,806	—	(21,865)
Net income (loss)	(114,190)	25,040	(68,171)	44,964	(112,357)
Less: Net income (loss) attributable to noncontrolling interests	—	—	1,833	—	1,833
Net income (loss) attributable to Quorum Health Corporation	$(114,190)	$25,040	$(70,004)	$44,964	$(114,190)

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating and Combining Statement of Income (Loss)

Year Ended December 31, 2016

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating revenues	$—	$1,811,586	$607,467	$—	$2,419,053
Provision for bad debts	—	211,921	68,665	—	280,586
Net operating revenues	—	1,599,665	538,802	—	2,138,467
Operating costs and expenses:
Salaries and benefits	—	715,925	341,194	—	1,057,119
Supplies	—	180,098	78,541	—	258,639
Other operating expenses	—	505,778	140,024	—	645,802
Depreciation and amortization	—	97,318	19,970	—	117,288
Rent	—	27,741	22,142	—	49,883
Electronic health records incentives earned	—	(8,948)	(2,534)	—	(11,482)
Legal, professional and settlement costs	—	7,342	—	—	7,342
Impairment of long-lived assets	—	242,685	49,185	—	291,870
Loss (gain) on sale of hospitals, net	—	—	2,150	—	2,150
Transaction costs related to the Spin-off	—	4,105	1,383	—	5,488
Total operating costs and expenses	—	1,772,044	652,055	—	2,424,099
Income (loss) from operations	—	(172,379)	(113,253)	—	(285,632)
Interest expense, net	78,266	32,541	2,633	—	113,440
Equity in earnings of affiliates	258,078	58,605	—	(316,683)	—
Income (loss) before income taxes	(336,344)	(263,525)	(115,886)	316,683	(399,072)
Provision for (benefit from) income taxes	(2,318)	(35,576)	(15,981)	—	(53,875)
Net income (loss)	(334,026)	(227,949)	(99,905)	316,683	(345,197)
Less: Net income (loss) attributable to noncontrolling interests	—	—	2,491	—	2,491
Net income (loss) attributable to Quorum Health Corporation	$(334,026)	$(227,949)	$(102,396)	$316,683	$(347,688)

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Year Ended December 31, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(200,248)	$(40,291)	$(57,709)	$100,014	$(198,234)
Amortization and recognition of unrecognized pension cost components, net of income taxes	2,715	2,715	—	(2,715)	2,715
Comprehensive income (loss)	(197,533)	(37,576)	(57,709)	97,299	(195,519)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	2,014	—	2,014
Comprehensive income (loss) attributable to Quorum Health Corporation	$(197,533)	$(37,576)	$(59,723)	$97,299	$(197,533)

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Comprehensive Income (Loss)

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheet

December 31, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1,209	$1,457	$537	$—	$3,203
Patient accounts receivable, net of allowance for doubtful accounts	—	260,339	62,269	—	322,608
Inventories	—	36,349	9,297	—	45,646
Prepaid expenses	33	15,269	4,381	—	19,683
Due from third-party payors	—	57,049	6,394	—	63,443
Other current assets	314	23,714	12,377	—	36,405
Total current assets	1,556	394,177	95,255	—	490,988
Intercompany receivable	3	661,887	303,059	(964,949)	—
Property and equipment, net	—	419,292	140,146	—	559,438
Goodwill	—	235,418	165,655	—	401,073
Intangible assets, net	—	43,575	4,714	—	48,289
Other long-term assets	—	57,047	17,259	—	74,306
Net investment in subsidiaries	1,428,675	—	—	(1,428,675)	—
Total assets	$1,430,234	$1,811,396	$726,088	$(2,393,624)	$1,574,094
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$1,557	$140	$—	$1,697
Accounts payable	121	122,999	20,797	—	143,917
Accrued liabilities:
Accrued salaries and benefits	—	55,780	21,128	—	76,908
Accrued interest	10,024	—	—	—	10,024
Due to third-party payors	—	38,560	7,292	—	45,852
Other current liabilities	248	28,713	14,375	—	43,336
Total current liabilities	10,393	247,609	63,732	—	321,734
Long-term debt	1,169,214	22,370	193	—	1,191,777
Intercompany payable	334,284	303,063	327,602	(964,949)	—
Deferred income tax liabilities, net	6,736	—	—	—	6,736
Other long-term liabilities	—	212,240	33,106	(118,847)	126,499
Total liabilities	1,520,627	785,282	424,633	(1,083,796)	1,646,746
Redeemable noncontrolling interests	—	—	2,278	—	2,278
Equity:
Quorum Health Corporation stockholders' equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	3	—	—	—	3
Additional paid-in capital	557,309	1,183,608	580,824	(1,764,432)	557,309
Accumulated other comprehensive income (loss)	759	759	—	(759)	759
Accumulated deficit	(648,464)	(158,253)	(297,110)	455,363	(648,464)
Total Quorum Health Corporation stockholders' equity (deficit)	(90,393)	1,026,114	283,714	(1,309,828)	(90,393)
Nonredeemable noncontrolling interests	—	—	15,463	—	15,463
Total equity (deficit)	(90,393)	1,026,114	299,177	(1,309,828)	(74,930)
Total liabilities and equity	$1,430,234	$1,811,396	$726,088	$(2,393,624)	$1,574,094

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheet

December 31, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1,051	$4,222	$344	$—	$5,617
Patient accounts receivable, net of allowance for doubtful accounts	—	262,690	80,455	—	343,145
Inventories	—	43,276	10,183	—	53,459
Prepaid expenses	33	16,980	4,154	—	21,167
Due from third-party payors	—	93,323	3,879	—	97,202
Current assets of hospitals held for sale	—	8,112	—	—	8,112
Other current assets	—	32,867	14,573	—	47,440
Total current assets	1,084	461,470	113,588	—	576,142
Intercompany receivable	3	402,817	172,098	(574,918)	—
Property and equipment, net	—	543,073	132,206	—	675,279
Goodwill	—	243,618	165,611	—	409,229
Intangible assets, net	—	58,240	6,610	—	64,850
Long-term assets of hospitals held for sale	—	7,730	4	—	7,734
Other long-term assets	—	74,918	20,689	—	95,607
Net investment in subsidiaries	1,488,021	—	—	(1,488,021)	—
Total assets	$1,489,108	$1,791,866	$610,806	$(2,062,939)	$1,828,841
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$1,434	$421	$—	$1,855
Accounts payable	132	146,193	24,925	—	171,250
Accrued liabilities:
Accrued salaries and benefits	—	56,522	21,281	—	77,803
Accrued interest	10,466	—	—	—	10,466
Due to third-party payors	—	46,381	1,324	—	47,705
Current liabilities of hospitals held for sale	—	2,577	—	—	2,577
Other current liabilities	516	30,664	12,507	—	43,687
Total current liabilities	11,114	283,771	60,458	—	355,343
Long-term debt	1,188,224	23,809	2	—	1,212,035
Intercompany payable	182,555	173,341	219,022	(574,918)	—
Deferred income tax liabilities, net	7,774	—	—	—	7,774
Other long-term liabilities	—	195,132	31,100	(88,278)	137,954
Total liabilities	1,389,667	676,053	310,582	(663,196)	1,713,106
Redeemable noncontrolling interests	—	—	2,325	—	2,325
Equity:
Quorum Health Corporation stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	3	—	—	—	3
Additional paid-in capital	549,610	1,291,581	471,767	(1,763,348)	549,610
Accumulated other comprehensive income (loss)	(1,956)	(1,956)	—	1,956	(1,956)
Accumulated deficit	(448,216)	(173,812)	(187,837)	361,649	(448,216)
Total Quorum Health Corporation stockholders' equity	99,441	1,115,813	283,930	(1,399,743)	99,441
Nonredeemable noncontrolling interests	—	—	13,969	—	13,969
Total equity	99,441	1,115,813	297,899	(1,399,743)	113,410
Total liabilities and equity	$1,489,108	$1,791,866	$610,806	$(2,062,939)	$1,828,841

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(123,211)	$156,108	$6,607	$—	$39,504

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(27,781)	(18,101)	—	(45,882)
Capital expenditures for software	—	(2,471)	(191)	—	(2,662)
Acquisitions, net of cash acquired	—	(42)	(79)	—	(121)
Proceeds from the sale of hospitals	—	39,325	1,523	—	40,848
Other investing activities	—	(406)	(83)	—	(489)
Changes in intercompany balances with affiliates, net	—	(164,186)	—	164,186	—
Net cash provided by (used in) investing activities	—	(155,561)	(16,931)	164,186	(8,306)

Cash flows from financing activities:
Borrowings under revolving credit facilities	490,000	—	—	—	490,000
Repayments under revolving credit facilities	(476,000)	—	—	—	(476,000)
Borrowings of long-term debt	—	—	105	—	105
Repayments of long-term debt	(40,407)	(1,316)	(195)	—	(41,918)
Payments of debt issuance costs	(2,268)	—	—	—	(2,268)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(1,996)	—	—	(1,996)
Cash distributions to noncontrolling investors	—	—	(1,535)	—	(1,535)
Changes in intercompany balances with affiliates, net	152,044	—	12,142	(164,186)	—
Net cash provided by (used in) financing activities	123,369	(3,312)	10,517	(164,186)	(33,612)

Net change in cash and cash equivalents	158	(2,765)	193	—	(2,414)
Cash and cash equivalents at beginning of period	1,051	4,222	344	—	5,617
Cash and cash equivalents at end of period	$1,209	$1,457	$537	$—	$3,203

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Cash Flows

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating and Combining Statement of Cash Flows

Year Ended December 31, 2016

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(66,266)	$173,382	$(26,030)	$—	$81,086

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(73,327)	(6,593)	—	(79,920)
Capital expenditures for software	—	(3,854)	(3,415)	—	(7,269)
Acquisitions, net of cash acquired	—	(549)	(236)	—	(785)
Proceeds from the sale of hospitals	—	—	13,746	—	13,746
Other investing activities	—	1,498	(416)	—	1,082
Changes in intercompany balances with affiliates, net	—	(116,674)	—	116,674	—
Net cash provided by (used in) investing activities	—	(192,906)	3,086	116,674	(73,146)

Cash flows from financing activities:
Borrowings under revolving credit facilities	50,000	—	—	—	50,000
Repayments under revolving credit facilities	(50,000)	—	—	—	(50,000)
Borrowings of long-term debt	1,255,464	740	77	—	1,256,281
Repayments of long-term debt	(11,581)	(3,025)	(616)	—	(15,222)
Increase (decrease) in Due to Parent, net	—	24,796	—	—	24,796
Payments of debt issuance costs	(29,146)	—	—	—	(29,146)
Cash paid to Parent related to the Spin-off	(1,217,336)	—	—	—	(1,217,336)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(13)	—	—	(13)
Cash distributions to noncontrolling investors	—	—	(2,850)	—	(2,850)
Purchases of shares from noncontrolling investors	—	—	(101)	—	(101)
Changes in intercompany balances with affiliates, net	90,474	—	26,200	(116,674)	—
Net cash provided by (used in) financing activities	87,875	22,498	22,710	(116,674)	16,409

Net change in cash and cash equivalents	21,609	2,974	(234)	—	24,349
Cash and cash equivalents at beginning of period	—	524	582	—	1,106
Cash and cash equivalents at end of period	$21,609	$3,498	$348	$—	$25,455