Form 10-Q
period 2019-03-31
Quorum Health Corp
filed 2019-05-10
CIK 1650445

fSep2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	QHC	New York Stock Exchange

As of May 6, 2019, there were 31,244,427 shares outstanding of the registrant’s Common Stock.

QUORUM HEALTH CORPORATION

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Earnings per Share and Shares)

	Three Months Ended March 31,
	2019	2018

Net operating revenues	$442,805	$486,820
Operating costs and expenses:
Salaries and benefits	225,075	247,000
Supplies	51,385	58,886
Other operating expenses	136,789	152,738
Depreciation and amortization	14,639	18,261
Lease costs and rent	11,531	12,532
Electronic health records incentives	26	(141)
Legal, professional and settlement costs	685	3,413
Impairment of long-lived assets and goodwill	8,860	39,760
Loss (gain) on sale of hospitals, net	—	7,815
Loss on closure of hospitals, net	—	13,746
Total operating costs and expenses	448,990	554,010
Income (loss) from operations	(6,185)	(67,190)
Interest expense, net	32,266	30,931
Income (loss) before income taxes	(38,451)	(98,121)
Provision for (benefit from) income taxes	155	366
Net income (loss)	(38,606)	(98,487)
Less: Net income (loss) attributable to noncontrolling interests	400	481
Net income (loss) attributable to Quorum Health Corporation	$(39,006)	$(98,968)

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(1.33)	$(3.48)
Weighted-average shares outstanding:
Basic and diluted	29,438,015	28,454,336

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Three Months Ended March 31,
	2019	2018

Net income (loss)	$(38,606)	$(98,487)
Amortization and recognition of unrecognized pension cost components, net of income taxes	49	114
Comprehensive income (loss)	(38,557)	(98,373)
Less: Comprehensive income (loss) attributable to noncontrolling interests	400	481
Comprehensive income (loss) attributable to Quorum Health Corporation	$(38,957)	$(98,854)

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value per Share and Shares)

	March 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$1,716	$3,203
Patient accounts receivable	326,639	322,608
Inventories	43,593	45,646
Prepaid expenses	17,919	19,683
Due from third-party payors	67,748	63,443
Current assets of hospitals held for sale	2,286	—
Other current assets	32,303	36,405
Total current assets	492,204	490,988
Property and equipment, net	537,424	559,438
Goodwill	398,148	401,073
Intangible assets, net	46,577	48,289
Operating lease right-of-use assets	89,638	—
Long-term assets of hospitals held for sale	14,504	—
Other long-term assets	68,852	74,306
Total assets	$1,647,347	$1,574,094

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,721	$1,697
Current portion of operating lease liabilities	24,670	—
Accounts payable	147,084	143,917
Accrued liabilities:
Accrued salaries and benefits	83,308	76,908
Accrued interest	22,061	10,024
Due to third-party payors	45,736	45,852
Current liabilities of hospitals held for sale	1,205	—
Other current liabilities	40,272	43,336
Total current liabilities	366,057	321,734
Long-term debt	1,194,321	1,191,777
Long-term operating lease liabilities	65,687	—
Deferred income tax liabilities, net	6,947	6,736
Long-term liabilities of hospitals held for sale	2,414	—
Other long-term liabilities	123,772	126,499
Total liabilities	1,759,198	1,646,746
Redeemable noncontrolling interests	2,278	2,278
Equity:
Quorum Health Corporation stockholders' equity (deficit):
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value per share, 300,000,000 shares authorized; 31,294,669 shares issued and outstanding at March 31, 2019, and 31,521,398 shares issued and outstanding at December 31, 2018	3	3
Additional paid-in capital	558,498	557,309
Accumulated other comprehensive income (loss)	808	759
Accumulated deficit	(688,198)	(648,464)
Total Quorum Health Corporation stockholders' equity (deficit)	(128,889)	(90,393)
Nonredeemable noncontrolling interests	14,760	15,463
Total equity (deficit)	(114,129)	(74,930)
Total liabilities and equity	$1,647,347	$1,574,094

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

For the Three Months Ended March 31, 2019

(In Thousands, Except Shares)

		Quorum Health Corporation Stockholders' Equity
					Accumulated
	Redeemable			Additional	Other		Nonredeemable	Total
	Noncontrolling	Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Equity
	Interests	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	(Deficit)

Balance at December 31, 2018	$2,278	31,521,398	$3	$557,309	$759	$(648,464)	$15,463	$(74,930)
Comprehensive income (loss)	(74)	—	—	—	49	(39,006)	474	(38,483)
Adoption of ASC Topic 842	—	—	—	—	—	(728)	—	(728)
Stock-based compensation expense	—	5,000	—	1,770	—	—	—	1,770
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(231,729)	—	(461)	—	—	—	(461)
Cash distributions to noncontrolling investors	(46)	—	—	—	—	—	(1,177)	(1,177)
Adjustments to redemption values of redeemable noncontrolling interests	120	—	—	(120)	—	—	—	(120)
Balance at March 31, 2019	$2,278	31,294,669	$3	$558,498	$808	$(688,198)	$14,760	$(114,129)

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

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$(38,606)	$(98,487)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,639	18,261
Non-cash interest expense, net	1,939	1,811
Provision for (benefit from) deferred income taxes	90	536
Stock-based compensation expense	1,770	2,464
Impairment of long-lived assets and goodwill	8,860	39,760
Loss (gain) on sale of hospitals, net	—	7,815
Non-cash portion of loss (gain) on hospital closures	(567)	5,305
Changes in reserves for self-insurance claims, net of payments	4,160	6,025
Other non-cash expense (income), net	(1,372)	(49)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Patient accounts receivable, net	(3,986)	1,429
Due from and due to third-party payors, net	(4,421)	1,217
Inventories, prepaid expenses and other current assets	4,911	1,290
Accounts payable and accrued liabilities	20,146	9,587
Long-term assets and liabilities, net	515	443
Net cash provided by (used in) operating activities	8,078	(2,593)

Cash flows from investing activities:
Capital expenditures for property and equipment	(8,292)	(14,528)
Capital expenditures for software	(1,191)	(513)
Acquisitions, net of cash acquired	(455)	(32)
Proceeds from the sale of hospitals	—	38,663
Other investing activities, net	1,729	197
Net cash provided by (used in) investing activities	(8,209)	23,787

Cash flows from financing activities:
Borrowings under revolving credit facilities	152,000	132,000
Repayments under revolving credit facilities	(150,000)	(114,000)
Borrowings of long-term debt	161	12
Repayments of long-term debt	(1,833)	(627)
Payments of debt issuance costs	—	(2,268)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	(461)	(634)
Cash distributions to noncontrolling investors	(1,223)	(803)
Net cash provided by (used in) financing activities	(1,356)	13,680

Net change in cash, cash equivalents and restricted cash	(1,487)	34,874
Cash, cash equivalents and restricted cash at beginning of period	3,203	5,617
Cash, cash equivalents and restricted cash at end of period	$1,716	$40,491

Supplemental cash flow information:
Interest payments, net	$18,215	$17,487
Income tax payments, net	—	146
Non-cash purchases of property and equipment under finance lease obligations	79	—

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

On April 29, 2016, Community Health Systems, Inc. (“CHS”) completed the spin-off of 38 hospitals, including their affiliated facilities, and Quorum Health Resources, LLC to form Quorum Health Corporation through the distribution of 100% of the common stock of QHC to CHS stockholders of record as of the close of business on April 22, 2016 (the “Spin-off”). The principal business of Quorum Health Corporation, a Delaware corporation, and its subsidiaries (collectively, “QHC” or the “Company”) is to provide hospital and outpatient healthcare services in its markets across the United States. As of March 31, 2019, the Company owned or leased a diversified portfolio of 27 hospitals in rural and mid-sized markets, which are located in 14 states and have a total of 2,604 licensed beds. The Company provides outpatient healthcare services through its hospitals and affiliated facilities, including urgent care centers, diagnostic and imaging centers, physician clinics and surgery centers. The Company’s wholly-owned subsidiary, Quorum Health Resources, LLC (“QHR”), provides hospital management advisory and healthcare consulting services to non-affiliated hospitals located throughout the United States. Over 95% of the Company’s net operating revenues are attributable to its hospital operations business.

Basis of Presentation

The condensed consolidated financial statements and accompanying notes of the Company presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). In the opinion of the Company’s management, the condensed consolidated financial information presented herein includes all adjustments necessary to present fairly the results of operations, financial position and cash flows of the Company for the interim periods presented. Results of operations for interim periods should not be considered indicative of the results of operations expected for the full year ending December 31, 2019. Certain information and disclosures have been condensed or omitted as presented herein and as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim period presentation. The Company’s management believes the financial statements and disclosures presented herein are adequate in order to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and accompanying notes thereto for the year ended December 31, 2018, contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2019 (the “2018 Annual Report on Form 10-K”).

The Company’s financial statements have been prepared under the assumption that it will continue as a going concern. In accordance with Accounting Standard Codification (“ASC”) 205-40, Presentation of Financial Statements — Going Concern, management concluded that there were probable conditions or events that raised substantial doubt about the Company’s ability to continue as a going concern due to the fact that the Company’s maximum Secured Net Leverage Ratio permitted under the CS Agreement is reduced to 4.50 from 5.00 in the first quarter of 2020. The Company is in compliance with its financial covenants as of March 31, 2019 and believes that it is probable that the Company’s current and anticipated future operating results alleviate the substantial doubt about the Company’s ability to continue as a going concern for the one year period following the date these financial statements are issued. Management’s evaluation of the Company’s ability to comply with the Secured Net Leverage Ratio included, but was not limited to, the following factors:

•

On May 8, 2019, the Company entered into an agreement with R1 RCM to receive end-to-end revenue cycle management services. The Company believes that through its partnership with R1 RCM, it will achieve costs savings and improve net patient revenues through improvements in operational effectiveness and efficiencies;

•

Subsequent to the end of the first quarter of 2019, the Company completed the sale of Scenic Mountain Medical Center and is evaluating additional divestiture opportunities. The sale or closure of underperforming facilities will continue to generate additional costs savings and the decision to close facilities within the next twelve months is within the control of the Company; and

•	Management has a plan to achieve cost savings over the next twelve months through a reduction in corporate and other operating costs.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Revenues and Accounts Receivable

Revenue Recognition

The Company reports revenues from patient services at its hospitals and affiliated facilities at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient care. These amounts are due from patients, governmental programs and third-party payors such as Medicare, Medicaid, health maintenance organizations, preferred provider organizations, private insurers and others, and include variable consideration for retroactive revenue adjustments due to settlements of audits, reviews and investigations. Generally, the Company bills the patient and third-party payors several days after the services are performed or the patient is discharged. Revenue is recognized as the performance obligations are satisfied. Billings and collections are outsourced to CHS under a transition services agreement that was entered into in connection with the Spin-off. See Note 16 — Related Party Transactions for additional information on this agreement.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of net operating revenues by payor source (dollars in thousands):

	Three Months Ended March 31,
	2019		2018
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$129,046	29.1%	$144,583	29.7%
Medicaid	81,924	18.5%	85,103	17.5%
Managed care and commercial plans	174,075	39.3%	185,226	38.0%
Self-pay and self-pay after insurance	37,137	8.4%	49,684	10.2%
Non-patient	20,623	4.7%	22,224	4.6%
Total net operating revenues	$442,805	100.0%	$486,820	100.0%

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

Contractual adjustments, or differences in standard billing rates and the payments derived from contractual terms with governmental and non-governmental third-party payors, are recorded based on management’s best estimates in the period in which services are performed and a payment methodology is established with the patient. Recorded estimates for past contractual adjustments are subject to change, in large part, due to ongoing contract negotiations and regulation changes, which are typical in the U.S. healthcare industry. Revisions to estimates are recorded as contractual adjustments in the periods in which they become known and may be subject to further revisions. In addition, the contracts the Company has with commercial insurance payors may provide for retroactive audit and review of claims. Subsequent changes in estimates for third-party payors that are determined to be the result of an adverse change in a payor’s ability to pay are recorded as bad debt expense. Bad debt expense for the three months ended March 31, 2019 and 2018 were not material and are included in other operating expenses in the Company’s consolidated statements of income. Billing and collections are outsourced to CHS under a transition services agreement that was put in place by CHS in connection with the Spin-off. The Company’s contractual adjustments are impacted by the timing and ability of CHS to monitor the classification and collection of the Company’s patient accounts receivable. Self-pay and other payor discounts are incentives offered by the Company to uninsured or underinsured patients and other payors to reduce their costs of healthcare services.

Third-Party Program Reimbursements

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical experience, including an assessment to ensure that it is

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as new information becomes available, or as years are settled or are no longer subject to such audits, reviews, and investigations. Previous program reimbursements and final cost report settlements are included in due from and due to third-party payors in the consolidated balance sheets. Net adjustments arising from a change in the transaction price for estimated cost report settlements favorably impacted net operating revenues by $1.8 million and $0.5 million during the three months ended March 31, 2019 and 2018, respectively.

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

The following table provides a summary of the components of amounts due from and due to third-party payors, as presented in the consolidated balance sheets (in thousands):

	March 31,	December 31,
	2019	2018

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$14,669	$14,374
State supplemental payment programs	53,079	49,069
Total amounts due from third-party payors	$67,748	$63,443

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$34,208	$32,174
State supplemental payment programs	11,528	13,678
Total amounts due to third-party payors	$45,736	$45,852

After a state supplemental payment program is approved and fully authorized by the appropriate state legislative or governmental agency, the Company recognizes the revenue and related expenses based on the terms of each program in the period in which amounts are estimable and revenue collection is reasonably assured. The revenues earned by the Company under these programs are included in net operating revenues and the expenses associated with these programs are included in other operating expenses in the consolidated statements of income.

The following table provides a summary of the portion of Medicaid reimbursements included in the consolidated statements of income that are attributable to state supplemental payment programs (in thousands):

	Three Months Ended March 31,
	2019	2018

Medicaid state supplemental payment program revenues	$47,690	$48,561
Provider taxes and other expenses	18,866	19,144
Reimbursements attributable to state supplemental payment programs, net of expenses	$28,824	$29,417

The California Department of Health Care Services administers the Hospital Quality Assurance Fee (“HQAF”) program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients. Under the HQAF program, the Company recognized $8.1 million of Medicaid revenues and $2.2 million of provider taxes for the three months ended March 31, 2019 and $7.9 million of Medicaid revenues and $2.1 million of provider taxes for the three months ended March 31, 2018.

The Company recognized $2.0 million of Medicaid revenues in the three months ended March 31, 2019 related to the sale of Illinois property tax credits with no corresponding amount recognized in the three months ended March 31, 2018. The revenues for the full year 2018 were recognized in the third quarter of 2018.

Self-Pay and Self-Pay After Insurance

Generally, patients who are covered by third-party payors are responsible for related co-pays and deductibles, which vary in amount. The Company also provides services to uninsured patients, and offers those uninsured patients a discount, either by policy or

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Charity Care

In the ordinary course of business, the Company provides services to patients who are financially unable to pay for hospital care. The related charges for those patients who are financially unable to pay that otherwise do not qualify for reimbursement from a governmental program are classified as charity care. The Company determines amounts that qualify for charity care primarily based on the patient’s household income relative to the poverty level guidelines established by the federal government. The Company’s policy is to not pursue collections for such amounts; therefore, the related charges are recorded in operating revenues at the standard billing rates and fully offset in contractual allowances. The Company’s gross amounts of charity care revenues were $5.0 million and $13.3 million for the three months ended March 31, 2019 and 2018, respectively.

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

Collections are impacted by the economic ability of patients to pay, the effectiveness of CHS’s billing and collection efforts, including their current policies on collections, and the ability of the Company to further attempt collection efforts. Billings and collections are outsourced to CHS under a transition services agreement that was established with the Spin-off. See Note 16 — Related Party Transactions for additional information on this agreement.

The Company has elected the practical expedient allowed under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 and does not adjust the promised amount of consideration from patients and third-party payors for the effects of a significant financing component due to the Company’s expectation that the period between the time the service is provided to a patient and the time that the patient or a third-party payor pays for that service will be one year or less. However, the Company does, in certain instances, enter into payment agreements with patients that allow payments in excess of one year. For those cases, the financing component is not deemed to be significant to the contract.

The Company has applied the practical expedient provided by FASB ASC Topic 340 and all incremental customer contract acquisition costs are expensed as incurred, as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.

Concentration of Credit Risk

The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s hospitals and affiliated outpatient facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s markets and non-governmental third-party payors, Medicare receivables are a significant concentration of credit risk. Accounts receivable, net of contractual adjustments, from Medicare were $56.3 million and $58.2 million, or 17.2% and 18.0% of total patient accounts receivable as of March 31, 2019 and December 31, 2018, respectively. Additionally, the Company believes Illinois Medicaid represents a significant concentration of credit risk to the Company due to the fiscal problems in the state of Illinois that affect the timing and extent of payments due to providers, which are administered by the state of Illinois under the Medicaid program. The Company’s accounts receivable, net of contractual adjustments, from Illinois Medicaid were $24.4 million and $24.5 million, or 7.5% and 7.6% of total patient accounts receivable as of March 31, 2019 and December 31, 2018, respectively. The Company also believes

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

California state supplemental program receivables represent a significant concentration of credit risk due to the timing and extent of the receivables. The Company’s state supplemental program receivables from California Medicaid were $41.7 million and $37.8 million, or 61.6% and 59.6% of total due from third-party payors, as of March 31, 2019 and December 31, 2018, respectively.

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

The following table provides a summary of the states in which the Company generates more than 5% of its total net patient revenues as determined in the most recent period (dollars in thousands):

	Number of	Three Months Ended March 31,
	Hospitals at	2019		2018
	March 31, 2019	$ Amount	% of Total	$ Amount	% of Total

Illinois	8	$165,224	39.1%	$187,753	40.4%
Oregon	1	58,284	13.8%	55,517	11.9%
California	2	44,164	10.5%	44,965	9.7%
Kentucky	3	29,080	6.9%	29,290	6.3%

Other Operating Expenses

The following table provides a summary of the major components of other operating expenses (in thousands):

	Three Months Ended March 31,
	2019	2018

Purchased services	$37,842	$41,080
Taxes and insurance	33,964	33,055
Medical specialist fees	26,070	26,948
Transition services agreements	7,849	15,117
Repairs and maintenance	9,535	9,637
Utilities	5,302	6,123
Other miscellaneous operating expenses	16,227	20,778
Total other operating expenses	$136,789	$152,738

The Company records costs associated with the transition services agreements and other ancillary agreements with CHS in accordance with the terms of these agreements. These costs, which primarily include the costs of providing information technology, patient billing and collections and payroll services, are included in “Transition services agreements” in the table above.

See Note 16 — Related Party Transactions for additional information on the transition services agreements with CHS.

General and Administrative Costs

Substantially all of the Company’s operating costs and expenses are “cost of revenues” items. Operating expenses that could be classified as general and administrative by the Company are costs related to corporate office functions, including, but not limited to tax, treasury, audit, risk management, legal and human resources. These costs are primarily salaries and benefits expenses associated with these corporate office functions. General and administrative costs of the Company were $12.6 million and $14.9 million during the three months ended March 31, 2019 and 2018, respectively. General and administrative costs of the Company include executive severance costs at the corporate office of $1.9 million during the three months ended March 31, 2018. There were no executive severance costs at the corporate office during the three months ended March 31, 2019.

Electronic Health Records Incentives

Pursuant to the Health Information Technology for Economic and Clinical Health Act (“HITECH”), the Company receives incentive payments under the Medicare and Medicaid programs for its eligible hospitals and physician clinics that demonstrate

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

meaningful use of certified Electronic Health Records (“EHR”) technology. EHR incentive payments are subject to audit and potential recoupment if it is determined that the applicable meaningful use standards were not met. EHR incentive payments are also subject to retrospective adjustment because the cost report data upon which the incentive payments are based is further subject to audit.

The Company incurs both capital expenditures and operating expenses in connection with the implementation of EHR technology initiatives. The amounts and timing of these expenditures does not directly correlate with the timing of the Company’s receipt or recognition of EHR incentive payments as earned. The Company recognized EHR incentives of less than $0.1 million and $(0.1) million for the three months ended March 31, 2019 and 2018, respectively, which were recorded as a reduction (increase) to operating expenses in the Company’s consolidated statements of income. The Company’s eligible hospital incentive payments have ended as of December 31, 2018. The Company’s eligible physician clinic incentive payments will continue to decline and will end by December 31, 2021.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs in the Company’s consolidated statements of income primarily include legal costs and related settlements, if any, associated with arbitration, regulatory claims, government investigations into reimbursement payments and other litigation matters.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other Current Assets

Other current assets consists of the current portion of the receivables from CHS related to professional and general liability and workers’ compensation liability insurance reserves that were indemnified by CHS in connection with the Spin-off, non-patient accounts receivable primarily related to QHR and other miscellaneous current assets.

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

Leases

In February 2016, the FASB issued a new accounting standard, ASC Topic 842, related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted ASC Topic 842 effective January 1, 2019 using the modified retrospective transition approach as of the period of adoption. The Company’s financial statements prior to January 1, 2019 were not modified for the application of the new lease standard. Upon adoption of ASC Topic 842, the Company recognized $93.7 million of ROU assets and $95.6 million of lease liabilities associated with operating leases. The accounting for capital leases remained substantially unchanged. In addition, the Company recognized a $0.7 million cumulative effect adjustment that increased accumulated deficit in its consolidated balance sheet at January 1, 2019.

The Company determines if an arrangement is a lease at inception of the contract. Operating leases are included in operating lease ROU assets, current portion of operating lease liabilities, and long-term operating lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment, current portion of long-term debt, and long-term debt in the consolidated balance sheets.

ROU assets represent the Company’s right to use underlying assets for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company uses the implicit rate when readily determinable.

The Company enters into operating leases for real estate, medical office buildings, other administrative offices, as well as medical and office equipment. The Company’s finance leases consist primarily of the Corporate office and other long-term building leases. The Company’s real estate leases typically have initial lease terms of 5 to 10 years, and equipment leases typically have an initial term of 3 years.

The Company’s real estate leases may include one or more options to renew, with renewals extending the lease term for an additional 5 to 10 years. The exercise of lease renewal options is at the Company’s sole discretion. In general, the Company does not consider renewal options to be reasonably likely to be exercised, therefore renewal options are generally not recognized as part of the ROU assets and lease liabilities. Lease costs for lease payments are recognized on a straight-line basis over the lease term, unless there is a transfer of title or purchase option reasonably certain to be exercised. The Company does not record operating leases with an initial term of 12 months or less (“short-term leases”) in the consolidated balance sheets.

Certain of the Company’s lease agreements contain both lease and non-lease components, which are generally accounted for separately. For certain equipment leases, such as medical devices, the lease and non-lease components are accounted for as a single lease component. Additionally, for certain equipment leases containing multiple assets, we apply a portfolio approach to account for the assets as one leased asset.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Goodwill

The Company’s hospital operations and QHR’s management advisory and healthcare consulting services operations meet the criteria for classification and separate reporting units for goodwill. Goodwill was initially determined for QHC’s hospital operations reporting unit based on a relative fair value approach as of September 30, 2013 (CHS’s goodwill impairment testing date). Additional goodwill was allocated on a similar basis for four hospitals acquired by CHS in 2014 that were included in the group of hospitals spun-off to QHC. For the QHR reporting unit, goodwill was allocated based on the amount recorded by CHS at the time of its acquisition in 2007. All subsequent goodwill generated from hospital, physician practice or other ancillary business acquisitions is recorded at fair value at the time of acquisition.

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

See Note 2 — Impairment of Long-Lived Assets and Goodwill for additional information related to impairment recorded in the consolidated statements of income.

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

Other Current Liabilities

Other current liabilities consists of the current portion of professional and general liability insurance reserves, including the portion indemnified by CHS in connection with the Spin-off, as well as property tax accruals, legal accruals, physician guarantees and other miscellaneous current liabilities.

Professional and General Liability Insurance and Workers’ Compensation Liability Insurance Reserves

As part of the business of owning and operating hospitals, the Company is subject to legal actions alleging liability on its part. To mitigate a portion of these risks, the Company maintains insurance exceeding a self-insured retention level for these types of claims.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Self-Insured Employee Health Benefits

The Company is self-insured for substantially all of the medical benefits of its employees. The Company maintains a liability for its current estimate of incurred but not reported employee health claims based on historical claims data provided by third-party administrators. The undiscounted reserve for self-insured employee health benefits was $9.8 million and $10.4 million as of March 31, 2019 and December 31, 2018, respectively, and is included in accrued salaries and benefits in the consolidated balance sheets. Expense each period is based on the actual claims received during the period plus the impact of any adjustment to the liability for incurred but not reported employee health claims.

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

Benefit Plans

The Company maintains various benefit plans, including defined contribution plans, deferred compensation plans, a supplemental executive retirement plan and a defined benefit plan, for which certain of the Company’s subsidiaries are the plan sponsors. The rights and obligations of these plans were transferred from CHS to the Company, pursuant to the Separation and Distribution Agreement, which was entered into with CHS in connection with the Spin-off which governed or continue to govern the allocation of employees, assets and liabilities that were transferred to QHC from CHS. Benefits costs are recorded as salaries and benefits expenses in the

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

consolidated statements of income. The cumulative liability for these benefit costs is recorded in other long-term liabilities in the consolidated balance sheets.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to provide guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is accounted for as a service contract. This ASU requires entities to account for such costs consistent with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU No. 2018-15 on January 1, 2019 on a prospective basis. There was no material impact on the Company’s consolidated financial position and results of operations as a result of adoption of ASU No. 2018-15.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income, which allows for reclassification from accumulated other comprehensive income to retained earnings of the stranded tax effects in accumulated other comprehensive income resulting from the enactment of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) and corresponding accounting treatment recorded in the fourth quarter of 2017. The Company adopted ASU No. 2018-02 on January 1, 2019. The adoption of ASU No. 2018-02 did not have a significant impact on the Company’s consolidated balance sheet.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. This ASU instead permits an entity to recognize goodwill impairment as the excess of a reporting unit’s carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment of goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The ASU is effective for annual and interim reporting periods beginning after December 15, 2019, with early

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

adoption permitted. The Company is currently evaluating the impact this guidance may have on its consolidated results of operations and financial position.

NOTE 2 – IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

2019 Impairment

During the three months ended March 31, 2019, the Company evaluated the fair value of hospitals intended for divestiture. In connection with this evaluation, the Company recognized long-lived asset impairment of $8.9 million during the three months ended March 31, 2019, which consisted of $8.4 million of property and equipment and $0.5 million of capitalized software costs.

2018 Impairment

During the three months ended March 31, 2018, the Company evaluated the fair value of hospitals intended for divestiture. In connection with this evaluation, the Company recognized long-lived asset impairment of $39.8 million during the three months ended March 31, 2018, which consisted of $34.7 million of property and equipment and $5.1 million of capitalized software costs.

NOTE 3 –DIVESTITURES

Scenic Mountain Medical Center

On January 7, 2019, the Company announced that it had entered into a definitive agreement to sell 146-bed Scenic Mountain Medical Center and its affiliated facilities (“Scenic Mountain”), located in Big Spring, TX, for proceeds of $11.7 million. The Company completed the sale of this hospital on April 12, 2019. For the three months ended March 31, 2019 and 2018, the Company’s operating results included pre-tax income of $0.4 million and $0.3 million, respectively, related to Scenic Mountain.

NOTE 4 – PROPERTY AND EQUIPMENT

The following table provides a summary of the components of property and equipment (in thousands):

	March 31,	December 31,
	2019	2018

Property and equipment, at cost:
Land and improvements	$48,721	$49,637
Building and improvements	704,654	723,345
Equipment and fixtures	488,813	498,139
Construction in progress	8,101	16,208
Total property and equipment, at cost	1,250,289	1,287,329
Less: Accumulated depreciation and amortization	(712,865)	(727,891)
Total property and equipment, net	$537,424	$559,438

Depreciation expense was $10.7 million and $13.0 million for the three months ended March 31, 2019 and 2018, respectively. See Note 5 — Goodwill and Intangible Assets for information on amortization expense recorded for property and equipment held under finance lease obligations. The total amount of ROU assets held under finance lease obligations, at cost, was $29.4 million and $29.3 million at March 31, 2019 and December 31, 2018, respectively. The total amount of ROU assets held under finance lease obligations, net of accumulated amortization was $23.4 million and $23.8 million at March 31, 2019 and December 31, 2018, respectively.

Purchases of property and equipment accrued in accounts payable were $2.8 million and $4.9 million as of March 31, 2019 and December 31, 2018, respectively.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table provides a summary of changes in goodwill (in thousands):

Three Months Ended
March 31, 2019

Balance at beginning of period	$401,073
Acquisitions	375
Reclass to held for sale	(3,300)
Balance at end of period	$398,148

Goodwill related to the Company’s hospital operations reporting unit was $364.8 million and $367.8 million as of March 31, 2019 and December 31, 2018, respectively. Goodwill related to the hospital management advisory and healthcare consulting services reporting unit was $33.3 million at both March 31, 2019 and December 31, 2018. Total accumulated goodwill impairment losses were $126.9 million for both March 31, 2019 and December 31, 2018.

Intangible Assets

The following table provides a summary of the components of intangible assets (in thousands):

	March 31,	December 31,
	2019	2018

Finite-lived intangible assets:
Capitalized software costs:
Cost	$144,071	$145,795
Accumulated amortization	(111,470)	(111,658)
Capitalized software costs, net	32,601	34,137
Physician guarantee contracts:
Cost	5,654	5,008
Accumulated amortization	(3,055)	(2,679)
Physician guarantee contracts, net	2,599	2,329
Other finite-lived intangible assets:
Cost	43,222	43,221
Accumulated amortization	(36,978)	(36,512)
Other finite-lived intangible assets, net	6,244	6,709
Total finite-lived intangible assets
Cost	192,947	194,024
Accumulated amortization	(151,503)	(150,849)
Total finite-lived intangible assets, net	$41,444	$43,175

Indefinite-lived intangible assets:
Tradenames	$4,000	$4,000
Licenses and other indefinite-lived intangible assets	1,133	1,114
Total indefinite-lived intangible assets	$5,133	$5,114

Total intangible assets:
Cost	$198,080	$199,138
Accumulated amortization	(151,503)	(150,849)
Total intangible assets, net	$46,577	$48,289

As of March 31, 2019, the Company had $0.1 million of capitalized software costs that are currently in the development stage. Amortization of these costs will begin once the software projects are complete and ready for their intended use.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Amortization Expense

The following table provides a summary of the components of amortization expense (in thousands):

	Three Months Ended March 31,
	2019	2018

Amortization of finite-lived intangible assets:
Capitalized software costs	$2,205	$3,324
Physician guarantee contracts	509	529
Other finite-lived intangible assets	474	507
Total amortization expense related to finite-lived intangible assets	3,188	4,360
Amortization of leasehold improvements and property and equipment assets held under finance lease obligations	786	893
Total amortization expense	$3,974	$5,253

As of March 31, 2019, the weighted-average remaining amortization period of the Company’s intangible assets subject to amortization, except for capitalized software costs and physician guarantee contracts, was approximately 3.3 years.

NOTE 6 – LONG-TERM DEBT

The following table provides a summary of the components of long-term debt (in thousands):

	March 31,	December 31,
	2019	2018

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$—
Term Loan Facility, maturing 2022	789,380	790,751
ABL Credit Facility, maturing 2021	16,000	14,000
Senior Notes, maturing 2023	400,000	400,000
Unamortized debt issuance costs and discounts	(33,376)	(35,537)
Finance lease obligations	23,090	23,386
Other debt	948	874
Total debt	1,196,042	1,193,474
Less: Current maturities of long-term debt	(1,721)	(1,697)
Total long-term debt	$1,194,321	$1,191,777

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

The CS Agreement contains customary covenants, including a maximum permitted Secured Net Leverage Ratio, as determined based on 12 month trailing Consolidated EBITDA, as defined in the CS Agreement. On April 11, 2017, the Company executed the CS

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Amendment with its Senior Credit Facility lenders to amend the calculation of the Secured Net Leverage Ratio beginning July 1, 2017 through maturity, among other provisions. In addition, the CS Amendment raised the minimum Secured Net Leverage Ratio required for the Company to remain in compliance for certain periods, and also changed the calculation of compliance for specified periods. The CS Second Amendment, which was executed on March 14, 2018, amended the Secured Net Leverage Ratio for the period July 1, 2017 through maturity. As of March 31, 2019, the Company had a Secured Net Leverage Ratio of 4.45 to 1.00 implying additional borrowing capacity of $103.1 million as of March 31, 2019.

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

Prior to the CS Amendment, interest under the Term Loan Facility accrued, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%. Following the CS Amendment, interest under the Term Loan Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. The effective interest rate on the Term Loan Facility was 9.72% as of March 31, 2019. Interest on outstanding borrowings under the Revolving Credit Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS Amendment and the CS Second Amendment.

Borrowings from the Revolving Credit Facility are used for working capital and general corporate purposes. As of March 31, 2019, the Company had no borrowings outstanding on the Revolving Credit Facility and had $14.2 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation liability insurance as security for the payment of claims. As of March 31, 2019, the Company had borrowing capacity under its Revolving Credit Facility of $48.3 million.

ABL Credit Facility

In connection with the Spin-off, on April 29, 2016, the Company entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among the Company, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. On April 11, 2017, we executed an amendment to the UBS Agreement with its lender party thereto, which aligned the provisions of the UBS Agreement with the CS Amendment. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). The available borrowings from the ABL Credit Facility, which are based on eligible patient accounts receivable, are used for working capital and

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

general corporate purposes. As of March 31, 2019, the Company had $16.0 million of borrowings outstanding on the ABL Credit Facility and borrowing capacity of $109.0 million.

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

Senior Notes

On April 22, 2016, QHC issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations of the Company guaranteed on a senior basis by certain of the Company’s subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months. The effective interest rate on the Senior Notes was 12.49% as of March 31, 2019.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On and after April 15, 2019, the Company is entitled, at its option, to redeem all or a portion of the Senior Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices specified in the table below, plus accrued and unpaid interest, if any, to the redemption date. The redemption prices are expressed as a percentage of the principal amount on the redemption date. Holders of record on the relevant record date have the right to receive interest due on the relevant interest payment date. In addition, prior to April 15, 2019, the Company could have redeemed some or all of the Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make whole” premium, as set forth in the Indenture. The Company was entitled to redeem up to 35% of the aggregate principal amount of the Senior Notes until April 15, 2019 with the net proceeds from certain equity offerings at the redemption price set forth in the Indenture.

The following table provides a summary of the redemption periods and prices related to the Senior Notes:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

The following table provides a summary of unamortized debt issuance costs and discounts (in thousands):

	March 31,	December 31,
	2019	2018

Debt issuance costs	$34,533	$34,533
Debt discounts	24,536	24,536
Total debt issuance costs and discounts at origination	59,069	59,069
Less: Amortization of debt issuance costs and discounts	(25,693)	(23,532)
Total unamortized debt issuance costs and discounts	$33,376	$35,537

Finance Lease Obligations and Other Debt

The Company’s debt arising from finance lease obligations primarily relates to its corporate office in Brentwood, Tennessee. As of March 31, 2019 and December 31, 2018, this finance lease obligation was $16.9 million and $17.2 million, respectively. The remainder of the Company’s finance lease obligations relate to property and equipment at its hospitals and corporate office. Other debt consists of physician loans and miscellaneous notes payable to banks.

Debt Maturities

The following table provides a summary of debt maturities for the next five years and thereafter (in thousands):

March 31, 2019

Remainder of 2019	$1,312
2020	1,720
2021	17,713
2022	790,800
2023	401,327
Thereafter	16,546
Total debt, excluding unamortized debt issuance costs and discounts	$1,229,418

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Interest Expense, Net

The following table provides a summary of the components of interest expense, net (in thousands):

	Three Months Ended March 31,
	2019	2018

Senior Credit Facility:
Revolving Credit Facility	$60	$78
Term Loan Facility	18,332	17,400
ABL Credit Facility	386	328
Senior Notes	11,626	11,613
Amortization of debt issuance costs and discounts	2,161	2,106
All other interest expense (income), net	(299)	(594)
Total interest expense, net	$32,266	$30,931

NOTE 7 – LEASES

The Company has operating and finance leases for its corporate office, certain of its hospitals, medical office buildings, medical equipment and office equipment.

The following table provides a summary of the components of lease costs and rent (in thousands):

Three Months Ended
March 31, 2019

Operating lease costs:
Operating lease cost	$9,076
Variable lease cost	605
Short-term rent expense	1,850
Total operating lease costs	$11,531

Finance lease costs:
Amortization of right-of-use assets	$389
Interest on lease liabilities	378
Total finance lease costs	$767

The following table provides supplemental balance sheet information related to finance leases (in thousands):

	Balance Sheet Classification	March 31, 2019

Finance Leases:
Finance lease ROU assets	Property and equipment	$29,358
Accumulated amortization	Accumulated depreciation and amortization	5,969
Current finance lease liabilities	Current maturities of long-term debt	1,280
Long-term finance lease liabilities	Long-term debt	21,810

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides supplemental cash flow information related to leases (in thousands):

Three Months Ended
March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,106
Operating cash flows from finance leases	332
Financing cash flows from finance leases	375

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,268
Finance leases	79

The following table provides the weighted-average lease terms and discount rates used for the Company’s operating and finance leases:

March 31, 2019

Weighted-average remaining lease term (years):
Operating leases	7.9
Finance leases	5.1

Weighted-average discount rate:
Operating leases	10.2%
Finance leases	6.3%

The following table provides a summary of lease liability maturities for the next five years and thereafter (in thousands):

	Operating	Finance
	Leases	Leases

Remainder of 2019	$25,720	$1,932
2020	30,905	2,610
2021	19,989	2,647
2022	12,735	2,344
2023	7,527	6,974
Thereafter	25,167	13,715
Total lease payments	122,043	30,222
Less: Imputed interest	(28,695)	(7,132)
Total lease obligations	93,348	23,090
Less: Lease obligations held-for-sale	(2,991)	—
Total lease obligations excluding held-for-sale	90,357	23,090
Less: Current portion	(24,670)	(1,280)
Total Long-term lease obligations excluding held-for-sale	$65,687	$21,810

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As previously disclosed in the Company’s 2018 Annual Report on Form 10-K, which followed the lease accounting standard prior to the adoption of ASC Topic 842, future commitments related to non-cancellable operating and capital leases for each for the next five years and thereafter as of December 31, 2018 were as follows (in thousands):

	Operating	Finance
	Leases (1)	Leases

2019	$34,885	$2,549
2020	29,609	2,587
2021	20,098	2,625
2022	12,932	2,328
2023	7,588	6,974
Thereafter	26,469	13,716
Total minimum future payments obligations	$131,581	30,779
Less: Imputed interest		(7,393)
Total capital lease obligations		23,386
Less: Current portion of capital lease obligations		(1,304)
Total long-term capital lease obligations		$22,082
(1)	Minimum lease payment obligations have not been reduced by minimum sublease rentals due in the future of $0.8 million.

NOTE 8 – OTHER LONG-TERM ASSETS AND OTHER LONG-TERM LIABILITIES

The following table provides a summary of the components of other long-term assets (in thousands):

	March 31,	December 31,
	2019	2018

Receivable for professional and general liability insurance reserves indemnified by CHS	$28,430	$34,535
Assets of deferred compensation plan	15,650	14,980
Receivable for workers' compensation liability insurance reserves indemnified by CHS	11,908	12,118
Other miscellaneous long-term assets	12,864	12,673
Total other long-term assets	$68,852	$74,306

The following table provides a summary of the components of other long-term liabilities (in thousands):

	March 31,	December 31,
	2019	2018

Professional and general liability insurance reserves	$80,729	$82,828
Workers' compensation liability insurance reserves	16,520	16,819
Benefit plan liabilities	23,617	22,712
Other miscellaneous long-term liabilities	2,906	4,140
Total other long-term liabilities	$123,772	$126,499

See Note 17 — Commitments and Contingencies for additional information about the Company’s insurance reserves and Note 15 — Benefit Plans for additional information about the Company’s benefit plan liabilities.

NOTE 9 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s cash and cash equivalents, patient accounts receivable, amounts due from and due to third-party payors, restricted cash and accounts payable approximate their fair values due to the short-term maturity of these financial instruments.

The Company recorded impairment related to long-lived assets and goodwill during the three months ended March 31, 2019 and 2018. See Note 2 — Impairment of Long-Lived Assets and Goodwill for additional information on these impairments. The assessment of fair value was based on Level 3 inputs, as the valuation methodologies used to determine impairment were based on internal

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

projections and unobservable inputs. The portion of the impairment related to hospital assets held for sale was determined based on Level 2 inputs, as the valuation methodologies used to determine impairment considered letters of intent received on these hospitals.

The following table provides a summary of the carrying amounts and estimated fair values of the Company’s long-term debt (in thousands):

	March 31, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Revolving Credit Facility	$—	$—	$—	$—
Term Loan Facility	789,380	778,526	790,751	784,821
ABL Credit Facility	16,000	16,000	14,000	14,000
Senior Notes	400,000	361,132	400,000	382,984
Other debt	24,038	24,038	24,260	24,260
Total debt, excluding unamortized debt issuance costs and discounts	$1,229,418	$1,179,696	$1,229,011	$1,206,065

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
•

All other debt. The carrying values of the Company’s other debt instruments, including the Revolving Credit Facility, ABL Credit Facility, finance lease obligations, physician loans and miscellaneous notes payable to banks, approximate their estimated fair values due to the nature of these obligations.

NOTE 10 – EQUITY

Preferred Stock

In connection with the Spin-off, the Company authorized 100,000,000 shares of preferred stock, par value of $0.0001 per share. No shares of preferred stock have been issued as of March 31, 2019. The Board has the discretion, subject to limitations prescribed by Delaware law and by the Company’s amended and restated certificate of incorporation, to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock, when and if issued.

Common Stock

In connection with the Spin-off, the Company authorized 300,000,000 shares of common stock, par value of $0.0001 per share, and issued 28,412,054 shares of common stock on April 29, 2016 to CHS stockholders of record on the Record Date, or April 22, 2016. The Company’s common stock began trading on the NYSE on May 2, 2016 under the ticker symbol “QHC.” As of March 31, 2019 and December 31, 2018, the Company had 31,294,669 shares and 31,521,398 shares, respectively, of common stock issued and outstanding.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Additional Paid-in Capital

In connection with the Spin-off, the Company issued common stock, as described above, to CHS stockholders. In addition, pursuant to the Separation and Distribution Agreement, CHS contributed capital of $530.6 million, in lieu of a cash settlement payment, related to the remaining intercompany indebtedness with CHS and the equity attributable to CHS.

Accumulated Deficit

Accumulated deficit of the Company, as shown in the consolidated balance sheets as of March 31, 2019 and December 31, 2018, represents the Company’s cumulative net losses since the Spin-off.

NOTE 11 – INCOME TAXES

The Company and its subsidiaries are subject to U.S. federal income tax and income tax of multiple state and local jurisdictions. The Company provides for income taxes based on the enacted tax laws and rates in jurisdictions in which it conducts its operations.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, resulting in significant changes from previous law. The most notable change was a reduction of the U.S. corporate income tax rate from 35% to 21% for corporations effective January 1, 2018. The Tax Act also provides for other changes which include limitations on the deductibility of interest expense, an increased limitation on the deductibility of executive compensation, and acceleration of depreciation for certain assets placed in service after September 27, 2017. As permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company recorded provisional estimates in its 2017 financial statements for the effects of the Tax Act. The Company recorded a total income tax benefit of $24.0 million as of December 31, 2017 for the estimated impact of the Tax Act using current available information and technical guidance on the interpretations of the Tax Act. The total tax benefit of $24.0 million was comprised of a tax benefit of $10.9 million from the reduction of the Company’s net deferred tax liabilities measured at the new 21% tax rate, and a $13.1 million tax benefit for the reduction in valuation allowance attributable to the net realizability of deferred tax assets. The Company completed its analysis of the Tax Act during 2018 and has included its effects in the consolidated financial statements. Adjustments made during 2018 for the finalization of our analysis were not material to the Company’s consolidated financial statements.

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

The Company’s effective tax rates were (0.4)% for both the three months ended March 31, 2019 and 2018. The Company’s deferred income tax liabilities, net were $6.9 million as of March 31, 2019, compared to $6.7 million as of December 31, 2018, a $0.2 million increase. This increase was a result of an increase in deferred tax liabilities during the period due to tax deductible amortization on indefinite-lived intangibles including goodwill and the reclassification of refundable alternative minimum tax (“AMT”) credit.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records income tax benefits for all tax years subject to examination based on management’s evaluation of the facts, circumstances, and information available at the reporting date. The Company is not aware of any unrecognized income tax benefits; therefore, it has not recorded any such amounts for the three months ended March 31, 2019 and 2018.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 12 – EARNINGS PER SHARE

The following table provides a summary of the computation of basic and diluted earnings (loss) per share (in thousands, except earnings per share and shares):

	Three Months Ended March 31,
	2019	2018

Numerator:
Net income (loss)	$(38,606)	$(98,487)
Less: Net income (loss) attributable to noncontrolling interests	400	481
Net income (loss) attributable to Quorum Health Corporation	$(39,006)	$(98,968)
Denominator:
Weighted-average shares outstanding - basic and diluted	29,438,015	28,454,336

Earnings (loss) per share attributable to Quorum Health Corporation stockholders - basic and diluted	$(1.33)	$(3.48)

Due to the net losses attributable to Quorum Health Corporation in the three months ended March 31, 2019 and 2018, no incremental shares were included in diluted earnings (loss) per share for these periods because the net effect of the shares would be anti-dilutive.

NOTE 13 – SEGMENTS

The Company’s operations consists of two distinct operating segments, its hospital operations business and its hospital management advisory and healthcare consulting services business. The hospital operations segment includes the operations of the Company’s owned and leased hospitals and their affiliated outpatient facilities that provide inpatient and outpatient healthcare services. The hospital management advisory and healthcare consulting services segment includes the operations of QHR. Both segments meet the criteria to be classified as a separate reportable segment. The financial information for the Company’s corporate functions has been reported in the tables below as part of the all other reportable segment.

The following tables provide a summary of financial information related to the Company’s reportable segments (in thousands):

	Three Months Ended March 31,
	2019	2018

Net operating revenues:
Hospital operations	$426,153	$467,166
QHR operations	15,057	19,588
All other	1,595	66
Total net operating revenues	$442,805	$486,820

Adjusted EBITDA:
Hospital operations	$28,333	$26,283
QHR operations	4,079	4,352
All other	(11,781)	(12,215)
Total Adjusted EBITDA	$20,631	$18,420

	March 31,	December 31,
	2019	2018

Assets:
Hospital operations	$1,541,822	$1,453,693
QHR operations	54,472	55,823
All other	51,053	64,578
Total assets	$1,647,347	$1,574,094

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2019	2018

Net income (loss)	$(38,606)	$(98,487)
Interest expense, net	32,266	30,931
Provision for (benefit from) income taxes	155	366
Depreciation and amortization	14,639	18,261
EBITDA	8,454	(48,929)
Legal, professional and settlement costs	685	3,413
Impairment of long-lived assets and goodwill	8,860	39,760
Loss (gain) on sale of hospitals, net	—	7,815
Loss on closure of hospitals, net	—	13,746
Transition of transition services agreements	1,142	717
Post-spin headcount reductions and executive severance	1,490	1,898
Adjusted EBITDA	$20,631	$18,420

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

The following table provides a summary of the activity related to unvested QHC restricted stock awards held by QHC and CHS employees during the three months ended March 31, 2019 that were distributed in the Spin-off (in shares):

QHC Awards Distributed in Spin-off

Unvested restricted stock awards at December 31, 2018	80,350
Vested	(61,150)
Forfeited	(19,200)
Unvested restricted stock awards at March 31, 2019	—

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the activity related to unvested restricted stock awards during the three months ended March 31, 2019 that were granted to QHC employees subsequent to the Spin-off:

	QHC Awards Granted
	Subsequent to Spin-off
		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	Per Share

Unvested restricted stock awards at December 31, 2018	2,207,117	$7.04
Granted	5,000	2.75
Vested	(545,870)	7.21
Forfeited	(212,529)	7.79
Unvested restricted stock awards at March 31, 2019	1,453,718	$6.85

During the three months ended March 31, 2019, the Company granted 5,000 time-based restricted stock awards in which the restrictions will lapse in equal installments on each of the first three anniversaries of the grant date.

The following table provides a summary of stock-based compensation expense for the periods subsequent to the Spin-off (in thousands):

	Three Months Ended March 31,
	2019	2018

Stock-based compensation resulting from the Spin-off	$—	$370
Stock-based compensation related to grants following the Spin-off	1,770	2,094
Total stock-based compensation expense	$1,770	$2,464

Stock-based compensation expense is recognized as a component of salaries and benefits expenses in the consolidated statements of income. As of March 31, 2019, the Company had unrecognized stock-based compensation expense of $5.9 million related to restricted stock awards.

NOTE 15 – BENEFIT PLANS

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

Defined Contribution Plans

The Quorum Health Retirement Savings Plan (the “Retirement Savings Plan”) is a defined contribution plan, which was established on January 1, 2016 by CHS in anticipation of the Spin-off. Prior to the Spin-off, the cumulative liability for these benefit costs was recorded in Due to Parent, net. The assets and liabilities under this plan were transferred to QHC in connection with the Spin-off. The Retirement Savings Plan covers the majority of the employees at the Company’s subsidiaries. The Company has other minor defined contribution plans at certain of its hospitals that cover employees under the terms of these individual plans. Total expenses to the Company under all defined contribution plans was $0.4 million and less than $0.1 million for the three months ended March 31, 2019 and 2018, respectively. The benefit costs associated with these defined contribution plans are recorded as salaries and benefits expenses in the consolidated statements of income.

Deferred Compensation Plans

On August 18, 2016, the Compensation Committee of the Board of Directors adopted the Executive Nonqualified Excess Plan Adoption Agreement (the “Adoption Agreement”) and the Executive Nonqualified Excess Plan Document (the “Plan Document”), that together, the Adoption Agreement names as the QHCCS, LLC Nonqualified Deferred Compensation Plan (the “NQDCP”). The NQDCP is an unfunded, nonqualified deferred compensation plan that provides deferred compensation benefits for a select group of

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

management, highly compensated employees and independent contractors of the Company’s wholly-owned subsidiary, QHCCS, LLC, a Delaware limited liability company (“QHCCS”), including the Company’s named executive officers. The NQDCP permits participants to defer a portion of their annual base salary, service bonus and performance-based compensation, as well as up to 100% of their incentive compensation in any calendar year. In addition to participant deferrals, QHCCS, and/or its affiliates may make discretionary credits to participants’ accounts for any year. As of March 31, 2019, the assets and liabilities under this plan were $15.6 million and $16.9 million, respectively. As of December 31, 2018, the assets and liabilities under this plan were $15.0 million and $16.2 million, respectively. The assets and liabilities under this plan are included in other long-term assets and other long-term liabilities, respectively, in the consolidated balance sheet.

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

On May 24, 2016, the Board, upon recommendation of the Compensation Committee, approved the Company’s Amended and Restated Supplemental Executive Retirement Plan (the “Amended and Restated SERP”), in order to accrue additional benefits with respect to QHC Employees who otherwise qualify as “Participants” under the Amended and Restated SERP. The Amended and Restated SERP is a noncontributory non-qualified deferred compensation plan under Section 409A of the Internal Revenue Code. The benefit costs under the Amended and Restated SERP were $0.2 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively, and are included in salaries and benefits expenses in the consolidated statements of income.

The long-term portion of the benefit liability for the Amended and Restated SERP was $3.3 million and $3.1 million as of March 31, 2019 and December 31, 2018, respectively, and is included in other long-term liabilities in the consolidated balance sheets. There was no current portion of the benefit liability as of March 31, 2019 and December 31, 2018.

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

Defined Benefit Pension Plan

The Company provides benefits to employees at one of its hospitals through a defined benefit plan (the “Pension Plan”). The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are made by the Company in accordance with the minimum funding requirements of ERISA. Benefit costs related to the Pension Plan were $0.1 million for both the three months ended March 31, 2019 and 2018. The Company recognizes the unfunded liability of the Pension Plan in other long-term liabilities in the consolidated balance sheets. Unrecognized gains (losses) and prior service credits (costs) are recorded as other comprehensive income (loss). The accrued benefit liability for the Pension Plan was $1.1 million and $1.2 million at March 31, 2019 and December 31, 2018, respectively.

NOTE 16 – RELATED PARTY TRANSACTIONS

CHS was a related party to QHC prior to the Spin-off. The agreements between QHC and CHS as of and subsequent to the Spin-off are described below.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

•

Receivables Collection Agreement (“PASI”). This agreement defined services to be provided by CHS’s wholly-owned subsidiary, PASI, which served as a third-party collection agency to QHC related to accounts receivable collections of both active and bad debt accounts of QHC hospitals, including both receivables that existed as of the Spin-off date and those that have occurred since the Spin-off date. Services included, but were not limited to, self-pay collections, insurance follow-up, collection letters and calls, payment arrangements, payment posting, dispute resolution and credit balance research. Fees were based on the type of service and are calculated based on a percentage of recoveries. Effective October 1, 2018, by mutual agreement of both companies, each of the parties’ obligations under this transition services agreement to the other were terminated. The Company replaced the services provided by CHS with external service providers and internal resources.

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

The total expenses recorded by the Company under the transition services agreements with CHS were $7.8 million and $15.1 million for the three months ended March 31, 2019 and 2018, respectively.

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

In connection with the Spin-off, CHS agreed to indemnify QHC for certain liabilities relating to outcomes or events occurring prior to the closing of the Spin-off, including (i) certain claims and proceedings known to be outstanding on or prior to the closing date of the Spin-off and (ii) certain claims, proceedings and investigations by governmental authorities or private plaintiffs related to activities occurring at or related to the Company’s healthcare facilities prior to the closing date of the Spin-off, but only to the extent, in the case of clause (ii), that such claims are covered by insurance policies maintained by CHS, including professional and general liability and workers’ compensation liability. In this regard, CHS will continue to be responsible for certain Health Management Associates, Inc. legal matters covered by its contingent value rights agreement that relate to the portion of CHS’s business now held by QHC. Notwithstanding the foregoing, CHS is not indemnifying QHC in respect of any claims or proceedings arising out of, or related to, the business operations of QHR at any time or QHC’s compliance with the Corporate Integrity Agreement (“CIA”) with the United States Department of Health and Human Services Office of the Inspector General (“OIG”). Subsequent to the Spin-off, the OIG entered into an “Assumption of CIA Liability Letter” with the Company reiterating the applicability of the CIA to certain of the Company’s hospitals, although the OIG declined to enter into a separate agreement with the Company.

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

Commercial Litigation and Other Lawsuits

•

Arbitration with Community Health Systems, Inc. On August 4, 2017, the Company received a demand for arbitration from CHS seeking payment of certain amounts the Company has withheld pursuant to the Shared Service Centers Transition Services Agreement (the “SSC TSA”) and the Computer and Data Processing Transition Services Agreement (the “IT TSA”). CHS sought payment of approximately $12.1 million relating to these two transition services agreements. The Company contested the charges as not payable to CHS under the transition services agreements and made counterclaims that included, among other things, termination of the SSC TSA, a ruling that the IT TSA was terminable at the Company’s option, and substantial damages the Company believed it had suffered as a result of the transition services agreements and other actions taken by CHS in connection with the Spin-off. Additionally, on March 19, 2018, the Company received notice from CHS that CHS sought to terminate, effective September 30, 2018, the SSC TSA and the IT TSA and to impose a September 30, 2018 deadline for completion of the transition services under the SSC TSA and IT TSA, as a result of alleged breaches by the Company of the agreements. The notice from CHS also provided an indication

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

of CHS’s preference to terminate the Receivables Collection Agreement, the Eligibility Screening Services Agreement, and the Billing and Collection Agreement. The Company amended its counterclaims to include allegations that CHS’s attempt to terminate the SSC TSA and IT TSA and to impose a September 30, 2018 deadline for completing the transition of services under those contracts violated the terms of the contracts and was invalid and without effect. The validity and effectiveness of CHS’s attempt to terminate the SSC TSA and IT TSA and to impose a September 30, 2018 deadline was litigated during the course of arbitration proceedings held in late June 2018. After hearing testimony regarding the termination issues, the arbitration panel ruled that each of the SSC TSA and IT TSA will continue in effect according to their original terms through 2021, subject to any agreement by the parties to terminate the SSC TSA and the IT TSA at an earlier time. The panel ordered that, after the date of the ruling, the Company would prospectively pay the amounts invoiced under the TSAs as billed, but deferred ruling on the parties’ economic claims related to the TSAs. The arbitration reconvened October 1, 2018 with QHC presenting the Company’s counter-claims and defenses that certain amounts were not payable to CHS. The arbitration concluded October 9, 2018. The panel issued its final arbitration award on January 3, 2019. In connection with the SSC TSA payment dispute, the panel determined that CHS was not entitled to have charged the disputed fees under that agreement, and thus that (i) the Company was entitled to retain the approximately $9.3 million previously withheld by the Company, and (ii) CHS was required to pay back the approximately $2.1 million paid by the Company under the SSC TSA since the panel’s June 2018 order. The Company will not be required to pay such overcharged amounts under the SSC TSA in the future. In connection with the IT TSA payment dispute, the panel determined that CHS’s fees under the IT TSA were proper. The Company paid the approximately $1.5 million previously withheld under that agreement, and the Company will continue to pay such amounts under the IT TSA in the future. The panel’s June 2018 ruling that CHS is not entitled to terminate the SSC and IT TSAs remains in effect. The panel denied the Company’s other affirmative claims against CHS.

•

Zwick Partners LP and Aparna Rao, Individually and On Behalf of All Others Similarly Situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller and Michael J. Culotta. On September 9, 2016, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its former officers. On April 17, 2017, Plaintiff filed a Second Amended Complaint adding additional defendants, CHS, Wayne T. Smith and W. Larry Cash. The Second Amended Complaint alleges claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and is brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of the Company between May 2, 2016 and August 10, 2016. On June 23, 2017, the Company filed a motion to dismiss, which Plaintiff opposed on August 22, 2017. On April 19, 2018, the Court denied the Company’s motion to dismiss, and the Company filed its answer to the Second Amended Complaint on May 18, 2018. On July 13, 2018, Plaintiff filed its motion for class certification, which Defendants opposed on August 31, 2018. On March 29, 2019, the Court granted the motion and certified the class. Defendants have filed a petition for permission to appeal the class certification decision with the Sixth Circuit Court of Appeals, which petition is currently pending. On September 14, 2018, Plaintiff filed a Third Amended Complaint adding additional alleged misstatements. On October 12, 2018, Defendants moved to dismiss the new allegations, and, on March 29, 2019, the Court granted the motion and dismissed the new allegations. The case is in discovery, and the Company is vigorously defending itself in this matter. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss in connection with this matter. The Company is unable to reasonably estimate the amount or range of such reasonably possible loss because discovery has only recently started and the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

R2 Investments, LDC v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller, Michael J. Culotta, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North, H. Mitchell Watson, Jr. and H. James Williams. On October 25, 2017, a shareholder filed an action in the Circuit Court of Williamson County, Tennessee against the Company and certain of its former officers and directors and CHS and certain of its officers and directors. The complaint alleges that the defendants violated the Tennessee Securities Act and common law by, among other things, making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of the Company’s business, operations and financial condition. Plaintiff is seeking rescissionary, compensatory and punitive damages. The Company filed a motion to dismiss the action on January 16, 2018, which Plaintiff opposed on March 5, 2018. On May 11, 2018, the Court denied the Company’s motion to dismiss. The Company subsequently filed an answer to the complaint, and the case is now in discovery. The Company is vigorously defending itself in this matter. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss in connection with this matter. The Company is unable to reasonably estimate the amount or range of such reasonably possible loss because discovery has only recently started and the case remains in its

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.
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

•

Reda Slone v. Kentucky River Medical Center (an assumed name of Jackson Hospital Corporation). On April 19, 2017, a former director of the emergency department of Kentucky River Medical Center ("KRMC") filed an action in the Circuit Court of Breathitt County, Kentucky (Case No.: 17-CI-00095), against KRMC alleging wrongful discharge in violation of KRS 216B.165 (known unofficially as Kentucky’s healthcare worker’s whistleblower statute), common law wrongful discharge, violation of Plaintiff’s free speech under the Section 1 of the Kentucky Constitution, and intentional and/or negligent infliction of emotional distress. The Plaintiff is claiming that KRMC terminated the Plaintiff’s employment because she made complaints that the emergency department did not have adequate staffing levels/nurse to patient ratios, and did not have sufficient numbers of adequately trained staff. The Plaintiff is seeking damages for back pay and front pay ($549,623), incidental damages ($310,000), emotional pain and suffering ($350,000), attorney’s fees ($200,000), and punitive damages ($11,250,000). KRMC filed an answer to the complaint and the matter is now in discovery. A trial date is set for July 22, 2019. KRMC is vigorously defending the matter. The outcome of the matter cannot be predicted. However, it is reasonably possible that KRMC may incur a loss in connection with this matter. The Company is unable to reasonably estimate the amount or range of such reasonably possible loss because discovery is still ongoing and there is uncertainty as to the outcome of the upcoming trial or motions. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

Mary Della-Maggiora, as an individual and on behalf of all others similarly situated, v. Watsonville Community Hospital, entity unknown, and DOES 1 through 50, inclusive (Superior Court of the State of California for the County of Santa Cruz). On January 22, 2018, Plaintiff filed a purported class action alleging violations of California Labor Code Section 226(a). On May 14, 2018, Plaintiff filed her Second Amended Class Action Complaint. The Second Amended Class Action Complaint contains two causes of action. The first cause of action is brought by Plaintiff in her individual capacity and as potential class representative for all other Watsonville Community Hospital employees for alleged violations of Labor Code Section 226(a), subsections (6), (8), and (9). The second cause of action is brought under the California Private Attorneys General Act of 2004 by Plaintiff in her individual capacity and as “appointed” representative of the State of California Labor and Workforce Development Agency, for alleged violations of Labor Code Section 226(a), subsection (9). Plaintiff generally alleges that the paystubs issued to Watsonville employees did not include all information required by California Labor Code Section 226(a). The case is in discovery, and Watsonville Community Hospital is vigorously defending itself in this matter. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss in connection with this matter. The Company is unable to reasonably estimate the amount or range of such reasonably possible loss because discovery has only recently started and the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

Nedal Alqalqili v. Hospital of Barstow, Inc., dba Barstow Community Hospital; Quorum Health Corp.; Carrie Howell, an individual; and DOES 1 through 10, inclusive (Superior Court of the State of California for the County of San Bernardino). On June 28, 2018, Plaintiff filed a complaint alleging discrimination, harassment, and retaliation arising from her employment with Hospital of Barstow, Inc. On October 17, 2018, Plaintiff filed her First Amended Complaint for Damages and Declaratory and Injunctive Relief for Employment Discrimination. The First Amended Complaint contains

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

eleven claims for monetary relief as well as claims for declaratory and injunctive relief. In the First Amended Complaint Plaintiff alleges claims for: interference, discrimination, and retaliation in violation of the California Family Rights Act, California Government Code Section 12945.2; national origin-based hostile work environment, religious creed-based hostile work environment, sex discrimination, national origin discrimination, religious creed discrimination, failure to prevent discrimination and harassment, and retaliation in violation of the Fair Employment and Housing Act, California Government Code Section 12940, et seq.; and failure to timely provide employment records in violation of California Labor Code Section 1198.5. The case is in discovery, and Barstow Community Hospital is vigorously defending itself in this matter. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss in connection with this matter. The Company is unable to reasonably estimate the amount or range of such reasonably possible loss because discovery has only recently started and the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the Company’s insurance reserves related to professional and general liability and workers’ compensation liability, distinguished between those indemnified by CHS and those related to the Company’s own risks (in thousands):

	March 31, 2019
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$15,672	$28,430	$15,672	$28,430
All other self-insurance reserves	—	—	6,013	52,299
Total insurance reserves for professional and general liability	15,672	28,430	21,685	80,729
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	1,267	11,908	1,267	11,908
All other self-insurance reserves	—	—	2,522	4,612
Total insurance reserves for workers' compensation liability	1,267	11,908	3,789	16,520
Total self-insurance reserves	$16,939	$40,338	$25,474	$97,249

	December 31, 2018
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$20,200	$34,535	$20,200	$34,535
All other self-insurance reserves	—	—	5,195	48,293
Total insurance reserves for professional and general liability	20,200	34,535	25,395	82,828
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	1,412	12,118	1,412	12,118
All other self-insurance reserves	—	—	2,525	4,701
Total insurance reserves for workers' compensation liability	1,412	12,118	3,937	16,819
Total self-insurance reserves	$21,612	$46,653	$29,332	$99,647

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

Construction and Capital Commitments

The Company substantially completed construction of a new patient tower and expanding surgical capacity at McKenzie – Willamette Medical Center, its hospital in Springfield, Oregon at December 31, 2018. During the three months ended March 31, 2019 and 2018, the Company incurred costs of $2.1 million and $6.1 million, respectively, related to this project. As of March 31, 2019, the Company has incurred a total of $102.8 million of costs for this project, of which $101.3 million has been placed into service as of March 31, 2019. The total estimated cost of this project, including equipment costs, is estimated to be approximately $105.0 million. The Company’s anticipated remaining costs on the project in 2019 are $2.2 million.

NOTE 18 - SUBSEQUENT EVENTS

On April 12, 2019, the Company sold 146-bed Scenic Mountain Medical Center and its affiliated facilities, located in Big Spring, Texas, for proceeds of $11.7 million, all of which was used to pay down principal on its Term Loan Facility on April 24, 2019.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Income (Loss)

Three Months Ended March 31, 2019

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net operating revenues	$—	$337,935	$104,870	$—	$442,805
Operating costs and expenses:
Salaries and benefits	—	154,102	70,973	—	225,075
Supplies	—	36,349	15,036	—	51,385
Other operating expenses	13	110,925	25,851	—	136,789
Depreciation and amortization	—	11,356	3,283	—	14,639
Lease costs and rent	—	6,628	4,903	—	11,531
Electronic health records incentives	—	9	17	—	26
Legal, professional and settlement costs	—	684	1	—	685
Impairment of long-lived assets and goodwill	—	8,860	—	—	8,860
Total operating costs and expenses	13	328,913	120,064	—	448,990
Income (loss) from operations	(13)	9,022	(15,194)	—	(6,185)
Interest expense, net	32,580	(229)	(85)	—	32,266
Equity in earnings of affiliates	6,231	326	—	(6,557)	—
Income (loss) before income taxes	(38,824)	8,925	(15,109)	6,557	(38,451)
Provision for (benefit from) income taxes	182	36	(63)	—	155
Net income (loss)	(39,006)	8,889	(15,046)	6,557	(38,606)
Less: Net income (loss) attributable to noncontrolling interests	—	—	400	—	400
Net income (loss) attributable to Quorum Health Corporation	$(39,006)	$8,889	$(15,446)	$6,557	$(39,006)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Income (Loss)

Three Months Ended March 31, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net operating revenues	$—	$372,537	$114,283	$—	$486,820
Operating costs and expenses:
Salaries and benefits	—	169,733	77,267	—	247,000
Supplies	—	42,600	16,286	—	58,886
Other operating expenses	1,870	122,166	28,702	—	152,738
Depreciation and amortization	—	14,705	3,556	—	18,261
Rent	—	7,317	5,215	—	12,532
Electronic health records incentives	—	(49)	(92)	—	(141)
Legal, professional and settlement costs	—	3,413	—	—	3,413
Impairment of long-lived assets and goodwill	—	37,960	1,800	—	39,760
Loss (gain) on sale of hospitals, net	—	7,815	—	—	7,815
Transaction costs related to the Spin-off	—	13,746	—	—	13,746
Total operating costs and expenses	1,870	419,406	132,734	—	554,010
Income (loss) from operations	(1,870)	(46,869)	(18,451)	—	(67,190)
Interest expense, net	31,474	(522)	(21)	—	30,931
Equity in earnings of affiliates	64,851	43,853	—	(108,704)	—
Income (loss) before income taxes	(98,195)	(90,200)	(18,430)	108,704	(98,121)
Provision for (benefit from) income taxes	773	(336)	(71)	—	366
Net income (loss)	(98,968)	(89,864)	(18,359)	108,704	(98,487)
Less: Net income (loss) attributable to noncontrolling interests	—	—	481	—	481
Net income (loss) attributable to Quorum Health Corporation	$(98,968)	$(89,864)	$(18,840)	$108,704	$(98,968)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2019

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(39,006)	$8,889	$(15,046)	$6,557	$(38,606)
Amortization and recognition of unrecognized pension cost components, net of income taxes	49	49	—	(49)	49
Comprehensive income (loss)	(38,957)	8,938	(15,046)	6,508	(38,557)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	400	—	400
Comprehensive income (loss) attributable to Quorum Health Corporation	$(38,957)	$8,938	$(15,446)	$6,508	$(38,957)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(98,968)	$(89,864)	$(18,359)	$108,704	$(98,487)
Amortization and recognition of unrecognized pension cost components, net of income taxes	114	114	—	(114)	114
Comprehensive income (loss)	(98,854)	(89,750)	(18,359)	108,590	(98,373)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	481	—	481
Comprehensive income (loss) attributable to Quorum Health Corporation	$(98,854)	$(89,750)	$(18,840)	$108,590	$(98,854)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Balance Sheet

March 31, 2019

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$630	$907	$179	$—	$1,716
Patient accounts receivable	—	251,334	75,305	—	326,639
Inventories	—	34,359	9,234	—	43,593
Prepaid expenses	8	14,165	3,746	—	17,919
Due from third-party payors	—	63,548	4,200	—	67,748
Current assets of hospitals held for sale	—	2,286	—	—	2,286
Other current assets	122	22,237	9,944	—	32,303
Total current assets	760	388,836	102,608	—	492,204
Intercompany receivable	3	704,694	302,688	(1,007,385)	—
Property and equipment, net	—	396,343	141,081	—	537,424
Goodwill	—	232,118	166,030	—	398,148
Intangible assets, net	—	42,024	4,553	—	46,577
Operating lease right-of-use assets	—	53,501	36,137	—	89,638
Long-term assets of hospitals held for sale	—	14,504	—	—	14,504
Other long-term assets	—	53,779	15,073	—	68,852
Net investment in subsidiaries	1,422,926	—	—	(1,422,926)	—
Total assets	$1,423,689	$1,885,799	$768,170	$(2,430,311)	$1,647,347
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$1,582	$139	$—	$1,721
Current portion of operating lease liabilities	—	16,489	8,181	—	24,670
Accounts payable	163	127,592	19,329	—	147,084
Accrued liabilities:
Accrued salaries and benefits	—	59,979	23,329	—	83,308
Accrued interest	22,061	—	—	—	22,061
Due to third-party payors	—	39,217	6,519	—	45,736
Current liabilities of hospitals held for sale	—	1,205	—	—	1,205
Other current liabilities	—	27,866	12,406	—	40,272
Total current liabilities	22,224	273,930	69,903	—	366,057
Long-term debt	1,172,004	22,158	159	—	1,194,321
Long-term operating lease liabilities	—	37,018	28,669	—	65,687
Intercompany payable	351,403	302,692	353,290	(1,007,385)	—
Deferred income tax liabilities, net	6,947	—	—	—	6,947
Long-term liabilities of hospitals held for sale	—	2,414	—	—	2,414
Other long-term liabilities	—	213,218	29,727	(119,173)	123,772
Total liabilities	1,552,578	851,430	481,748	(1,126,558)	1,759,198
Redeemable noncontrolling interests	—	—	2,278	—	2,278
Equity:
Quorum Health Corporation stockholders' equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	3	—	—	—	3
Additional paid-in capital	558,498	1,183,653	581,940	(1,765,593)	558,498
Accumulated other comprehensive income (loss)	808	808	—	(808)	808
Accumulated deficit	(688,198)	(150,092)	(312,556)	462,648	(688,198)
Total Quorum Health Corporation stockholders' equity (deficit)	(128,889)	1,034,369	269,384	(1,303,753)	(128,889)
Nonredeemable noncontrolling interests	—	—	14,760	—	14,760
Total equity (deficit)	(128,889)	1,034,369	284,144	(1,303,753)	(114,129)
Total liabilities and equity	$1,423,689	$1,885,799	$768,170	$(2,430,311)	$1,647,347

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Balance Sheet

December 31, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1,209	$1,457	$537	$—	$3,203
Patient accounts receivable	—	260,339	62,269	—	322,608
Inventories	—	36,349	9,297	—	45,646
Prepaid expenses	33	15,269	4,381	—	19,683
Due from third-party payors	—	57,049	6,394	—	63,443
Other current assets	314	23,714	12,377	—	36,405
Total current assets	1,556	394,177	95,255	—	490,988
Intercompany receivable	3	661,887	303,059	(964,949)	—
Property and equipment, net	—	419,292	140,146	—	559,438
Goodwill	—	235,418	165,655	—	401,073
Intangible assets, net	—	43,575	4,714	—	48,289
Other long-term assets	—	57,047	17,259	—	74,306
Net investment in subsidiaries	1,428,675	—	—	(1,428,675)	—
Total assets	$1,430,234	$1,811,396	$726,088	$(2,393,624)	$1,574,094
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$1,557	$140	$—	$1,697
Accounts payable	121	122,999	20,797	—	143,917
Accrued liabilities:
Accrued salaries and benefits	—	55,780	21,128	—	76,908
Accrued interest	10,024	—	—	—	10,024
Due to third-party payors	—	38,560	7,292	—	45,852
Other current liabilities	248	28,713	14,375	—	43,336
Total current liabilities	10,393	247,609	63,732	—	321,734
Long-term debt	1,169,214	22,370	193	—	1,191,777
Intercompany payable	334,284	303,063	327,602	(964,949)	—
Deferred income tax liabilities, net	6,736	—	—	—	6,736
Other long-term liabilities	—	212,240	33,106	(118,847)	126,499
Total liabilities	1,520,627	785,282	424,633	(1,083,796)	1,646,746
Redeemable noncontrolling interests	—	—	2,278	—	2,278
Equity:
Quorum Health Corporation stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	3	—	—	—	3
Additional paid-in capital	557,309	1,183,608	580,824	(1,764,432)	557,309
Accumulated other comprehensive income (loss)	759	759	—	(759)	759
Accumulated deficit	(648,464)	(158,253)	(297,110)	455,363	(648,464)
Total Quorum Health Corporation stockholders' equity	(90,393)	1,026,114	283,714	(1,309,828)	(90,393)
Nonredeemable noncontrolling interests	—	—	15,463	—	15,463
Total equity	(90,393)	1,026,114	299,177	(1,309,828)	(74,930)
Total liabilities and equity	$1,430,234	$1,811,396	$726,088	$(2,393,624)	$1,574,094

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2019

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(18,355)	$49,256	$(22,823)	$—	$8,078

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(4,674)	(3,618)	—	(8,292)
Capital expenditures for software	—	(1,026)	(165)	—	(1,191)
Acquisitions, net of cash acquired	—	—	(455)	—	(455)
Other investing activities	—	1,709	20	—	1,729
Changes in intercompany balances with affiliates, net	—	(45,088)	—	45,088	—
Net cash provided by (used in) investing activities	—	(49,079)	(4,218)	45,088	(8,209)

Cash flows from financing activities:
Borrowings under revolving credit facilities	152,000	—	—	—	152,000
Repayments under revolving credit facilities	(150,000)	—	—	—	(150,000)
Borrowings of long-term debt	—	161	—	—	161
Repayments of long-term debt	(1,371)	(427)	(35)	—	(1,833)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(461)	—	—	(461)
Cash distributions to noncontrolling investors	—	—	(1,223)	—	(1,223)
Changes in intercompany balances with affiliates, net	17,147	—	27,941	(45,088)	—
Net cash provided by (used in) financing activities	17,776	(727)	26,683	(45,088)	(1,356)

Net change in cash and cash equivalents	(579)	(550)	(358)	—	(1,487)
Cash and cash equivalents at beginning of period	1,209	1,457	537	—	3,203
Cash and cash equivalents at end of period	$630	$907	$179	$—	$1,716

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(20,032)	$50,737	$(33,298)	$—	$(2,593)

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(10,630)	(3,898)	—	(14,528)
Capital expenditures for software	—	(513)	—	—	(513)
Acquisitions, net of cash acquired	—	—	(32)	—	(32)
Proceeds from the sale of hospitals	—	38,663	—	—	38,663
Other investing activities	—	161	36	—	197
Changes in intercompany balances with affiliates, net	—	(67,747)	—	67,747	—
Net cash provided by (used in) investing activities	—	(40,066)	(3,894)	67,747	23,787

Cash flows from financing activities:
Borrowings under revolving credit facilities	132,000	—	—	—	132,000
Repayments under revolving credit facilities	(114,000)	—	—	—	(114,000)
Borrowings of long-term debt	—	12	—	—	12
Repayments of long-term debt	(136)	(443)	(48)	—	(627)
Payments of debt issuance costs	(2,268)	—	—	—	(2,268)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(634)	—	—	(634)
Purchases of shares from noncontrolling investors	—	—	(803)	—	(803)
Changes in intercompany balances with affiliates, net	29,671	—	38,076	(67,747)	—
Net cash provided by (used in) financing activities	45,267	(1,065)	37,225	(67,747)	13,680

Net change in cash, cash equivalents and restricted cash	25,235	9,606	33	—	34,874
Cash, cash equivalents and restricted cash at beginning of period	1,051	4,222	344	—	5,617
Cash, cash equivalents and restricted cash at end of period	$26,286	$13,828	$377	$—	$40,491

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition, results of operations and cash flows, together with the unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q, as well as the audited consolidated and combined financial statements and accompanying notes, and additionally the sections entitled “Business” and “Risk Factors,” included in our Annual Report on Form 10-K filed with the SEC on March 12, 2019 (the “2018 Annual Report on Form 10-K”). The financial information discussed below and included in our 2018 Annual Report on Form 10-K may not necessarily reflect what our results of operations, financial position and cash flows would have been had we been a stand-alone company for the entirety of the periods presented herein or what our results of operations, financial position and cash flows may be in the future. Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “QHC” and the “Company” refer to the consolidated business operations of the hospitals and Quorum Health Resources, LLC (“QHR”) that CHS spun off to Quorum Health Corporation on April 29, 2016 (the “Spin-off”). Additionally, all references to “CHS” and “Parent” refer to Community Health Systems, Inc. and its consolidated subsidiaries. References to our financial statements and financial outlook are on a consolidated basis unless otherwise noted.

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

•

the impact of certain outsourcing functions, and the ability of CHS, as current provider of our billing and collection services pursuant to the Shared Service Centers Transition Services Agreement, and R1 RCM, as future provider of our revenue cycle management services, to timely and appropriately bill and collect;

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

•	our ongoing ability to maintain and utilize certified EHR technology;
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

•

the potential adverse impact of known and unknown government investigations, internal investigations, audits, and federal and state false claims act litigation and other legal proceedings, including the shareholder and creditor litigations against our company and certain of our officers and directors, the labor and employment litigations and threats of litigation, as well as the significant costs and attention from management required to address such matters;

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

Overview

As of March 31, 2019, we owned or leased a diversified portfolio of 27 hospitals in rural and mid-sized markets, which are located in 14 states and have a total of 2,604 licensed beds. Our hospitals provide a broad range of hospital and outpatient healthcare services, including general and acute care, emergency room, general and specialty surgery, critical care, internal medicine, diagnostic services, obstetrics, psychiatric and rehabilitation services. For our hospital operations business, we are paid for our services by governmental agencies, commercial insurers and directly by the patients we serve. We also operate QHR, a leading hospital management advisory and healthcare consulting services business. For our hospital management advisory and healthcare consulting services business, we are paid by the non-affiliated hospitals utilizing our services. Over 95% of our net operating revenues are attributable to our hospital operations business.

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

We perform an ongoing strategic review of our hospitals based upon an analysis of financial performance, current competitive conditions, market demographic and economic trends and capital allocation requirements. As part of this strategy, we intend to continue to divest or close underperforming hospitals and outpatient service facilities which, in turn, will allow us to reduce our corporate indebtedness and refine our hospital portfolio to become a sustainable group of hospitals and outpatient service facilities with higher operating margins. We are pursuing divestiture or closure opportunities that align with this strategy. Since the Spin-off, we have divested or closed 11 of the 38 hospitals we originally acquired from CHS. Our strategic review process is ongoing and we have targeted additional hospitals for divestiture with the intention of utilizing substantially all net proceeds to pay down our secured debt. For a discussion of our recent divestiture activities, see below section entitled “Recent Divestiture Activity.”

Financial Overview

Our net operating revenues for the three months ended March 31, 2019 decreased $44.0 million to $442.8 million, compared to $486.8 million for the three months ended March 31, 2018, a 9.0% decrease. The $44.0 million decrease was primarily attributable to a $27.4 million decrease in net operating revenues resulting from the hospitals sold or closed during or since the prior period and a $21.8 million reduction in volume, offset by a $6.4 million increase in rate and acuity. Loss from operations for the three months ended March 31, 2019 was $6.2 million, compared to $67.2 million for the three months ended March 31, 2018. Loss from operations in the 2018 period was negatively impacted by an additional $30.9 million of impairment charges, $7.8 million related to losses on sale of two hospitals and $13.7 million related to the loss on closure of a hospital. Our operating results for the three months ended March 31, 2019 reflect a 13.6% decrease in total admissions and a 12.0% decrease in total adjusted admissions compared to the same period in 2018. Same-facility admissions decreased 7.4% and same-facility adjusted admissions decreased 4.9% for the three months ended March 31, 2019 compared to the same period in 2018. The decrease in same-facility admissions and adjusted admissions was primarily a result of our initiatives, which were implemented in the second quarter of 2018, to discontinue underperforming patient service lines and the termination of payor and physician contracts. Additionally, the decrease was due to lower flu-related admissions in the 2019 period and lower surgical admissions in the 2019 period resulting from physician turnover, inclement weather conditions in Springfield, Oregon and from our effort to re-syndicate two outpatient surgical centers in Illinois.

Recent Divestiture Activity

On April 12, 2019, we sold 146-bed Scenic Mountain Medical Center and its affiliated facilities (“Scenic Mountain”), located in Big Spring, Texas, for proceeds of $11.7 million, all of which was used to pay down principal on our Term Loan Facility on April 24, 2019.

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

Basis of Presentation

Our financial statements have been prepared under the assumption that QHC will continue as a going concern. We have historical net losses and our maximum Secured Net Leverage Ratio, as permitted under the CS Agreement, will reduce to 4.50 from 5.00 as of January 1, 2020. See “— Liquidity and Capital Resources — Financial Outlook” for additional information regarding factors impacting our future earnings projections and management’s plans which alleviate the substantial doubt about our ability to continue as a going concern.

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

Amounts we collect for medical treatment of patients covered by Medicare, Medicaid and non-governmental third-party payors are generally less than our standard billing rates. Our standard charges and reimbursement rates for routine inpatient services vary significantly depending on the type of medical procedure performed and the geographical location of the hospital. Differences in our standard billing rates and the amounts we expect to collect from third-party payors are classified as contractual adjustments. The reimbursements we ultimately receive as payments for services are determined for each patient instance of care, based on the contractual terms we negotiate with third-party payors or based on federal and state regulations related to governmental healthcare programs. Billings and collections are outsourced to CHS under a TSA that was put in place by CHS in connection with the Spin-off. Our contractual adjustments are impacted by the timing and ability of CHS to monitor the classification and collection of our patient accounts receivable. See Note 16 — Related Party Transactions in the accompanying consolidated financial statements for additional information on this agreement. Except for emergency department services, our policy is to determine the payment methodology with patients prior to when the services are performed. Self-pay and other payor discounts are incentives offered to uninsured or underinsured patients or other payors to reduce their costs of healthcare services.

The following table provides a summary of our net operating revenues for the three months ended March 31, 2019 and 2018 by payor source (dollars in thousands):

	Three Months Ended March 31,
	2019		2018
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$129,046	29.1%	$144,583	29.7%
Medicaid	81,924	18.5%	85,103	17.5%
Managed care and commercial	174,075	39.3%	185,226	38.0%
Self-pay and self-pay after insurance	37,137	8.4%	49,684	10.2%
Non-patient	20,623	4.7%	22,224	4.6%
Total net operating revenues	$442,805	100.0%	$486,820	100.0%

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

Leases

In February 2016, the FASB issued a new accounting standard, ASC Topic 842, related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We adopted ASC Topic 842 effective January 1, 2019 using the modified retrospective transition approach as of the period of adoption. Our financial statements prior to January 1, 2019 were not modified for the application of the new lease standard. Upon adoption of ASC Topic 842, we recognized $93.7 million of ROU assets and $95.6 million of lease liabilities associated with operating leases. The accounting for capital leases remained substantially unchanged. In addition, we recognized a $0.7 million cumulative effect adjustment that increased accumulated deficit in our consolidated balance sheet at January 1, 2019.

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

We use a third-party automated contractual adjustments system to calculate our contractual adjustments each month. Contractual adjustments are calculated utilizing historical paid claims data by payor source. The key assumptions used by the system to calculate the current period estimated contractual adjustments are derived on a payor-specific basis from the estimated contractual reimbursement percentage and historical paid claims data. The automated contractual adjustments system does not include patient account level information, as it estimates an average contractual adjustment for each payor source. Actual reimbursement payments we receive from third-party payors could be different from the amounts we estimated and recorded. If the actual contractual reimbursement percentages by payor source differed by 1% from our estimated contractual reimbursement percentages, our net loss for the three months ended March 31, 2019 would have changed by $15.7 million. If we applied a 1% differential to our patient accounts receivable due from governmental, managed care and commercial third-party payors as of March 31, 2019, patient accounts receivable, net would have changed by $15.8 million.

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans are estimated and recorded in the period patient services are performed and any revisions to estimates of previous program reimbursements are recorded in subsequent periods until the final cost report settlements are determined. We account for cost report settlements in contractual adjustments in our consolidated statements of income and recognize these amounts as due from and due to third-party payors on our consolidated balance sheets. Contractual adjustments related to previous program reimbursements and final cost report settlements favorably impacted net operating revenues by $1.8 million and $0.5 million during the three months ended March 31, 2019 and 2018, respectively.

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

The following table shows the portion of our Medicaid reimbursements attributable to state supplemental payment programs for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018

Medicaid state supplemental payment program revenues	$47,690	$48,561
Provider taxes and other expenses	18,866	19,144
Reimbursements attributable to state supplemental payment programs, net of expenses	$28,824	$29,417

The California Department of Health Care Services administers the HQAF program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients. Under the HQAF program, we recognized $8.1 million of Medicaid revenues and $2.2 million of provider taxes for the three months ended March 31, 2019 and $7.9 million of Medicaid revenues and $2.1 million of provider taxes for the three months ended March 31, 2018.

In addition, we recognized $2.0 million of Medicaid revenues in the three months ended March 31, 2019 related to the sale of Illinois property tax credits. There were no corresponding amounts recognized in the three months ended March 31, 2018 as the amount for the full year 2018, which was $7.3 million, was recognized in the three months ended September 30, 2018.

The following table provides a summary of the components of amounts due from and due to third-party payors (in thousands):

	March 31,	December 31,
	2019	2018

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$14,669	$14,374
State supplemental payment programs	53,079	49,069
Total amounts due from third-party payors	$67,748	$63,443

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$34,208	$32,174
State supplemental payment programs	11,528	13,678
Total amounts due to third-party payors	$45,736	$45,852

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of CHS’s billing and collection efforts, including their current policies on billings, accounts receivable payor classifications, collections, the effectiveness of our third party collection agencies and our own efforts to further attempt collection. As previously stated, billings and certain collections are outsourced to CHS under a transition services agreement that was put in place with the Spin-off. See Note 16 — Related Party Transactions in the accompanying consolidated financial statements for additional information on this agreement. Significant changes in payor mix, centralized business office operations, including CHS’s efforts in collecting our accounts receivables, economic conditions or trends in federal and state governmental healthcare coverage, among other things, could affect our collection levels.

Our policy is to write off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside secondary collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with practices within the U.S. healthcare industry. We had $514.6 million and $486.8 million of past due patient account balances at March 31, 2019 and December 31, 2018, respectively, being pursued by secondary collection agencies, excluding accounts that were being pursued by CHS’s wholly-owned subsidiary, PASI, under the transition services agreement. Effective October 1, 2018, by mutual agreement of both companies, each of the parties’ obligations under this transition services agreement to the other were terminated. We replaced the services provided by CHS either by utilizing external service providers and internal resources. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by these secondary collection agencies. As these amounts have been written-off, they are not included in accounts receivable in our consolidated balance sheets.

For self-pay receivables, the total amount of contractual adjustments, discounts and implicit price concessions that reduces these receivables to their net carrying value were $575.8 million and $575.6 million as of March 31, 2019 and December 31, 2018, respectively. If our actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in recoveries, our net loss for the three months ended March 31, 2019 would have changed $6.4 million.

Days revenue outstanding related to patients accounts receivable, excluding amounts recorded as due to or due from third-party payors, was 67 days and 64 days as of March 31, 2019 and December 31, 2018, respectively.

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

During the three months ended March 31, 2019, the Company evaluated the fair value of hospitals intended for divestiture. In connection with this evaluation, the Company recognized long-lived asset impairment of $8.9 million during the three months ended March 31, 2019, which consisted of $8.4 million of property and equipment and $0.5 million of capitalized software costs. During the three months ended March 31, 2018, we evaluated the fair value of hospitals intended for divestiture. In connection with this evaluation, we recognized long-lived asset impairment of $39.8 million during the three months ended March 31, 2018, which consisted of $34.7 million of property and equipment and $5.1 million of capitalized software costs.

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

A portion of our reserves for workers’ compensation and professional and general liability claims included on our balance sheets relates to reserved claims and incurred but not reported claims prior to the Spin-off. These claims were fully indemnified by CHS under the terms of the Separation and Distribution Agreement. As a result, we have a corresponding receivable from CHS related to these claims on our consolidated balance sheets. See Note 17 — Commitments and Contingencies in our accompanying consolidated financial statements for a table that summarizes the receivables and liabilities associated with our workers’ compensation liability and professional and general liability claims as of March 31, 2019 and December 31, 2018.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to provide guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is accounted for as a service contract. This ASU requires entities to account for such costs consistent with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU No. 2018-15 on January 1, 2019 on a prospective basis. There was no material impact on our consolidated financial position and results of operations as a result of adoption of ASU No. 2018-15.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income, which allows for reclassification from accumulated other comprehensive income to retained earnings of the stranded tax effects in accumulated other comprehensive income resulting from the enactment of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) and corresponding accounting treatment recorded in the fourth quarter of 2017. We adopted ASU No. 2018-02 on January 1, 2019. The adoption of ASU No. 2018-02 did not have a significant impact on our consolidated balance sheet.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. This ASU instead permits an entity to recognize goodwill impairment as the excess of a reporting unit's carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment of goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The ASU is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact this guidance may have on our consolidated results of operations and financial position.

Results of Operations

We have summarized our results of operations, including certain financial and operating data for the three months ended March 31, 2019 and 2018 on a comparative basis below. The definitions of certain terms used throughout the remainder of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” follows:

Same-facility. Same-facility financial and operating data, as presented in the comparative discussions herein, excludes hospitals that were sold or closed prior to and as of the end of the current reporting period. Our same-facility operating results for the three months ended March 31, 2019 and 2018, which are reported herein, have been adjusted to exclude the operating results of Sandhills Regional Medical Center and its affiliated facilities (“Sandhills”), Barrow Regional Medical Center and its affiliated facilities (“Barrow”), Cherokee Medical Center and its affiliated facilities (“Cherokee”), Trinity Hospital of Augusta and its affiliated facilities (“Trinity”), Lock Haven Hospital and its affiliated facilities (“Lock Haven”), Sunbury Community Hospital and its affiliated facilities (“Sunbury”), L.V. Stabler Memorial Hospital and its affiliated facilities (“L.V. Stabler”), Affinity, Vista West, Clearview and McKenzie which we sold or closed on December 1, 2016, December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017, September 30, 2017, October 31, 2017, February 11, 2018, March 1, 2018, March 31, 2018 and September 30, 2018, respectively.

Divestitures Group. The divestitures group, as of March 31, 2019, includes all hospitals that had been sold or closed by us since the Spin-off through March 31, 2019. The divestitures group includes Sandhills, Barrow, Cherokee, Trinity, Lock Haven, Sunbury, L.V. Stabler, Affinity, Vista West, Clearview and McKenzie. This group of hospitals has certain ongoing operations during the wind-down periods related to the assets and liabilities which were not part of the hospital sale, which typically includes patient accounts receivable, third-party receivables and accounts payable.

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

Same-facility Adjusted EBITDA. Same-facility Adjusted EBITDA, also a non-GAAP financial measure, is further adjusted to exclude the effect of EBITDA of the divestitures group. We present Same-facility Adjusted EBITDA because management believes this measure provides investors and other users of our financial statements with additional information about how management assesses our results of operations. Same-facility Adjusted EBITDA was previously defined as Adjusted EBITDA, Adjusted for Divestitures in prior periods. There has been no change in how the financial measure is being calculated.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table provides a summary of our results of operations, both in dollars and as a percentage of net operating revenues (dollars in thousands):

	Three Months Ended March 31,
	2019		2018		2019 vs 2018
		% of		% of	$	Change
	$ Amount	Revenues	$ Amount	Revenues	Variance	in %

Net operating revenues	$442,805	100.0%	$486,820	100.0%	$(44,015)
Operating costs and expenses:
Salaries and benefits	225,075	50.8%	247,000	50.7%	(21,925)	0.1%
Supplies	51,385	11.6%	58,886	12.1%	(7,501)	(0.5)%
Other operating expenses	136,789	30.9%	152,738	31.3%	(15,949)	(0.4)%
Depreciation and amortization	14,639	3.3%	18,261	3.8%	(3,622)	(0.5)%
Lease costs and rent	11,531	2.6%	12,532	2.6%	(1,001)	—%
Electronic health records incentives	26	—%	(141)	—%	167	—%
Legal, professional and settlement costs	685	0.2%	3,413	0.7%	(2,728)	(0.5)%
Impairment of long-lived assets and goodwill	8,860	2.0%	39,760	8.2%	(30,900)	(6.2)%
Loss (gain) on sale of hospitals, net	—	—%	7,815	1.6%	(7,815)	(1.6)%
Loss on closure of hospitals, net	—	—%	13,746	2.8%	(13,746)	(2.8)%
Total operating costs and expenses	448,990	101.4%	554,010	113.8%	(105,020)	(12.4)%
Income (loss) from operations	(6,185)	(1.4)%	(67,190)	(13.8)%	61,005	12.4%
Interest expense, net	32,266	7.3%	30,931	6.4%	1,335	0.9%
Income (loss) before income taxes	(38,451)	(8.7)%	(98,121)	(20.2)%	59,670	11.5%
Provision for (benefit from) income taxes	155	—%	366	—%	(211)	—%
Net income (loss)	(38,606)	(8.7)%	(98,487)	(20.2)%	59,881	11.5%
Less: Net income (loss) attributable to noncontrolling interests	400	0.1%	481	0.1%	(81)	—%
Net income (loss) attributable to Quorum Health Corporation	$(39,006)	(8.8)%	$(98,968)	(20.3)%	$59,962	11.5%

The following table reconciles Adjusted EBITDA and Same-facility Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2019	2018

Net income (loss)	$(38,606)	$(98,487)
Interest expense, net	32,266	30,931
Provision for (benefit from) income taxes	155	366
Depreciation and amortization	14,639	18,261
EBITDA	8,454	(48,929)
Legal, professional and settlement costs	685	3,413
Impairment of long-lived assets and goodwill	8,860	39,760
Loss (gain) on sale of hospitals, net	—	7,815
Loss on closure of hospitals, net	—	13,746
Transition of transition services agreements	1,142	717
Post-spin headcount reductions and executive severance	1,490	1,898
Adjusted EBITDA	20,631	18,420
Negative EBITDA of divested hospitals	2,874	8,646
Same-facility Adjusted EBITDA	$23,505	$27,066

Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended March 31,
	2019	2018	$ Variance	% Variance

Consolidated:
Net patient revenues	$422,182	$464,596	$(42,414)	(9.1)%
Non-patient revenues	20,623	22,224	(1,601)	(7.2)%
Total net operating revenues	$442,805	$486,820	$(44,015)	(9.0)%
Net patient revenues per adjusted admission	$9,749	$9,438	$311	3.3%
Net operating revenues per adjusted admission	$10,225	$9,889	$336	3.4%

Same-facility:
Net patient revenues	$424,408	$439,796	$(15,388)	(3.5)%
Non-patient revenues	20,620	21,798	(1,178)	(5.4)%
Total net operating revenues	$445,028	$461,594	$(16,566)	(3.6)%
Net patient revenues per adjusted admission	$9,800	$9,661	$139	1.4%
Net operating revenues per adjusted admission	$10,276	$10,139	$137	1.3%

The following table provides information related to our net operating revenues by payor source (dollars in thousands):

	Three Months Ended March 31,
	2019		2018		2019 vs 2018
	$ Amount	% of Total	$ Amount	% of Total	$ Variance	Change in %

Consolidated:
Medicare	$129,046	29.1%	$144,583	29.7%	$(15,537)	(0.6)%
Medicaid	81,924	18.5%	85,103	17.5%	(3,179)	1.0%
Managed care and commercial	174,075	39.3%	185,226	38.0%	(11,151)	1.3%
Self-pay and self-pay after insurance	37,137	8.4%	49,684	10.2%	(12,547)	(1.8)%
Non-patient	20,623	4.7%	22,224	4.6%	(1,601)	0.1%
Total net operating revenues	$442,805	100.0%	$486,820	100.0%	$(44,015)

Same-facility:
Medicare	$129,434	29.1%	$135,272	29.3%	$(5,838)	(0.2)%
Medicaid	82,111	18.5%	79,819	17.3%	2,292	1.2%
Managed care and commercial	174,535	39.2%	176,005	38.1%	(1,470)	1.1%
Self-pay and self-pay after insurance	38,328	8.6%	48,700	10.6%	(10,372)	(2.0)%
Non-patient	20,620	4.6%	21,798	4.7%	(1,178)	(0.1)%
Total net operating revenues	$445,028	100.0%	$461,594	100.0%	$(16,566)

The following table provides information related to certain drivers of our net operating revenues:

	Three Months Ended March 31,
	2019	2018	Variance	% Variance

Consolidated:
Number of licensed beds at end of period	2,604	2,675	(71)	(2.7)%
Admissions	17,755	20,549	(2,794)	(13.6)%
Adjusted admissions	43,304	49,226	(5,922)	(12.0)%
Surgeries	16,723	20,587	(3,864)	(18.8)%
Emergency room visits	132,125	153,797	(21,672)	(14.1)%
Medicare case mix index	1.47	1.44	0.03	2.1%

Same-facility:
Number of licensed beds at end of period	2,604	2,630	(26)	(1.0)%
Admissions	17,755	19,174	(1,419)	(7.4)%
Adjusted admissions	43,304	45,525	(2,221)	(4.9)%
Surgeries	16,723	18,301	(1,578)	(8.6)%
Emergency room visits	132,125	139,226	(7,101)	(5.1)%
Medicare case mix index	1.47	1.43	0.04	2.8%

Net operating revenues for the three months ended March 31, 2019 decreased $44.0 million compared to the three months ended March 31, 2018, consisting of a $42.4 million decrease in net patient revenues and a $1.6 million decrease in non-patient revenues. Our decrease in net patient revenues consisted of a $27.0 million decline related to the divestitures group and a $15.4 million decline related to our same-facility hospitals. The $15.4 million decline in our same-facility net patient revenues was primarily due to a $21.8 million decrease resulting from lower admissions and surgical volume, offset by a $6.4 million increase in rate and acuity. On a consolidated basis, admissions and adjusted admissions declined 13.6% and 12.0%, respectively, when comparing the first quarter of 2019 to the same period in 2018. On a same-facility basis, admissions and adjusted admissions decreased 7.4% and 4.9%, respectively, when comparing the first quarter of 2019 to the same period in 2018. The decrease in same-facility admissions and adjusted admissions was primarily a result of our initiatives, which were implemented in the second quarter of 2018, to discontinue underperforming patient service lines and terminate certain payor and physician contracts. Additionally, the decrease was due to lower flu-related admissions in the 2019 period and lower surgical admissions in the 2019 period resulting from physician turnover, inclement weather conditions in Springfield, Oregon and from our effort to re-syndicate two outpatient surgical centers in Illinois.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended March 31,
	2019	2018	$ Variance	% Variance

Salaries and benefits	$225,075	$247,000	$(21,925)	(8.9)%
Hospital operations salaries and benefits	$204,735	$223,978	$(19,243)	(8.6)%
Hospital operations salaries and benefits per adjusted admission	$4,728	$4,550	$178	3.9%
Hospital operations man-hours per adjusted admission	111.6	110.5	1.1	1.0%

Salaries and benefits decreased $21.9 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Salaries and benefits declined $15.1 million related to the divestitures group and $6.8 million related to same-facility salaries and benefits. The same-facility decrease of $6.8 million was primarily related to a reduction in same-facility admissions of 7.4%, termination of physician contracts as part of our cost savings initiatives implemented in the second quarter of 2018 and a decrease in health benefit costs as a result of changes to our employee health benefit plans and reductions in our health claims activity.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admissions amounts):

	Three Months Ended March 31,
	2019	2018	$ Variance	% Variance

Supplies	$51,385	$58,886	$(7,501)	(12.7)%
Supplies per adjusted admission	$1,187	$1,196	$(9)	(0.8)%

Supplies expense decreased $7.5 million for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018, which included a $4.0 million decline related to the divestitures group and a $3.5 million decline related to our same-facility hospitals. The $3.5 million decline in our same-facility hospitals was primarily due to a reduction in same-facility admissions of 7.4% and a reduction of same-facility surgeries of 8.6%.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	$ Variance	% Variance

Purchased services	$37,842	$41,080	$(3,238)	(7.9)%
Taxes and insurance	33,964	33,055	909	2.7%
Medical specialist fees	26,070	26,948	(878)	(3.3)%
Transition services agreements	7,849	15,117	(7,268)	(48.1)%
Repairs and maintenance	9,535	9,637	(102)	(1.1)%
Utilities	5,302	6,123	(821)	(13.4)%
Other miscellaneous operating expenses	16,227	20,778	(4,551)	(21.9)%
Total other operating expenses	$136,789	$152,738	$(15,949)	(10.4)%

Other operating expenses decreased $15.9 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Other operating expenses declined $12.9 million related to the divestitures group and declined $3.0 million related to our same-facility hospitals. The same-facility decrease was primarily due to a reduction in transition services agreement expenses and a reduction in purchased services expenses as a result of lower admissions and surgeries in the 2019 period when compared to the 2018 period.

Depreciation and Amortization

Depreciation and amortization expense decreased $3.6 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This decrease was primarily due to the overall reduction in our long-lived assets due to the divestiture or closure of four hospitals in 2018 and to impairment charges since the prior year same period.

Lease Costs and Rent

Lease costs and rent expense decreased $1.0 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. As a percentage of net operating revenues, these costs were comparable for the respective periods. The types of costs included in lease costs and rent expense are the same for both periods. We adopted ASC Topic 842 as of January 1, 2019 and have made additional disclosures about our lease arrangements. See Note 7 — Leases in the accompanying consolidated financial statements for additional information on our leases.

Electronic Health Records Incentives

Electronic health records incentives decreased $0.2 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. EHR incentives will continue to decline as we move closer toward full implementation of EHR. See Note 1 — Basis of Presentation and Significant Accounting Policies in the accompanying consolidated financial statements for additional information on EHR.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs decreased $2.7 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. These costs included legal costs and related settlements, if any, related to arbitration, regulatory claims, government investigations into reimbursement payments and other litigation matters. See Note 17 — Commitments and Contingencies in the accompanying consolidated financial statements for additional information on these matters.

Impairment of Long-Lived Assets and Goodwill

For the three months ended March 31, 2019, we recognized $8.9 million of impairment to long-lived assets of certain hospitals which we have identified as potential divestiture candidates or for which we have received letters of intent. For the three months ended March 31, 2018, we recognized $39.8 million of impairment to long-lived assets and goodwill of certain hospitals which we identified as potential divestiture candidates or for which we had received letters of intent.

Loss (Gain) on Sale of Hospitals, Net

We recognized a $7.8 million loss on the sale of hospitals, net in the three months ended March 31, 2018 primarily related to the sale of Clearview.

Loss on Closure of Hospitals, Net

For the three months ended March 31, 2018, we recognized a $13.7 million loss on closure of hospitals, net related to the closure of Affinity. We ceased operations at this hospital on February 11, 2018, but will have certain continuing closures costs primarily related to the regulatory requirements surrounding maintaining patient records.

Interest Expense, Net

The following table provides information related to interest expense, net (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$60	$78	$(18)	(23.1)%
Term Loan Facility	18,332	17,400	932	5.4%
ABL Credit Facility	386	328	58	17.7%
Senior Notes	11,626	11,613	13	0.1%
Amortization of debt issuance costs and discounts	2,161	2,106	55	2.6%
All other interest expense (income), net	(299)	(594)	295	(49.7)%
Total interest expense, net	$32,266	$30,931	$1,335	4.3%

Interest expense, net increased $1.3 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the increased interest rate on our Term Loan Facility. See Liquidity and Capital Resources below and Note 6 — Long-Term Debt in the accompanying consolidated financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

The provision for income taxes decreased $0.2 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Our effective tax rates were (0.4)% for both of these respective periods.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests was $0.4 million and $0.5 million in the three months ended March 31, 2019 and 2018, respectively. As a percentage of net operating revenues, it was comparable for the respective periods.

Liquidity and Capital Resources

Financial Outlook

Our primary sources of liquidity are cash flows from operations, proceeds from divestitures and available borrowing capacity under our revolving credit facilities. We believe that these amounts will be adequate to service our existing debt and finance internal growth and fund capital expenditures over the next 12 months and into the foreseeable future. Borrowings under our revolving credit facilities are intended to be used for working capital, capital expenditures and general corporate purposes. Our cash flows are negatively impacted by the significant amount of interest expense associated with the high debt leverage put in place to affect the Spin-off. Interest payments were $18.2 million and $17.5 million for the three months ended March 31, 2019 and 2018, respectively. In addition, one state in which we operate, California, is historically slow making payments for their Medicaid supplemental payment programs. As of March 31, 2019, receivables outstanding under the California state supplemental programs were $41.7 million.

We perform an ongoing strategic review of our hospitals based upon an analysis of financial performance, current competitive conditions, market demographic and economic trends and capital allocation requirements. As part of this strategy, we engage in initiatives to divest or close underperforming hospitals and outpatient service facilities which, in turn, will allow us to reduce our corporate indebtedness and refine our hospital portfolio to become a sustainable group of hospitals and outpatient service facilities with higher operating margins. To date, we have received combined proceeds of $99.9 million from the sale of land and one hospital in 2019, three hospitals in 2018, five hospitals in 2017 and two hospitals in 2016, which have been used to pay down $97.9 million on our Term Loan Facility. Our strategic review process is ongoing and we have targeted additional hospitals for divestiture or closure with the intention of utilizing substantially all net proceeds to pay down our secured debt.

Our financial statements have been prepared under the assumption that we will continue as a going concern. In accordance with Accounting Standard Codification (“ASC”) 205-40, Presentation of Financial Statements — Going Concern, management concluded that there were probable conditions or events that raised substantial doubt about our ability to continue as a going concern due to the fact that our maximum Secured Net Leverage Ratio permitted under the CS Agreement is reduced to 4.50 from 5.00 in the first quarter of 2020. We are in compliance with our financial covenants as of March 31, 2019, and we believe that it is probable that our current and anticipated future operating results alleviate the substantial doubt about our ability to continue as a going concern for the one year period following the date these financial statements are issued. Management’s evaluation of our ability to comply with the Secured Net Leverage Ratio included, but was not limited to, the following factors:

•

On May 8, 2019, we entered into an agreement with R1 RCM to receive end-to-end revenue cycle management services. We believe that through our partnership with R1 RCM, we will achieve costs savings and improved net patient revenues through improvements in operational effectiveness and efficiencies;

•

Subsequent to the end of the first quarter of 2019, we completed the sale of Scenic Mountain Medical Center and are evaluating additional divestiture opportunities. The sale or closure of underperforming facilities will continue to generate additional costs savings and the decision to close facilities within the next twelve months is within our control; and

•	Management has a plan to achieve cost savings over the next twelve months through a reduction in corporate and other operating costs.

Statements of Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2019	2018	$ Variance

Net cash provided by (used in) operating activities	$8,078	$(2,593)	$10,671
Net cash provided by (used in) investing activities	(8,209)	23,787	(31,996)
Net cash provided by (used in) financing activities	(1,356)	13,680	(15,036)
Net change in cash, cash equivalents and restricted cash	$(1,487)	$34,874	$(36,361)

Net cash provided by operating activities was $8.1 million for the three months ended March 31, 2019 compared to net cash used in operating activities of $2.6 million for the three months ended March 31, 2018, a $10.7 million increase. In the 2018 period, net cash flows from operating activities were unfavorably impacted by $13.7 million of closure costs related to Affinity, of which approximately $5.3 million was considered non-cash. All other changes in operating assets and liabilities on a comparative basis for the three months ended March 31, 2019 and 2018 were considered to be part of our normal business operations.

Net cash used in investing activities was $8.2 million for the three months ended March 31, 2019 compared to net cash provided by investing activities of $23.8 million for the three months ended March 31, 2018, a $32.0 million decrease. Capital expenditures for property and equipment decreased $6.2 million, primarily due to reduced spending on the new patient tower and expanded surgical capacity project at our hospital in Springfield, Oregon. In the 2018 period, net cash provided by investing activities included $38.7 million of proceeds from the sales of Clearview and Vista West. In the 2019 period, we did not complete any hospital divestitures.

Net cash used in financing activities was $1.4 million for the three months ended March 31, 2019, compared to net cash provided by financing activities of $13.7 million for the three months ended March 31, 2018, a $15.0 million decrease. This decrease was primarily due to a $16.0 million reduction in our net borrowings under revolving credit facilities in the 2019 period compared to the 2018 period.

Capital Expenditures

Capital expenditures for property, equipment and software were $9.5 million and $15.0 million for the three months ended March 31, 2019 and 2018, respectively. In addition, we had $2.8 million and $3.5 million of capital expenditures related to property and equipment accrued in accounts payable at March 31, 2019 and 2018, respectively. Our capital expenditures primarily consist of purchases of medical equipment, renovations at our hospitals and investments in a standalone information system infrastructure. Our construction project on a new patient tower and expanded surgery capacity at our hospital in Springfield, Oregon was substantially complete at December 31, 2018. During the three months ended March 31, 2019 and 2018, we incurred costs of $2.1 million and $6.1 million, respectively, related to the project. As of March 31, 2019, our total costs incurred on this project, including purchases of medical equipment, are $102.8 million. Our anticipated remaining costs on the project in 2019 are $2.2 million.

Capital Resources

Our net working capital was $126.1 million and $169.3 million as of March 31, 2019 and December 31, 2018, respectively, a $43.2 million decrease. This decrease in net working capital was primarily due to the adoption of ASC Topic 842 as of January 1, 2019, which resulted in $24.7 million of current operating lease liability as of March 31, 2019 with no comparable amount at December 31, 2018. In addition, we had a $12.0 million increase in accrued interest primarily related to timing of interest payments on our Senior Notes. All other changes in net working capital were part of our normal business operations.

Long-Term Debt

The following table provides a summary of activity related to our long-term debt (in thousands):

	Three Months Ended March 31, 2019
				Assets
	Total			Acquired		Total
	Debt at			Under		Debt
	Beginning			Capital		at End
	of Period	Borrowings	Repayments	Leases	Amortization	of Period

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$—	$—	$—	$—	$—
Term Loan Facility, maturing 2022	790,751	—	(1,371)	—	—	789,380
ABL Credit Facility, maturing 2021	14,000	152,000	(150,000)	—	—	16,000
Senior Notes, maturing 2023	400,000	—	—	—	—	400,000
Unamortized debt issuance costs and discounts	(35,537)	—	—	—	2,161	(33,376)
Finance lease obligations	23,386	—	(375)	79	—	23,090
Other debt	874	161	(87)	—	—	948
Total debt	1,193,474	152,161	(151,833)	79	2,161	1,196,042
Less: Current maturities of long-term debt	(1,697)					(1,721)
Total long-term debt	$1,191,777	$152,161	$(151,833)	$79	$2,161	$1,194,321

The following table provides a summary of our long-term debt, allocated between fixed and variable debt (dollars in thousands):

	March 31, 2019
		% of
	$ Amount	Total Debt

Fixed	$424,038	34.5%
Variable	805,380	65.5%
Total debt, excluding unamortized debt issuance costs and discounts	$1,229,418	100.0%

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

The CS Agreement contains customary covenants, including a maximum permitted Secured Net Leverage Ratio, as determined based on 12 month trailing Consolidated EBITDA, as defined in the CS Agreement. On April 11, 2017, we executed the CS Amendment with our Senior Credit Facility lenders to amend the calculation of the Secured Net Leverage Ratio beginning July 1, 2017 through maturity, among other provisions. In addition, the CS Amendment raised the minimum Secured Net Leverage Ratio required for the Company to remain in compliance for certain periods, and also changed the calculation of compliance for specified periods. The CS Second Amendment, which was executed on March 14, 2018, amended the Secured Net Leverage Ratio for the period July 1, 2017 through maturity. As of March 31, 2019, we had a Secured Net Leverage Ratio of 4.45 to 1.00 implying additional borrowing capacity of $103.1 million as of March 31, 2019.

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

Prior to the CS Amendment, interest under the Term Loan Facility accrued, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%. Following the CS Amendment, interest under the Term Loan Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. The effective interest rate on the Term Loan Facility was 9.72% as of March 31, 2019. Interest on outstanding borrowings under the Revolving Credit Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS Amendment and the CS Second Amendment.

Borrowings from the Revolving Credit Facility are used for working capital and general corporate purposes. As of March 31, 2019, we had no borrowings outstanding on the Revolving Credit Facility and had $14.2 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation liability insurance and as security for the payment of claims. As of March 31, 2019, we had borrowing capacity under our Revolving Credit Facility of $48.3 million.

ABL Credit Facility

The ABL Credit Facility has a maturity date of April 29, 2021, subject to customary acceleration events and repayment, extension or refinancing. Interest on outstanding borrowings under the ABL Credit Facility accrues, at our option, at a base rate or LIBOR, subject to statutory reserves and a floor of 0%, except that all swingline borrowings will accrue interest based on the base rate, plus an applicable margin determined by the average excess availability under the ABL Credit Facility for the fiscal quarter immediately preceding the date of determination. The applicable margin ranges from 1.75% to 2.25% for LIBOR advances and from 0.75% to

1.25% for base rate advances. As of March 31, 2019, we had $16.0 million of borrowings outstanding under the ABL Credit Facility and borrowing capacity of $109.0 million.

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

Senior Notes

On April 22, 2016, we issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations guaranteed on a senior basis by certain of our subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months. The effective interest rate on the Senior Notes was 12.49% as of March 31, 2019.

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

On and after April 15, 2019, we are entitled, at our option, to redeem all or a portion of the Senior Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices specified in the table below, plus accrued and unpaid interest, if any, to the redemption date. The redemption prices are expressed as a percentage of the principal amount on the redemption date. Holders of record on the relevant record date have the right to receive interest due on the relevant interest payment date. In addition, prior to April 15, 2019, we could have redeemed some or all of the Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make whole” premium, as set forth in the Indenture. We were entitled to redeem up to 35% of the aggregate principal amount of the Senior Notes until April 15, 2019 with the net proceeds from certain equity offerings at the redemption price set forth in the Indenture.

The following table provides a summary of the redemption periods and prices related to the Senior Notes:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

The following table provides a summary of unamortized debt issuance costs and discounts (in thousands):

	March 31,	December 31,
	2019	2018

Debt issuance costs	$34,533	$34,533
Debt discounts	24,536	24,536
Total debt issuance costs and discounts at origination	59,069	59,069
Less: Amortization of debt issuance costs and discounts	(25,693)	(23,532)
Total unamortized debt issuance costs and discounts	$33,376	$35,537

Finance Lease Obligations and Other Debt

Our debt arising from finance lease obligations primarily relates to our corporate office in Brentwood, Tennessee. As of March 31, 2019 and December 31, 2018, this finance lease obligation was $16.9 million and $17.2 million, respectively. The remainder of our finance lease obligations relate to property and equipment at our hospitals and corporate office. Other debt consists of physician loans and miscellaneous notes payable to banks.

Debt Maturities

The following table provides a summary of our debt maturities for the next five years and thereafter (in thousands):

March 31, 2019

Remainder of 2019	$1,312
2020	1,720
2021	17,713
2022	790,800
2023	401,327
Thereafter	16,546
Total debt, excluding unamortized debt issuance costs and discounts	$1,229,418

Noncontrolling Interests and Redeemable Noncontrolling Interests

Our financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that we control. Accordingly, we have recorded noncontrolling interests in the earnings and equity of such entities. Certain of our consolidated subsidiaries have noncontrolling physician ownership interests with redemption features that require us to deliver cash upon the occurrence of certain events outside our control, such as the retirement, death, or disability of a physician-owner. We record the carrying amount of redeemable noncontrolling interests at the greater of: (1) the initial carrying amount increased or decreased for the noncontrolling interests' share of cumulative net income (loss), net of cumulative amounts distributed, if any, or (2) the redemption value. As of March 31, 2019, we had redeemable noncontrolling interests of $2.3 million and non-redeemable noncontrolling interests of $14.8 million that are included in our consolidated balance sheets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. In connection with the Spin-off, on April 29, 2016, we entered into two credit agreements, the Senior Credit Facility and the ABL Credit Facility, that subject us to variable interest rates tied to LIBOR or a base rate. As of March 31, 2019, we had outstanding principal amount of debt, excluding unamortized debt issuance costs and discounts, of $805.4 million subject to variable rates of interest, which included $16.0 million of borrowings outstanding under revolving credit facilities as of March 31, 2019. If the interest rate on our variable rate long-term debt outstanding as of March 31, 2019, after taking into consideration the 1% floor on our Term Loan Facility, was 100 basis points higher for the three months ended March 31, 2019, the additional interest expense impacting net income (loss) would have been $2.0 million, or $(0.06) per basic and diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We have included a discussion of specific legal proceedings below, some of which may not be required to be disclosed in this Part II, Item 1 under SEC rules due to the nature of our business; however, we believe that the discussion of these legal matters may provide useful information to security holders or the other readers of this Quarterly Report on Form 10-Q. The proceedings discussed below do not include claims and lawsuits covered by professional and general liability or employment practices insurance and risk retention programs. The legal matters referenced below are also discussed in Note 17 — Commitments and Contingencies in the accompanying financial statements.

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

Commercial Litigation and Other Lawsuits

•

Arbitration with Community Health Systems, Inc. On August 4, 2017, we received a demand for arbitration from CHS seeking payment of certain amounts that we have withheld pursuant to the Shared Service Centers Transition Services Agreement (the “SSC TSA”) and the Computer and Data Processing Transition Services Agreement (the “IT TSA”). CHS sought payment of approximately $12.1 million relating to these two transition services agreements. We contested the charges as not payable to CHS under the transition services agreements and made counterclaims that included, among other things, termination of the SSC TSA, a ruling that the IT TSA was terminable at our option, and substantial damages we believed that we had suffered as a result of the transition services agreements and other actions taken by CHS in connection with the Spin-off. Additionally, on March 19, 2018, we received notice from CHS that CHS sought to terminate, effective September 30, 2018, the SSC TSA and the IT TSA and to impose a September 30, 2018 deadline for completion of the transition services under the SSC TSA and IT TSA, as a result of alleged breaches by the Company of the agreements. The notice from CHS also provided an indication of CHS’s preference to terminate the Receivables Collection Agreement, the Eligibility Screening Services Agreement, and the Billing and Collection Agreement. We amended our counterclaims to include allegations that CHS’s attempt to terminate the SSC TSA and IT TSA and to impose a September 30, 2018 deadline for completing the transition of services under those contracts violated the terms of the contracts and was invalid and without effect. The validity and effectiveness of CHS’s attempt to terminate the SSC TSA and IT TSA and to impose a September 30, 2018 deadline was litigated during the course of arbitration proceedings held in late June 2018. After hearing testimony regarding the termination issues, the arbitration panel ruled that each of the SSC TSA and IT TSA will continue in effect according to their original terms through 2021, subject to any agreement by the parties to terminate the SSC TSA and the IT TSA at an earlier time. The panel ordered that, after the date of the ruling, we would prospectively pay the amounts invoiced under the TSAs as billed, but deferred ruling on the parties’ economic claims related to the TSAs. The arbitration reconvened October 1, 2018 with QHC presenting our counter-claims and defenses that certain amounts were not payable to CHS. The arbitration concluded October 9, 2018. The panel issued its final arbitration award on January 3, 2019. In connection with the SSC TSA payment dispute, the panel determined that CHS was not entitled to have charged the disputed fees under that agreement, and thus that (i) we were entitled to retain the approximately $9.3 million previously withheld by us, and (ii) CHS was required to pay back the approximately $2.1 million paid by us under the SSC TSA since the panel’s June 2018 order. We will not be required to pay such overcharged amounts under the SSC TSA in the future. In connection with the IT TSA payment dispute, the panel determined that CHS’s fees under the IT TSA were proper. We paid the approximately $1.5 million previously withheld under that agreement, and we will continue to pay such amounts under the IT TSA in the future. The panel’s June 2018 ruling that CHS is not entitled to terminate the SSC and IT TSAs remains in effect. The panel denied our other affirmative claims against CHS.

•

Zwick Partners LP and Aparna Rao, Individually and On Behalf of All Others Similarly Situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller and Michael J. Culotta. On September 9, 2016, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against us and certain of our former officers. On April 17, 2017, Plaintiff filed a Second Amended Complaint adding additional defendants, CHS, Wayne T. Smith and W. Larry Cash. The Second Amended Complaint alleges claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and is brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of the Company between May 2, 2016 and August 10, 2016. On June 23, 2017, we filed a motion to dismiss, which Plaintiff opposed on August 22, 2017. On April 19, 2018, the Court denied our motion to dismiss, and we filed our answer to the Second Amended Complaint on May 18, 2018. On July 13, 2018, Plaintiff filed its motion for class certification, which Defendants opposed on August 31, 2018. On March 29, 2019, the Court granted the motion and certified the class. Defendants have filed a petition for permission to appeal the class certification decision with the Sixth Circuit Court of Appeals, which petition is currently pending. On September 14, 2018, Plaintiff filed a Third Amended Complaint adding additional alleged misstatements. On October 12, 2018, Defendants moved to dismiss the new allegations, and, on March 29, 2019, the Court granted the motion and dismissed the new allegations. The case is in discovery, and we are vigorously defending ourselves in this matter. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss because discovery has only recently started and the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

R2 Investments, LDC v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller, Michael J. Culotta, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North, H. Mitchell Watson, Jr. and H. James Williams. On October 25, 2017, a shareholder filed an action in the Circuit Court of Williamson County, Tennessee against us and certain of our former officers and directors and CHS and certain of its officers and directors. The complaint alleges that the defendants violated the Tennessee Securities Act and common law by, among other things, making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of our business, operations and financial condition. Plaintiff is seeking rescissionary, compensatory and punitive damages. We filed a motion to dismiss the action on January 16, 2018, which Plaintiff opposed on March 5, 2018. On May 11, 2018, the Court denied our motion to dismiss. We subsequently filed an answer to the complaint, and the case is now in discovery. We are vigorously defending ourselves in this matter. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss because discovery has only recently started and the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

Harvey Horwitz, Derivatively on Behalf of Quorum Health Corporation v. Thomas D. Miller, Michael J. Culotta, Barbara R. Paul, R. Lawrence Van Horn, William S. Hussey, James T. Breedlove, William M. Gracey, Joseph A. Hastings, and Adam Feinstein, and Quorum Health Corporation, as Nominal Defendant. On September 17, 2018, a purported shareholder filed a derivative action on behalf of the Company in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violation of Section 29(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and indemnification and contribution. Plaintiff seeks damages allegedly sustained by us, rescission of the Separation Agreement with CHS, corporate governance reforms, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs. On October 26, 2018, the Court entered an order granting a stay of the case pending entry of an order on any motions for summary judgment in the Rao v. Quorum Health Corporation case described above. Once the stay is lifted, we intend to move to transfer the action to Delaware consistent with our by-laws. We are vigorously defending ourselves in this matter. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss because the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

Reda Slone v. Kentucky River Medical Center (an assumed name of Jackson Hospital Corporation). On April 19, 2017, a former director of the emergency department of Kentucky River Medical Center ("KRMC") filed an action in the Circuit Court of Breathitt County, Kentucky (Case No.: 17-CI-00095), against KRMC alleging wrongful discharge in violation of KRS 216B.165 (known unofficially as Kentucky’s healthcare worker’s whistleblower statute), common law wrongful discharge, violation of Plaintiff’s free speech under the Section 1 of the Kentucky Constitution, and intentional and/or negligent infliction of emotional distress. The Plaintiff is claiming that KRMC terminated the Plaintiff’s employment because she made complaints that the emergency department did not have adequate staffing levels/nurse to patient ratios, and did not have sufficient numbers of adequately trained staff. The Plaintiff is seeking damages for back pay and front pay ($549,623), incidental damages ($310,000), emotional pain and suffering ($350,000), attorney’s fees ($200,000), and punitive damages ($11,250,000). KRMC filed an answer to the complaint and the matter is now in discovery. A trial date is set for July 22, 2019. KRMC is vigorously defending the matter. The outcome of the matter cannot be predicted. However, it is reasonably possible that KRMC may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss because discovery is still ongoing and there is uncertainty as to the outcome of the upcoming trial or motions. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

Mary Della-Maggiora, as an individual and on behalf of all others similarly situated, v. Watsonville Community Hospital, entity unknown, and DOES 1 through 50, inclusive (Superior Court of the State of California for the County of Santa Cruz). On January 22, 2018, Plaintiff filed a purported class action alleging violations of California Labor Code Section 226(a). On May 14, 2018, Plaintiff filed her Second Amended Class Action Complaint. The Second Amended Class Action Complaint contains two causes of action. The first cause of action is brought by Plaintiff in her individual capacity and as potential class representative for all other Watsonville Community Hospital employees for alleged violations of Labor Code Section 226(a), subsections (6), (8), and (9). The second cause of action is brought under the California Private Attorneys General Act of 2004 by Plaintiff in her individual capacity and as “appointed” representative of the State of California Labor and Workforce Development Agency, for alleged violations of Labor Code Section 226(a), subsection (9). Plaintiff generally alleges that the paystubs issued to Watsonville employees did not include all information required by California Labor Code Section 226(a). The case is in discovery, and Watsonville Community Hospital is vigorously defending itself in this matter. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss because discovery has only recently started and the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

Nedal Alqalqili v. Hospital of Barstow, Inc., dba Barstow Community Hospital; Quorum Health Corp.; Carrie Howell, an individual; and DOES 1 through 10, inclusive (Superior Court of the State of California for the County of San Bernardino). On June 28, 2018, Plaintiff filed a complaint alleging discrimination, harassment, and retaliation arising from her employment with Hospital of Barstow, Inc. On October 17, 2018, Plaintiff filed her First Amended Complaint for

Damages and Declaratory and Injunctive Relief for Employment Discrimination. The First Amended Complaint contains eleven claims for monetary relief as well as claims for declaratory and injunctive relief. In the First Amended Complaint Plaintiff alleges claims for: interference, discrimination, and retaliation in violation of the California Family Rights Act, California Government Code Section 12945.2; national origin-based hostile work environment, religious creed-based hostile work environment, sex discrimination, national origin discrimination, religious creed discrimination, failure to prevent discrimination and harassment, and retaliation in violation of the Fair Employment and Housing Act, California Government Code Section 12940, et seq.; and failure to timely provide employment records in violation of California Labor Code Section 1198.5. The case is in discovery, and Barstow Community Hospital is vigorously defending itself in this matter. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss in connection with this matter. We are unable to reasonably estimate the amount or range of such reasonably possible loss because discovery has only recently started and the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors discussed in the 2018 Annual Report on Form 10-K.

Our financial statements have been prepared under the assumption that we will continue as a going concern.

Our financial statements have been prepared under the assumption that we will continue as a going concern. However, in light the reduction in the maximum Secured Net Leverage Ratio permitted under the CS Agreement to 4.50 from 5.00 in the first quarter of 2020, management concluded that there were probable conditions or events that raised substantial doubt about our ability to continue as a going concern. Management believes that it is probable that substantial doubt about our ability to remain in compliance with the Secured Net Leverage Ratio has been alleviated due to, but not limited to, our partnership with R1 RCM, the completion of the sale of Scenic Mountain Medical Center and the opportunity for additional divestitures, and management’s plan to reduce corporate and other operating costs over the next twelve months.

We believe that these efforts will achieve cost savings and improved net patient revenues. However, we cannot predict with certainty the outcome of our actions. Our ability to fund capital requirements, service our existing debt and comply with our debt covenants will depend on our future operating performance and will be impacted by financial, business, economic, regulatory and other factors. If we do not generate enough cash to pay our debt service obligations or our operating performance does not comply with our debt covenants, we may be required to refinance all or part of our existing indebtedness, sell assets, borrow additional money or raise equity. Breach of covenants included in our debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances, would have a material adverse effect upon our business and would likely require us to do any or all of the following: seek to renegotiate these debt arrangements with the lenders, seek waivers from the lenders, or seek to raise additional capital and increase revenues. If such negotiations and capital raising attempts proved unsuccessful, we may be required to seek protection from creditors through bankruptcy proceedings.

Item 6. Exhibits

No.	Description

10.1†

Quorum Health Corporation Amended and Restated 2016 Stock Award Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 15, 2019 (File No. 333-229696)).

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

Date: May 10, 2019