Form 10-Q
period 2019-06-30
Quorum Health Corp
filed 2019-08-07
CIK 1650445

fSep2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number    001-37550

QUORUM HEALTH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-4725208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1573 Mallory Lane Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip code)

(615) 221-1400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	QHC	New York Stock Exchange

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

As of August 2, 2019, there were 32,912,073 shares outstanding of the registrant’s Common Stock.

QUORUM HEALTH CORPORATION

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Earnings per Share and Shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net operating revenues	$442,170	$472,632	$884,975	$959,452
Operating costs and expenses:
Salaries and benefits	213,411	232,631	438,486	479,631
Supplies	50,202	52,897	101,587	111,783
Other operating expenses	106,954	144,456	243,743	297,194
Depreciation and amortization	14,500	17,142	29,139	35,403
Lease costs and rent	11,627	11,358	23,158	23,890
Electronic health records incentives	583	(445)	609	(586)
Legal, professional and settlement costs	604	5,417	1,289	8,830
Impairment of long-lived assets and goodwill	25,950	—	34,810	39,760
Loss (gain) on sale of hospitals, net	1,140	307	1,140	8,122
Loss on closure of hospitals, net	—	3,338	—	17,084
Total operating costs and expenses	424,971	467,101	873,961	1,021,111
Income (loss) from operations	17,199	5,531	11,014	(61,659)
Interest expense, net	33,582	31,926	65,848	62,857
Income (loss) before income taxes	(16,383)	(26,395)	(54,834)	(124,516)
Provision for (benefit from) income taxes	94	(454)	249	(88)
Net income (loss)	(16,477)	(25,941)	(55,083)	(124,428)
Less: Net income (loss) attributable to noncontrolling interests	396	665	796	1,146
Net income (loss) attributable to Quorum Health Corporation	$(16,873)	$(26,606)	$(55,879)	$(125,574)

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(0.56)	$(0.92)	$(1.88)	$(4.37)
Weighted-average shares outstanding:
Basic and diluted	30,001,208	28,995,564	29,721,167	28,726,445

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income (loss)	$(16,477)	$(25,941)	$(55,083)	$(124,428)
Amortization and recognition of unrecognized pension cost components, net of income taxes	48	(189)	97	(75)
Comprehensive income (loss)	(16,429)	(26,130)	(54,986)	(124,503)
Less: Comprehensive income (loss) attributable to noncontrolling interests	396	665	796	1,146
Comprehensive income (loss) attributable to Quorum Health Corporation	$(16,825)	$(26,795)	$(55,782)	$(125,649)

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value per Share and Shares)

	June 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$2,265	$3,203
Patient accounts receivable	270,923	322,608
Inventories	41,447	45,646
Prepaid expenses	21,653	19,683
Due from third-party payors	57,071	63,443
Current assets of hospitals held for sale	35,380	—
Other current assets	33,604	36,405
Total current assets	462,343	490,988
Property and equipment, net	496,555	559,438
Goodwill	391,658	401,073
Intangible assets, net	41,066	48,289
Operating lease right-of-use assets	84,854	—
Long-term assets of hospitals held for sale	25,796	—
Other long-term assets	65,954	74,306
Total assets	$1,568,226	$1,574,094

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,646	$1,697
Current portion of operating lease liabilities	23,797	—
Accounts payable	140,768	143,917
Accrued liabilities:
Accrued salaries and benefits	61,006	76,908
Accrued interest	10,517	10,024
Due to third-party payors	37,218	45,852
Current liabilities of hospitals held for sale	10,675	—
Other current liabilities	38,573	43,336
Total current liabilities	324,200	321,734
Long-term debt	1,210,523	1,191,777
Long-term operating lease liabilities	61,554	—
Deferred income tax liabilities, net	6,978	6,736
Long-term liabilities of hospitals held for sale	3,248	—
Other long-term liabilities	89,245	126,499
Total liabilities	1,695,748	1,646,746
Redeemable noncontrolling interests	2,278	2,278
Equity:
Quorum Health Corporation stockholders' equity (deficit):
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value per share, 300,000,000 shares authorized; 32,926,689 shares issued and outstanding at June 30, 2019, and 31,521,398 shares issued and outstanding at December 31, 2018	3	3
Additional paid-in capital	559,487	557,309
Accumulated other comprehensive income (loss)	856	759
Accumulated deficit	(705,071)	(648,464)
Total Quorum Health Corporation stockholders' equity (deficit)	(144,725)	(90,393)
Nonredeemable noncontrolling interests	14,925	15,463
Total equity (deficit)	(129,800)	(74,930)
Total liabilities and equity	$1,568,226	$1,574,094

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

For the Six Months Ended June 30, 2019

(In Thousands, Except Shares)

		Quorum Health Corporation Stockholders' Equity
					Accumulated
	Redeemable			Additional	Other		Nonredeemable	Total
	Noncontrolling	Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Equity
	Interests	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	(Deficit)

Balance at December 31, 2018	$2,278	31,521,398	$3	$557,309	$759	$(648,464)	$15,463	$(74,930)
Comprehensive income (loss)	(74)	—	—	—	49	(39,006)	474	(38,483)
Adoption of ASC Topic 842	—	—	—	—	—	(728)	—	(728)
Stock-based compensation expense	—	5,000	—	1,770	—	—	—	1,770
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(231,729)	—	(461)	—	—	—	(461)
Cash distributions to noncontrolling investors	(46)	—	—	—	—	—	(1,177)	(1,177)
Adjustments to redemption values of redeemable noncontrolling interests	120	—	—	(120)	—	—	—	(120)
Balance at March 31, 2019	2,278	31,294,669	3	558,498	808	(688,198)	14,760	(114,129)
Comprehensive income (loss)	(101)	—	—	—	48	(16,873)	497	(16,328)
Stock-based compensation expense	—	1,684,346	—	1,194	—	—	—	1,194
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(52,326)	—	(103)	—	—	—	(103)
Cash distributions to noncontrolling investors	(1)	—	—	—	—	—	(332)	(332)
Adjustments to redemption values of redeemable noncontrolling interests	102	—	—	(102)	—	—	—	(102)
Balance at June 30, 2019	$2,278	32,926,689	$3	$559,487	$856	$(705,071)	$14,925	$(129,800)

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY

For the Six Months Ended June 30, 2018

(In Thousands, Except Shares)

		Quorum Health Corporation Stockholders' Equity
					Accumulated
	Redeemable			Additional	Other		Nonredeemable
	Noncontrolling	Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Total
	Interests	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	Equity

Balance at December 31, 2017	$2,325	30,294,895	$3	$549,610	$(1,956)	$(448,216)	$13,969	$113,410
Comprehensive income (loss)	(121)	—	—	—	114	(98,968)	602	(98,252)
Stock-based compensation expense	—	979,817	—	2,464	—	—	—	2,464
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(112,221)	—	(634)	—	—	—	(634)
Cash distributions to noncontrolling investors	(62)	—	—	—	—	—	(741)	(741)
Adjustments to redemption values of redeemable noncontrolling interests	174	—	—	(174)	—	—	—	(174)
Balance at March 31, 2018	2,316	31,162,491	3	551,266	(1,842)	(547,184)	13,830	16,073
Comprehensive income (loss)	(217)	—	—	—	(189)	(26,606)	882	(25,913)
Stock-based compensation expense	—	—	—	2,756	—	—	—	2,756
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(263,781)	—	(1,309)	—	—	—	(1,309)
Adjustments to redemption values of redeemable noncontrolling interests	202	—	—	(202)	—	—	—	(202)
Balance at June 30, 2018	$2,301	30,898,710	$3	$552,511	$(2,031)	$(573,790)	$14,712	$(8,595)

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Cash flows from operating activities:
Net income (loss)	$(16,477)	$(25,941)	$(55,083)	$(124,428)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,500	17,142	29,139	35,403
Non-cash interest expense, net	2,380	2,723	4,319	4,534
Provision for (benefit from) deferred income taxes	31	(511)	121	25
Stock-based compensation expense	1,194	2,756	2,964	5,220
Impairment of long-lived assets and goodwill	25,950	—	34,810	39,760
Loss (gain) on sale of hospitals, net	1,140	307	1,140	8,122
Non-cash portion of loss (gain) on hospital closures	—	1,089	(567)	6,394
Changes in reserves for self-insurance claims, net of payments	(29,963)	4,355	(25,803)	10,380
Other non-cash expense (income), net	116	56	(1,256)	7
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Patient accounts receivable	22,766	19,645	18,780	21,074
Due from and due to third-party payors, net	2,159	19,761	(2,262)	20,978
Inventories, prepaid expenses and other current assets	(5,143)	(1,519)	(232)	(229)
Accounts payable and accrued liabilities	(28,930)	(19,301)	(8,784)	(9,714)
Long-term assets and liabilities, net	(117)	(3,368)	398	(2,925)
Net cash provided by (used in) operating activities	(10,394)	17,194	(2,316)	14,601

Cash flows from investing activities:
Capital expenditures for property and equipment	(9,819)	(10,791)	(18,111)	(25,319)
Capital expenditures for software	(2,326)	(531)	(3,517)	(1,044)
Acquisitions, net of cash acquired	—	(26)	(455)	(58)
Proceeds from the sale of hospitals	11,741	507	11,741	39,170
Other investing activities, net	(2,112)	52	(383)	249
Net cash provided by (used in) investing activities	(2,516)	(10,789)	(10,725)	12,998

Cash flows from financing activities:
Borrowings under revolving credit facilities	175,000	115,000	327,000	247,000
Repayments under revolving credit facilities	(149,000)	(119,000)	(299,000)	(233,000)
Borrowings of long-term debt	25	55	186	67
Repayments of long-term debt	(12,130)	(30,820)	(13,963)	(31,447)
Payments of debt issuance costs	—	—	—	(2,268)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	(103)	(1,309)	(564)	(1,943)
Cash distributions to noncontrolling investors	(333)	—	(1,556)	(803)
Net cash provided by (used in) financing activities	13,459	(36,074)	12,103	(22,394)

Net change in cash, cash equivalents and restricted cash	549	(29,669)	(938)	5,205
Cash, cash equivalents and restricted cash at beginning of period	1,716	40,491	3,203	5,617
Cash, cash equivalents and restricted cash at end of period	$2,265	$10,822	$2,265	$10,822

Supplemental cash flow information:
Interest payments, net	$42,846	$41,224	$61,061	$58,711
Income tax payments, net	189	341	189	487

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

On April 29, 2016, Community Health Systems, Inc. (“CHS”) completed the spin-off of 38 hospitals, including their affiliated facilities, and Quorum Health Resources, LLC to form Quorum Health Corporation through the distribution of 100% of the common stock of QHC to CHS stockholders of record as of the close of business on April 22, 2016 (the “Spin-off”). The principal business of Quorum Health Corporation, a Delaware corporation, and its subsidiaries (collectively, “QHC” or the “Company”) is to provide hospital and outpatient healthcare services in its markets across the United States. As of June 30, 2019, the Company owned or leased a diversified portfolio of 26 hospitals in rural and mid-sized markets, which are located in 14 states and have a total of 2,458 licensed beds. The Company provides outpatient healthcare services through its hospitals and affiliated facilities, including urgent care centers, diagnostic and imaging centers, physician clinics and surgery centers. The Company’s wholly-owned subsidiary, Quorum Health Resources, LLC (“QHR”), provides hospital management advisory and healthcare consulting services to non-affiliated hospitals located throughout the United States. Over 95% of the Company’s net operating revenues are attributable to its hospital operations business.

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

The Company’s financial statements have been prepared under the assumption that it will continue as a going concern. In accordance with Accounting Standard Codification (“ASC”) 205-40, Presentation of Financial Statements — Going Concern, management concluded that there were probable conditions or events that raised substantial doubt about the Company’s ability to continue as a going concern due to the fact that the Company’s maximum Secured Net Leverage Ratio permitted under the CS Agreement is reduced to 4.50 from 5.00 in the first quarter of 2020. The measurement date for the Company’s required compliance with the Secured Net Leverage Ratio is as of the last day of each fiscal quarter. The Company is in compliance with its financial covenants as of June 30, 2019 and believes that it is probable that the Company’s current and anticipated future operating results alleviate the substantial doubt about the Company’s ability to continue as a going concern for the one year period following the date these financial statements are issued. Management’s evaluation of the Company’s ability to comply with the Secured Net Leverage Ratio included, but was not limited to, the following factors:

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

•	Management has a plan to achieve cost savings over the next twelve months through a reduction in corporate and operating costs.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Revenues and Accounts Receivable

Revenue Recognition

The Company reports revenues from patient services at its hospitals and affiliated facilities at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient care. These amounts are due from patients, governmental programs and third-party payors such as Medicare, Medicaid, health maintenance organizations, preferred provider organizations, private insurers and others, and include variable consideration for retroactive revenue adjustments due to settlements of audits, reviews and investigations. Generally, the Company bills the patient and third-party payors several days after the services are performed or the patient is discharged. Revenue is recognized as the performance obligations are satisfied. Billings and collections are outsourced to CHS under a transition services agreement that was entered into in connection with the Spin-off. See Note 16 — Related Party Transactions for additional information on this agreement. On May 8, 2019, the Company entered into an agreement with R1 RCM to receive end-to-end revenue cycle management services. The agreement with R1 RCM will, among other things, allow for the Company to transition its billing and collection services from CHS to R1 RCM. In July 2019, R1 RCM began providing limited services to the Company, such as status review on aged accounts receivable and insurance denials. The Company expects to fully transition billing and collection services from CHS to R1 RCM during the fourth quarter of 2019, which has been mutually agreed upon by both parties.

Performance obligations are determined based on the nature of the services provided by the Company. Revenue for performance obligations satisfied over time is recognized based on actual charges incurred in relation to total expected (or actual) charges for services anticipated to be provided. The Company believes that this method provides a faithful depiction of the transfer of services over the term of the performance obligation based on the inputs needed to satisfy the obligation. Generally, performance obligations satisfied over time relate to patients in the Company’s hospitals receiving inpatient acute care services. The Company measures the performance obligation from admission into the hospital to the point when it is no longer required to provide services to that patient, which is generally at the time of discharge. Revenue for performance obligations satisfied at a point in time is recognized when goods or services are provided, and the Company does not believe it is required to provide additional goods or services to the patient.

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

The Company recognizes revenues related to its QHR business when either the performance obligation has been satisfied or over time as the hospital management advisory and healthcare consulting services are provided and reports these revenues at the amount expected to be collected from the non-affiliated hospital clients of QHR.

Payor Sources

The primary sources of payment for patient healthcare services are third-party payors, including federal and state agencies administering the Medicare and Medicaid programs, other governmental agencies, managed care health plans, commercial insurance companies, workers’ compensation carriers and employers. Self-pay revenues are the portion of patient service revenues derived from

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

patients who do not have health insurance coverage and the patient responsibility portion of services that are not covered by health insurance plans. Non-patient revenues primarily include revenues from QHR’s hospital management advisory and healthcare consulting services business, rental income and hospital cafeteria sales.

The following table provides a summary of net operating revenues by payor source (dollars in thousands):

	Three Months Ended June 30,
	2019		2018
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$119,885	27.1%	$130,106	27.5%
Medicaid	96,794	21.9%	87,141	18.4%
Managed care and commercial plans	174,658	39.5%	189,726	40.3%
Self-pay and self-pay after insurance	32,534	7.4%	42,288	8.9%
Non-patient	18,299	4.1%	23,371	4.9%
Total net operating revenues	$442,170	100.0%	$472,632	100.0%

	Six Months Ended June 30,
	2019		2018
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$248,931	28.1%	$274,689	28.6%
Medicaid	178,718	20.2%	172,244	18.0%
Managed care and commercial plans	348,733	39.4%	374,952	39.0%
Self-pay and self-pay after insurance	69,671	7.9%	91,972	9.6%
Non-patient	38,922	4.4%	45,595	4.8%
Total net operating revenues	$884,975	100.0%	$959,452	100.0%

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

Government programs, including Medicare and Medicaid programs, which represent a large portion of the Company’s operating revenues, are highly complex programs to administer and are subject to interpretation of federal and state-specific reimbursement rates, new legislation and final cost report settlements. As a result of investigations by governmental agencies, various health care organizations have received requests for information and notices regarding alleged noncompliance with those laws and regulations. In some instances, these investigations have resulted in organizations entering into significant settlement agreements or findings of criminal and civil liability. Compliance with such laws and regulations may be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties, and potential exclusion from the related programs. There can be no assurance that regulatory authorities will not challenge the Company’s compliance with these laws and regulations, and it is not possible to determine the impact (if any) such claims or penalties could have on the Company.

Contractual adjustments, or differences in standard billing rates and the payments derived from contractual terms with governmental and non-governmental third-party payors, are recorded based on management’s best estimates in the period in which services are performed and a payment methodology is established with the patient. Recorded estimates for past contractual

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

adjustments are subject to change, in large part, due to ongoing contract negotiations and regulation changes, which are typical in the U.S. healthcare industry. Revisions to estimates are recorded as contractual adjustments in the periods in which they become known and may be subject to further revisions. In addition, the contracts the Company has with commercial insurance payors may provide for retroactive audit and review of claims. Subsequent changes in estimates for third-party payors that are determined to be the result of an adverse change in a payor’s ability to pay are recorded as bad debt expense. Bad debt expense for the three months and six months ended June 30, 2019 and 2018 were not material and are included in other operating expenses in the Company’s consolidated statements of income. Billing and collections are outsourced to CHS under a transition services agreement that was put in place by CHS in connection with the Spin-off. The Company’s contractual adjustments are impacted by the timing and ability of CHS to monitor the classification and collection of the Company’s patient accounts receivable. Self-pay and other payor discounts are incentives offered by the Company to uninsured or underinsured patients and other payors to reduce their costs of healthcare services. On May 8, 2019, the Company entered into an agreement with R1 RCM to receive end-to-end revenue cycle management services. The agreement with R1 RCM will, among other things, allow for the Company to transition its billing and collection services from CHS to R1 RCM. In July 2019, R1 RCM began providing limited services to the Company, such as status review on aged accounts receivable and insurance denials. The Company expects to fully transition billing and collection services from CHS to R1 RCM during the fourth quarter of 2019, which has been mutually agreed upon by both parties.

Third-Party Program Reimbursements

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical experience, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as new information becomes available, or as years are settled or are no longer subject to such audits, reviews, and investigations. Previous program reimbursements and final cost report settlements are included in due from and due to third-party payors in the consolidated balance sheets. Net adjustments arising from a change in the transaction price for estimated cost report settlements favorably (unfavorably) impacted net operating revenues by $0.3 million and $(0.4) million during the three months ended June 30, 2019 and 2018, respectively and by $2.1 million and $0.1 million during the six months ended June 30, 2019 and 2018, respectively.

Currently, several states have established supplemental payment programs, including disproportionate share programs, for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from CMS and are funded with a combination of federal and state resources, including, in certain instances, taxes, fees or other program expenses (collectively, “provider taxes”) levied on the providers. The receivables and payables associated with these programs are included in due from and due to third-party payors in the consolidated balance sheets.

The following table provides a summary of the components of amounts due from and due to third-party payors, as presented in the consolidated balance sheets (in thousands):

	June 30,	December 31,
	2019	2018

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$13,643	$14,374
State supplemental payment programs	43,428	49,069
Total amounts due from third-party payors	$57,071	$63,443

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$26,042	$32,174
State supplemental payment programs	11,176	13,678
Total amounts due to third-party payors	$37,218	$45,852

After a state supplemental payment program is approved and fully authorized by the appropriate state legislative or governmental agency, the Company recognizes the revenue and related expenses based on the terms of each program in the period in which the amounts are estimable and revenue collection is reasonably assured. The revenues earned by the Company under these programs are included in net operating revenues and the expenses associated with these programs are included in other operating expenses in the consolidated statements of income.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the portion of Medicaid reimbursements included in the consolidated statements of income that are attributable to state supplemental payment programs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Medicaid state supplemental payment program revenues	$47,589	$52,070	$95,279	$100,631
Provider taxes and other expenses	18,727	17,051	37,593	36,195
Reimbursements attributable to state supplemental payment programs, net of expenses	$28,862	$35,019	$57,686	$64,436

The California Department of Health Care Services administers the Hospital Quality Assurance Fee (“HQAF”) program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients. Under the HQAF program, the Company recognized $8.0 million of Medicaid revenues and $2.2 million of provider taxes for the three months ended June 30, 2019, and $7.9 million of Medicaid revenues and $2.1 million of provider taxes for the three months ended June 30, 2018. The Company recognized $16.0 million of Medicaid revenues and $4.4 million of provider taxes for the six months ended June 30, 2019, and $15.8 million of Medicaid revenues and $4.2 million of provider taxes for the six months ended June 30, 2018. The current phase of the HQAF program expired on June 30, 2019. Although a state constitutional amendment indefinitely extended the program, CMS is required to approve the next phase of the program, Phase VI, which begins July 1, 2019 and is expected to cover 24 to 36 months, although the precise duration is unknown at this time. The CMS approval process can be lengthy, and the Company is unable to recognize revenue until CMS approves each phase of the program.

The Company recognized $2.0 million of Medicaid revenues for the three months ended June 30, 2019 and $4.0 million of Medicaid revenues in the six months ended June 30, 2019 related to the sale of Illinois property tax credits with no corresponding amount recognized in the three or six months ended June 30, 2018 as the revenues for the full year 2018 were recognized in the third quarter of 2018.

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

Charity Care

In the ordinary course of business, the Company provides services to patients who are financially unable to pay for hospital care. The related charges for those patients who are financially unable to pay that otherwise do not qualify for reimbursement from a governmental program are classified as charity care. The Company determines amounts that qualify for charity care primarily based on the patient’s household income relative to the poverty level guidelines established by the federal government. The Company’s policy is to not pursue collections for such amounts. The related charges which are recorded in operating revenues at the standard billing rates and fully offset in contractual allowances were $7.4 million and $6.0 million for the three months ended June 30, 2019 and 2018, respectively, and $12.3 million and $19.3 million for the six months ended June 30, 2019 and 2018, respectively.

Accounts Receivable

Substantially all of the Company’s receivables are related to providing healthcare services to patients at its hospitals and affiliated outpatient facilities.

For self-pay and self-pay after insurance receivables, the Company estimates the implicit price concession by reserving a percentage of all self-pay and self-pay after insurance accounts receivable without regard to aging category. The estimate of the implicit price concession is based on a model that considers historical cash collections, expected recoveries and any anticipated changes in trends. The Company’s ability to estimate the implicit price concessions is not significantly impacted by the aging of accounts receivable, as management believes that substantially all of the risk exists at the point in time such accounts are identified as self-pay. Significant changes in payor mix, CHS’s business office operations, including the CHS shared services centers’ efforts in collecting the Company’s accounts receivables, economic conditions, or trends in federal and state governmental healthcare coverage,

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

among others, could affect the Company’s estimates of implicit price concessions for self-pay and self-pay after insurance accounts receivable. The Company continually reviews its overall estimate of implicit price concessions by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net operating revenues and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables, and the impact of recent divestitures.

Collections are impacted by the economic ability of patients to pay, the effectiveness of the Company’s billing and collection efforts, which are outsourced to a third party, including their current policies on billings, accounts receivable payor classification and collections. Our results are also affected by third party collection agencies and by the ability of the Company to further attempt collection efforts. Billings and collections are outsourced to CHS under a transition services agreement that was established with the Spin-off and are being transitioned to R1 RCM. See Note 16 — Related Party Transactions for additional information on the CHS TSA agreement. On May 8, 2019, the Company entered into an agreement with R1 RCM to receive end-to-end revenue cycle management services. The agreement with R1 RCM will, among other things, allow for the Company to transition its billing and collection services from CHS to R1 RCM. In July 2019, R1 RCM began providing limited services to the Company, such as status review on aged accounts receivable and insurance denials. The Company expects to fully transition billing and collection services from CHS to R1 RCM during the fourth quarter of 2019, which has been mutually agreed upon by both parties.

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

Concentration of Credit Risk

The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s hospitals and affiliated outpatient facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s markets and non-governmental third-party payors, Medicare receivables are a significant concentration of credit risk. Accounts receivable, net of contractual adjustments, from Medicare were $49.5 million and $58.2 million, or 18.3% and 18.0% of total patient accounts receivable as of June 30, 2019 and December 31, 2018, respectively. Additionally, the Company believes Illinois Medicaid represents a significant concentration of credit risk to the Company due to the fiscal problems in the state of Illinois that affect the timing and extent of payments due to providers, which are administered by the state of Illinois under the Medicaid program. The Company’s accounts receivable, net of contractual adjustments, from Illinois Medicaid were $22.3 million and $24.5 million, or 8.3% and 7.6% of total patient accounts receivable as of June 30, 2019 and December 31, 2018, respectively. The Company also believes California state supplemental program receivables represent a significant concentration of credit risk due to the timing and extent of the receivables. The Company’s state supplemental program receivables from California Medicaid were $31.3 million and $37.8 million, or 54.8% and 59.6% of total due from third-party payors, as of June 30, 2019 and December 31, 2018, respectively.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the states in which the Company generates more than 5% of its total net patient revenues as determined in the most recent period (dollars in thousands):

	Number of	Six Months Ended June 30,
	Hospitals at	2019		2018
	June 30, 2019	$ Amount	% of Total	$ Amount	% of Total

Illinois	8	$337,928	39.9%	$373,372	40.9%
Oregon	1	117,469	13.9%	116,013	12.7%
California	2	89,676	10.6%	89,972	9.8%
Kentucky	3	55,660	6.6%	58,115	6.4%

Other Operating Expenses

The following table provides a summary of the major components of other operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Purchased services	$41,582	$37,502	$79,424	$78,582
Taxes and insurance	1,646	33,627	35,610	66,682
Medical specialist fees	25,154	26,433	51,224	53,381
Transition services agreements	7,177	14,066	15,026	29,183
Repairs and maintenance	9,318	9,060	18,853	18,697
Utilities	5,239	5,592	10,541	11,715
Other miscellaneous operating expenses	16,838	18,176	33,065	38,954
Total other operating expenses	$106,954	$144,456	$243,743	$297,194

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

So Note 17 — Commitments and Contingencies — Insurance Reserves for additional information related to our insurance reserves and related expenses.

General and Administrative Costs

Substantially all of the Company’s operating costs and expenses are “cost of revenues” items. Operating expenses that could be classified as general and administrative by the Company are costs related to corporate office functions, including, but not limited to tax, treasury, audit, risk management, legal and human resources. These costs are primarily salaries and benefits expenses associated with these corporate office functions. General and administrative costs of the Company were $11.4 million and $20.0 million during the three months ended June 30, 2019 and 2018, respectively, and $24.0 million and $34.9 million during the six months ended June 30, 2019 and 2018, respectively. General and administrative costs of the Company include executive severance costs at the corporate office of $2.7 million and $4.6 million during the three and six months ended June 30, 2018, respectively. There were no executive severance costs at the corporate office during the three and six months ended June 30, 2019.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Other Current Assets

Other current assets consist of the current portion of the receivables from CHS related to professional and general liability and workers’ compensation liability insurance reserves that were indemnified by CHS in connection with the Spin-off, non-patient accounts receivable primarily related to QHR and other miscellaneous current assets.

Property and Equipment, Net

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

Leases

In February 2016, the FASB issued a new accounting standard, ASC Topic 842, related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most significant among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted ASC Topic 842 effective January 1, 2019 using the modified retrospective transition approach as of the period of adoption. The Company’s financial statements prior to January 1, 2019 were not modified for the application of the new lease standard. Upon adoption of ASC Topic 842, the Company recognized $93.7 million of ROU assets and $95.6 million of lease liabilities associated with operating leases. The accounting for capital leases remained substantially unchanged. In addition, the Company recognized a $0.7 million cumulative effect adjustment that increased accumulated deficit in its consolidated balance sheet at January 1, 2019.

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

Goodwill

The Company’s hospital operations and QHR’s management advisory and healthcare consulting services operations meet the criteria for classification and separate reporting units for goodwill. Goodwill was initially determined for QHC’s hospital operations reporting unit based on a relative fair value approach as of September 30, 2013 (CHS’s goodwill impairment testing date). Additional goodwill was allocated on a similar basis for four hospitals acquired by CHS in 2014 that were included in the group of hospitals spun-off to QHC. For the QHR reporting unit, goodwill was allocated based on the amount recorded by CHS at the time of its acquisition in 2007. All subsequent goodwill generated from hospital, physician practice or other ancillary business acquisitions is recorded at fair value at the time of acquisition and is tested for impairment at least annually.

Intangible Assets, Net

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Professional and General Liability Insurance and Workers’ Compensation Liability Insurance Reserves

As part of the business of owning and operating hospitals, the Company is subject to legal actions alleging liability on its part. To mitigate a portion of these risks, the Company maintains insurance exceeding a self-insured retention level for these types of claims. The Company’s self-insurance reserves reflect the current estimate of all outstanding losses, including incurred but not reported losses, based on actuarial calculations as of period end. The loss estimates included in the actuarial calculations may change in the future based on updated facts and circumstances, including the Company’s claims experience post Spin-off. The Company’s insurance expense includes the actuarially determined estimates of losses for the current year, including claims incurred but not reported, the change in the estimates of losses for prior years based upon actual claims development experience as compared to prior actuarial projections, the insurance premiums for losses in excess of the Company’s self-insured retention levels, the administrative costs of the insurance programs, and interest expense related to the discounted portion of the liability. The Company’s reserves for professional and general liability and workers’ compensation liability claims are based on semi-annual actuarial calculations, which are discounted to present value and consider historical claims data, demographic factors, severity factors and other actuarial assumptions. The reserves for self-insured claims are discounted based on the Company’s risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

See Note 17 — Commitments and Contingencies for information related to the portion of the Company’s insurance reserves for professional and general liability and workers’ compensation liability that are indemnified by CHS.

Self-Insured Employee Health Benefits

The Company is self-insured for substantially all of the medical benefits of its employees. The Company maintains a liability for its current estimate of incurred but not reported employee health claims based on historical claims data provided by third-party administrators. The undiscounted reserve for self-insured employee health benefits was $9.0 million and $10.4 million as of June 30, 2019 and December 31, 2018, respectively, and is included in accrued salaries and benefits in the consolidated balance sheets. Expense each period is based on the actual claims received during the period plus the impact of any adjustment to the liability for incurred but not reported employee health claims.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

QHR. The Company has determined that its hospital operations business and QHR business meets the criteria for separate segment reporting. The Company’s corporate functions have been reported in the all other reportable segment. See Note 13 — Segments for additional information related to the Company’s segment reporting.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to provide guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is accounted for as a service contract. This ASU requires entities to account for such costs consistent with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU No. 2018-15 on January 1, 2019 on a prospective basis. There was no material impact on the Company’s consolidated financial position and results of operations as a result of adoption of ASU No. 2018-15 as of June 30, 2019. As the Company’s transitions from the TSAs with CHS, the Company anticipates that it will incur material costs associated with cloud computing arrangements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. This ASU instead permits an entity to recognize goodwill impairment as the excess of a reporting unit’s carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment of goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The ASU is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The Company currently does not expect ASU No. 2017-04 to have a material impact on its consolidated results of operations and financial position.

NOTE 2 – IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

2019 Impairment

During the three months ended June 30, 2019, the Company evaluated the fair value of hospitals intended for divestiture. In connection with this evaluation, the Company recognized long-lived asset and goodwill impairment of $26.0 million during the three months ended June 30, 2019, which consisted of $15.3 million of property and equipment, $4.2 million of capitalized software costs and $6.5 million of goodwill.

During the three months ended March 31, 2019, the Company evaluated the fair value of hospitals intended for divestiture. In connection with this evaluation, the Company recognized long-lived asset impairment of $8.9 million during the three months ended March 31, 2019, which consisted of $8.4 million of property and equipment and $0.5 million of capitalized software costs.

2018 Impairment

During the three months ended June 30, 2018, the Company evaluated the fair value of hospitals intended for divestiture. In connection with this evaluation, the Company determined that there were no indicators of impairment as of June 30, 2018.

During the three months ended March 31, 2018, the Company evaluated the fair value of hospitals intended for divestiture. In connection with this evaluation, the Company recognized long-lived asset impairment of $39.8 million during the three months ended March 31, 2018, which consisted of $34.7 million of property and equipment and $5.1 million of capitalized software costs.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 3 –DIVESTITURES

Scenic Mountain Medical Center

On April 12, 2019, the Company sold 146-bed Scenic Mountain Medical Center and its affiliated facilities (“Scenic Mountain”), located in Big Spring, Texas, for proceeds of $11.7 million. For the three months ended June 30, 2019 and 2018, the Company’s operating results included pre-tax losses of $4.5 million and $0.4 million, respectively, related to Scenic Mountain, and pre-tax losses of $4.1 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively. In addition to the above, the Company recorded a $1.1 million loss on sale of Scenic Mountain in the six months ended June 30, 2019, which includes a write-off of allocated goodwill of $3.3 million.

Watsonville Community Hospital

On June 7, 2019, the Company announced that it had entered into a definitive agreement to sell the stock interests of 106-bed Watsonville Community Hospital and its affiliated entities (“Watsonville”), located in Watsonville, California. On July 18, 2019, the Company received notification from the Pajaro Valley Community Health Trust (“Trust”) that it had exercised its Right of First Refusal to purchase the stock interests of Watsonville. If the terms of the Right of First Refusal are not met, the Company’s definitive agreement entered into on May 31, 2019 will remain in effect. The Company currently anticipates completing the sale of Watsonville by the end of 2019. The Company has classified the assets and liabilities subject to the sale as held for sale in the consolidated balance sheets.

MetroSouth Medical Center

On June 12, 2019, the Company announced that MetroSouth Medical Center (“MetroSouth”), located in Blue Island, Illinois, filed an application with the Illinois Health Facilities and Service Review Board to discontinue hospital operations. The Company anticipates discontinuing all operations by the end of the third quarter of 2019. The Company expects to complete its assessment of the closure of MetroSouth by the end of the third quarter, including any potential impacts on the Company’s results of operations, financial position and cash flows.

NOTE 4 – PROPERTY AND EQUIPMENT

The following table provides a summary of the components of property and equipment (in thousands):

	June 30,	December 31,
	2019	2018

Property and equipment, at cost:
Land and improvements	$44,185	$49,637
Building and improvements	651,804	723,345
Equipment and fixtures	463,998	498,139
Construction in progress	7,391	16,208
Total property and equipment, at cost	1,167,378	1,287,329
Less: Accumulated depreciation and amortization	(670,823)	(727,891)
Total property and equipment, net	$496,555	$559,438

Depreciation expense was $10.6 million and $12.2 million for the three months ended June 30, 2019 and 2018, respectively, and $21.3 million and $25.2 million for the six months ended June 30, 2019 and 2018, respectively. See Note 5 — Goodwill and Intangible Assets for information on amortization expense recorded for property and equipment held under finance lease obligations. See Note 7 — Leases for information on ROU assets held under finance lease obligations.

Purchases of property and equipment accrued in accounts payable were $2.1 million and $4.9 million as of June 30, 2019 and December 31, 2018, respectively.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table provides a summary of changes in goodwill (in thousands):

Six Months Ended
June 30, 2019

Balance at beginning of period	$401,073
Acquisitions	375
Divestitures	(3,300)
Impairment	(6,490)
Balance at end of period	$391,658

Goodwill related to the Company’s hospital operations reporting unit was $358.3 million and $367.8 million as of June 30, 2019 and December 31, 2018, respectively. Goodwill related to the hospital management advisory and healthcare consulting services reporting unit was $33.3 million at both June 30, 2019 and December 31, 2018. Total accumulated goodwill impairment losses were $133.4 million and $126.9 million as of June 30, 2019 and December 31, 2018, respectively.

Intangible Assets

The following table provides a summary of the components of intangible assets (in thousands):

	June 30, 2019
		Accumulated	Net Book
	Cost	Amortization	Value

Finite-lived intangible assets:
Capitalized software costs	$136,547	$(108,589)	$27,958
Physician guarantee contracts	5,320	(3,131)	2,189
Other finite-lived intangible assets	43,222	(37,443)	5,779
Total finite-lived intangible assets, net	185,089	(149,163)	35,926
Indefinite-lives intangible assets:
Tradenames	4,000	—	4,000
Licenses and other indefinite-lived intangible assets	1,140	—	1,140
Total indefinite-lived intangible assets	5,140	—	5,140
Total intangible assets	$190,229	$(149,163)	$41,066

	December 31, 2018
		Accumulated	Net Book
	Cost	Amortization	Value

Finite-lived intangible assets:
Capitalized software costs	$145,795	$(111,658)	$34,137
Physician guarantee contracts	5,008	(2,679)	2,329
Other finite-lived intangible assets	43,221	(36,512)	6,709
Total finite-lived intangible assets, net	194,024	(150,849)	43,175
Indefinite-lives intangible assets:
Tradenames	4,000	—	4,000
Licenses and other indefinite-lived intangible assets	1,114	—	1,114
Total indefinite-lived intangible assets	5,114	—	5,114
Total intangible assets	$199,138	$(150,849)	$48,289

As of June 30, 2019, the Company had $1.5 million of capitalized software costs that are currently in the development stage. Amortization of these costs will begin once the software projects are complete and ready for their intended use.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Amortization Expense

The following table provides a summary of the components of amortization expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Amortization of finite-lived intangible assets:
Capitalized software costs	$2,115	$2,775	$4,320	$6,099
Physician guarantee contracts	537	916	1,046	1,445
Other finite-lived intangible assets	471	507	945	1,014
Total amortization expense related to finite-lived intangible assets	3,123	4,198	6,311	8,558
Amortization of leasehold improvements and property and equipment assets held under finance lease obligations	783	783	1,569	1,676
Total amortization expense	$3,906	$4,981	$7,880	$10,234

As of June 30, 2019, the weighted-average remaining amortization period of the Company’s intangible assets subject to amortization, except for capitalized software costs and physician guarantee contracts, was approximately 3.1 years.

NOTE 6 – LONG-TERM DEBT

The following table provides a summary of the components of long-term debt (in thousands):

	June 30,	December 31,
	2019	2018

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$—
Term Loan Facility, maturing 2022	777,686	790,751
ABL Credit Facility, maturing 2021	42,000	14,000
Senior Notes, maturing 2023	400,000	400,000
Unamortized debt issuance costs and discounts	(30,894)	(35,537)
Finance lease obligations	22,781	23,386
Other debt	596	874
Total debt	1,212,169	1,193,474
Less: Current maturities of long-term debt	(1,646)	(1,697)
Total long-term debt	$1,210,523	$1,191,777

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The CS Agreement contains customary covenants, including a maximum permitted Secured Net Leverage Ratio, as determined based on 12 month trailing Consolidated EBITDA, as defined in the CS Agreement. On April 11, 2017, the Company executed the CS Amendment with its Senior Credit Facility lenders to amend the calculation of the Secured Net Leverage Ratio beginning July 1, 2017 through maturity, among other provisions. In addition, the CS Amendment raised the minimum Secured Net Leverage Ratio required for the Company to remain in compliance for certain periods, and also changed the calculation of compliance for specified periods. The CS Second Amendment, which was executed on March 14, 2018, amended the Secured Net Leverage Ratio for the period July 1, 2017 through maturity. As of June 30, 2019, the Company had a Secured Net Leverage Ratio of 4.85 to 1.00 implying additional borrowing capacity of $25.9 million as of June 30, 2019.

After giving effect to the CS Amendment and the CS Second Amendment, the maximum Secured Net Leverage Ratio permitted under the CS Agreement, as determined based on 12 month trailing Consolidated EBITDA measured as of the last day of each fiscal quarter and as defined in the CS Agreement follows:

Maximum
Secured Net
Period	Leverage Ratio

Period from July 1, 2018 to December 31, 2019	5.00 to 1.00
Period from January 1, 2020 and thereafter	4.50 to 1.00

In addition to amending the calculation of the Secured Net Leverage Ratio and the Maximum Secured Net Leverage Ratio, the CS Amendment and the CS Second Amendment also affected other terms of the CS Agreement as follows:

•	Through April 29, 2022, the Company is required to use asset sales proceeds to make mandatory redemptions under the Term Loan Facility.
•	The Company may request to exercise Incremental Term Loan Commitments for the greater of $100 million or an amount which would produce a Secured Net Leverage Ratio of 3.35 to 1.00.
•	The Company may incur Permitted Additional Debt so long as the Total Leverage Ratio, adjusted for the Permitted Additional Debt, is below 5.50 to 1.00.

Prior to the CS Amendment, interest under the Term Loan Facility accrued, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%. Following the CS Amendment, interest under the Term Loan Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. The effective interest rate on the Term Loan Facility was 9.66% as of June 30, 2019. Interest on outstanding borrowings under the Revolving Credit Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS Amendment and the CS Second Amendment.

Borrowings from the Revolving Credit Facility are used for working capital and general corporate purposes. As of June 30, 2019, the Company had no borrowings outstanding on the Revolving Credit Facility and had $14.2 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation liability insurance as security for the payment of claims. As of June 30, 2019, the Company had borrowing capacity under its Revolving Credit Facility of $48.3 million subject to the restraint of the overall borrowing capacity calculated by the Secured Net Leverage Ratio.

ABL Credit Facility

In connection with the Spin-off, on April 29, 2016, the Company entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among the Company, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. On April 11, 2017, we executed an amendment to the UBS Agreement with its lender party thereto, which aligned the provisions of the UBS Agreement with the CS Amendment. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). The available borrowings from the ABL Credit Facility, which are based on eligible patient accounts receivable, are used for working capital and general corporate purposes. As of June 30, 2019, the Company had $42.0 million of borrowings outstanding on the ABL Credit Facility and borrowing capacity of $68.2 million subject to the restraint of the overall borrowing capacity calculated by the Secured Net Leverage Ratio.

The ABL Credit Facility has a maturity date of April 29, 2021, subject to customary acceleration events and repayment, extension or refinancing. Interest on outstanding borrowings under the ABL Credit Facility accrues, at the option of the Company, at a base rate

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Senior Notes

On April 22, 2016, QHC issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations of the Company guaranteed on a senior basis by certain of the Company’s subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months. The effective interest rate on the Senior Notes was 12.49% as of June 30, 2019.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the redemption periods and prices related to the Senior Notes:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

The following table provides a summary of unamortized debt issuance costs and discounts (in thousands):

	June 30,	December 31,
	2019	2018

Debt issuance costs	$34,533	$34,533
Debt discounts	24,536	24,536
Total debt issuance costs and discounts at origination	59,069	59,069
Less: Amortization of debt issuance costs and discounts	(28,175)	(23,532)
Total unamortized debt issuance costs and discounts	$30,894	$35,537

Finance Lease Obligations and Other Debt

The Company’s debt arising from finance lease obligations primarily relates to its corporate office in Brentwood, Tennessee. As of June 30, 2019 and December 31, 2018, this finance lease obligation was $16.7 million and $17.2 million, respectively. The remainder of the Company’s finance lease obligations relate to property and equipment at its hospitals and corporate office. Other debt consists of physician loans and miscellaneous notes payable to banks.

Debt Maturities

The following table provides a summary of debt maturities for the next five years and thereafter (in thousands):

June 30, 2019

Remainder of 2019	$823
2020	1,632
2021	43,625
2022	779,111
2023	401,327
Thereafter	16,545
Total debt, excluding unamortized debt issuance costs and discounts	$1,243,063

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Interest Expense, Net

The following table provides a summary of the components of interest expense, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Senior Credit Facility:
Revolving Credit Facility	$62	$64	$122	$142
Term Loan Facility	18,226	17,653	36,558	35,053
ABL Credit Facility	661	511	1,047	839
Senior Notes	11,626	11,626	23,252	23,239
Amortization of debt issuance costs and discounts	2,482	3,064	4,643	5,170
All other interest expense (income), net	525	(992)	226	(1,586)
Total interest expense, net	$33,582	$31,926	$65,848	$62,857

NOTE 7 – LEASES

The Company has operating and finance leases for its corporate office, certain of its hospitals, medical office buildings, medical equipment and office equipment.

The following table provides a summary of the components of lease costs and rent (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019

Operating lease costs:
Operating lease cost	$9,126	$18,202
Variable lease cost	694	1,299
Short-term rent expense	1,807	3,657
Total operating lease costs	$11,627	$23,158

Finance lease costs:
Amortization of right-of-use assets	$389	$778
Interest on lease liabilities	380	758
Total finance lease costs	$769	$1,536

The following table provides supplemental balance sheet information related to finance leases (in thousands):

	Balance Sheet Classification	June 30, 2019

Finance Leases:
Finance lease ROU assets	Property and equipment	$29,358
Accumulated amortization	Accumulated depreciation and amortization	6,450
Current finance lease liabilities	Current maturities of long-term debt	1,309
Long-term finance lease liabilities	Long-term debt	21,472

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides supplemental cash flow information related to leases (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,126	$18,232
Operating cash flows from finance leases	331	663
Financing cash flows from finance leases	309	684

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,358	$8,626
Finance leases	—	79

The following table provides the weighted-average lease terms and discount rates used for the Company’s operating and finance leases:

June 30, 2019

Weighted-average remaining lease term (years):
Operating leases	4.9
Finance leases	8.1

Weighted-average discount rate:
Operating leases	10.3%
Finance leases	6.2%

The following table provides a summary of lease liability maturities for the next five years and thereafter (in thousands):

	Operating	Finance
	Leases	Leases

Remainder of 2019	$16,372	$1,292
2020	31,314	2,610
2021	20,865	2,647
2022	13,141	2,344
2023	7,601	6,974
Thereafter	24,045	13,715
Total lease payments	113,338	29,582
Less: Imputed interest	(26,174)	(6,801)
Total lease obligations	87,164	22,781
Less: Lease obligations held-for-sale	(1,813)	—
Total lease obligations excluding held-for-sale	85,351	22,781
Less: Current portion	(23,797)	(1,309)
Total Long-term lease obligations excluding held-for-sale	$61,554	$21,472

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As previously disclosed in the Company’s 2018 Annual Report on Form 10-K, which followed the lease accounting standard prior to the adoption of ASC Topic 842 (ASC Topic 840), future commitments related to non-cancellable operating and capital leases for each for the next five years and thereafter as of December 31, 2018 were as follows (in thousands):

	Operating	Finance
	Leases (1)	Leases

2019	$34,885	$2,549
2020	29,609	2,587
2021	20,098	2,625
2022	12,932	2,328
2023	7,588	6,974
Thereafter	26,469	13,716
Total minimum future payments obligations	$131,581	30,779
Less: Imputed interest		(7,393)
Total capital lease obligations		23,386
Less: Current portion of capital lease obligations		(1,304)
Total long-term capital lease obligations		$22,082
(1)	Minimum lease payment obligations have not been reduced by minimum sublease rentals due in the future of $0.8 million.

NOTE 8 – OTHER LONG-TERM ASSETS AND OTHER LONG-TERM LIABILITIES

The following table provides a summary of the components of other long-term assets (in thousands):

	June 30,	December 31,
	2019	2018

Receivable for professional and general liability insurance reserves indemnified by CHS	$23,310	$34,535
Assets of deferred compensation plan	15,829	14,980
Receivable for workers' compensation liability insurance reserves indemnified by CHS	11,642	12,118
Other miscellaneous long-term assets	15,173	12,673
Total other long-term assets	$65,954	$74,306

The following table provides a summary of the components of other long-term liabilities (in thousands):

	June 30,	December 31,
	2019	2018

Professional and general liability insurance reserves	$48,836	$82,828
Workers' compensation liability insurance reserves	15,869	16,819
Benefit plan liabilities	21,661	22,712
Other miscellaneous long-term liabilities	2,879	4,140
Total other long-term liabilities	$89,245	$126,499

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

The Company recorded impairment related to long-lived assets and goodwill during the three and six months ended June 30, 2019 and 2018. See Note 2 — Impairment of Long-Lived Assets and Goodwill for additional information on these impairments. The assessment of fair value was based on Level 3 inputs, as the valuation methodologies used to determine impairment were based on internal projections and unobservable inputs. The portion of the impairment related to hospital assets held for sale was determined

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

based on Level 2 inputs, as the valuation methodologies used to determine impairment considered letters of intent received on these hospitals.

The following table provides a summary of the carrying amounts and estimated fair values of the Company’s long-term debt (in thousands):

	June 30, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Revolving Credit Facility	$—	$—	$—	$—
Term Loan Facility	777,686	769,909	790,751	784,821
ABL Credit Facility	42,000	42,000	14,000	14,000
Senior Notes	400,000	349,424	400,000	382,984
Other debt	23,377	23,377	24,260	24,260
Total debt, excluding unamortized debt issuance costs and discounts	$1,243,063	$1,184,710	$1,229,011	$1,206,065

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

NOTE 10 – EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.0001 per share.

Shares of preferred stock, none of which were outstanding as of June 30, 2019 or December 31, 2018, may be issued in one or more series having such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors, subject to limitations prescribed by Delaware law and by the Company’s amended and restated certificate of incorporation.

As of June 30, 2019 and December 31, 2018, the Company had 32,926,689 shares and 31,521,398 shares, respectively, of common stock issued and outstanding. Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters for which stockholders may vote. Holders of the Company’s common stock do not have cumulative voting rights in the election of directors. There are no preemptive rights, conversion, redemption or sinking fund provisions applicable to the common stock. In the event of liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in the assets available for distribution. Delaware law prohibits the Company from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, the Company’s Credit Agreements and the Indenture impose restrictions on its ability to pay dividends.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The Company’s effective tax rates were (0.6)% and 1.7% for the three months ended June 30, 2019 and 2018, respectively, and (0.5)% and 0.1% for the six months ended June 30, 2019 and 2018, respectively. The Company’s deferred income tax liabilities, net were $7.0 million as of June 30, 2019, compared to $6.7 million as of December 31, 2018, a $0.3 million increase. This increase was a result of an increase in deferred tax liabilities during the period due to tax deductible amortization on indefinite-lived intangibles including goodwill and the reclassification of refundable alternative minimum tax (“AMT”) credit.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records income tax benefits for all tax years subject to examination based on management’s evaluation of the facts, circumstances, and information available at the reporting date. The Company is not aware of any unrecognized income tax benefits; therefore, it has not recorded any such amounts for the three and six months ended June 30, 2019 and 2018.

NOTE 12 – EARNINGS PER SHARE

The following table provides a summary of the computation of basic and diluted earnings (loss) per share (in thousands, except earnings per share and shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Numerator:
Net income (loss)	$(16,477)	$(25,941)	$(55,083)	$(124,428)
Less: Net income (loss) attributable to noncontrolling interests	396	665	796	1,146
Net income (loss) attributable to Quorum Health Corporation	$(16,873)	$(26,606)	$(55,879)	$(125,574)
Denominator:
Weighted-average shares outstanding - basic and diluted	30,001,208	28,995,564	29,721,167	28,726,445

Earnings (loss) per share attributable to Quorum Health Corporation stockholders - basic and diluted	$(0.56)	$(0.92)	$(1.88)	$(4.37)

Due to the net losses attributable to Quorum Health Corporation in the three and six months ended June 30, 2019 and 2018, no incremental shares were included in diluted earnings (loss) per share for these periods because the net effect of the shares would be anti-dilutive.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 13 – SEGMENTS

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

The following tables provide a summary of financial information related to the Company’s reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net operating revenues:
Hospital operations	$426,618	$453,660	$852,771	$920,826
QHR operations	14,974	18,620	30,031	38,208
All other	578	352	2,173	418
Total net operating revenues	$442,170	$472,632	$884,975	$959,452

Adjusted EBITDA:
Hospital operations	$41,744	$44,035	$70,077	$70,318
QHR operations	4,128	4,451	8,207	8,803
All other	(12,443)	(12,163)	(24,224)	(24,378)
Total Adjusted EBITDA	$33,429	$36,323	$54,060	$54,743

	June 30,	December 31,
	2019	2018

Assets:
Hospital operations	$1,458,118	$1,453,693
QHR operations	53,592	55,823
All other	56,516	64,578
Total assets	$1,568,226	$1,574,094

The following table provides a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income (loss)	$(16,477)	$(25,941)	$(55,083)	$(124,428)
Interest expense, net	33,582	31,926	65,848	62,857
Provision for (benefit from) income taxes	94	(454)	249	(88)
Depreciation and amortization	14,500	17,142	29,139	35,403
EBITDA	31,699	22,673	40,153	(26,256)
Legal, professional and settlement costs	604	5,417	1,289	8,830
Impairment of long-lived assets and goodwill	25,950	—	34,810	39,760
Loss (gain) on sale of hospitals, net	1,140	307	1,140	8,122
Loss on closure of hospitals, net	—	3,338	—	17,084
Transition of transition services agreements	834	520	1,976	1,237
Change in actuarial estimates	(26,880)	—	(26,880)	—
Headcount reductions and executive severance	82	4,068	1,572	5,966
Adjusted EBITDA	$33,429	$36,323	$54,060	$54,743

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 14 – STOCK-BASED COMPENSATION

On April 1, 2016, the Company adopted the Quorum Health Corporation 2016 Stock Award Plan (“2016 Stock Award Plan”). The Company filed a Registration Statement on Form S-8 on April 29, 2016 to register 4,700,000 shares of QHC common stock that may be issued under the 2016 Stock Award Plan. On February 14, 2019, the Company adopted the Quorum Health Corporation Amended and Restated 2016 Stock Award Plan (the “Amended and Restated 2016 Stock Award Plan”), which was approved by the Company’s stockholders on May 31, 2019. The Company filed a Registration Statement on Form S-8 on February 14, 2019 to register an additional 3,700,000 shares of QHC common stock that may be issued under the Amended and Restated 2016 Stock Award Plan.

On December 17, 2018, the Company adopted the Quorum Health Corporation 2018 Restricted Stock Plan (the “2018 Stock Plan”) effective December 18, 2018, which was approved by the Company’s stockholders on May 31, 2019. The Company filed a Registration Statement on Form S-8 on December 18, 2018 to register 625,000 shares of QHC common stock that may be issued under the 2018 Stock Plan.

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

The following table provides a summary of the activity related to unvested QHC restricted stock awards held by QHC and CHS employees during the six months ended June 30, 2019 that were distributed in the Spin-off (in shares):

QHC Awards Distributed in Spin-off

Unvested restricted stock awards at December 31, 2018	80,350
Vested	(61,150)
Forfeited	(19,200)
Unvested restricted stock awards at June 30, 2019	—

The following table provides a summary of the activity related to unvested restricted stock awards during the six months ended June 30, 2019 that were granted to QHC employees subsequent to the Spin-off:

	QHC Awards Granted
	Subsequent to Spin-off
		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	Per Share

Unvested restricted stock awards at December 31, 2018	2,207,117	$7.04
Granted	1,689,346	1.76
Vested	(842,377)	7.79
Forfeited	(264,855)	8.67
Unvested restricted stock awards at June 30, 2019	2,789,231	$3.46

During the six months ended June 30, 2019, the Company granted 125,000 performance-based restricted stock awards to certain of its executive officers. If the performance-based objectives are attained in accordance with the targets set forth in the performance-based restricted stock award agreements, the restrictions on the restricted stock awards will lapse on February 14, 2021. In addition, the Company granted 1,260,000 time-based restricted stock awards to certain of its executive officers and other employees in which the restrictions will lapse in equal installments on each of the first three anniversaries of February 14, 2019. In addition, the Company

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

granted 304,346 time-based restricted stock awards to its non-employee directors in which the restrictions will lapse on February 14, 2020.

The following table provides a summary of stock-based compensation expense for the periods subsequent to the Spin-off (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Stock-based compensation resulting from the Spin-off	$—	$2	$—	$372
Stock-based compensation related to grants following the Spin-off	1,194	2,754	2,964	4,848
Total stock-based compensation expense	$1,194	$2,756	$2,964	$5,220

Stock-based compensation expense is recognized as a component of salaries and benefits expenses in the consolidated statements of income. As of June 30, 2019, the Company had unrecognized stock-based compensation expense of $7.6 million related to restricted stock awards.

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

Defined Contribution Plans

The Quorum Health Retirement Savings Plan (the “Retirement Savings Plan”) is a defined contribution plan, which was established on January 1, 2016 by CHS in anticipation of the Spin-off. Prior to the Spin-off, the cumulative liability for these benefit costs was recorded in Due to Parent, net. The assets and liabilities under this plan were transferred to QHC in connection with the Spin-off. The Retirement Savings Plan covers the majority of the employees at the Company’s subsidiaries. The Company has other minor defined contribution plans at certain of its hospitals that cover employees under the terms of these individual plans. Total expenses to the Company under all defined contribution plans were $0.3 million and $4.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $4.3 million for the six months ended June 30, 2019 and 2018, respectively. The benefit costs associated with these defined contribution plans are recorded as salaries and benefits expenses in the consolidated statements of income.

Deferred Compensation Plans

On August 18, 2016, the Compensation Committee of the Board of Directors adopted the Executive Nonqualified Excess Plan Adoption Agreement (the “Adoption Agreement”) and the Executive Nonqualified Excess Plan Document (the “Plan Document”), that together, the Adoption Agreement names as the QHCCS, LLC Nonqualified Deferred Compensation Plan (the “NQDCP”). The NQDCP is an unfunded, nonqualified deferred compensation plan that provides deferred compensation benefits for a select group of management, highly compensated employees and independent contractors of the Company’s wholly-owned subsidiary, QHCCS, LLC, a Delaware limited liability company (“QHCCS”), including the Company’s named executive officers. The NQDCP permits participants to defer a portion of their annual base salary, service bonus and performance-based compensation, as well as up to 100% of their incentive compensation in any calendar year. In addition to participant deferrals, QHCCS, and/or its affiliates may make discretionary credits to participants’ accounts for any year. As of June 30, 2019, the assets and liabilities under this plan were $15.8 million and $17.1 million, respectively. As of December 31, 2018, the assets and liabilities under this plan were $15.0 million and $16.2 million, respectively. The assets and liabilities under this plan are included in other long-term assets and other long-term liabilities, respectively, in the consolidated balance sheet.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

under the Original SERP Plan following the Spin-off and no assets were transferred to the Company related to the Original SERP Plan. The accrued benefit liability transferred to the Company for the Original SERP Plan was $6.0 million.

On May 24, 2016, the Board approved the Company’s Amended and Restated Supplemental Executive Retirement Plan (the “Amended and Restated SERP”), in order to accrue additional benefits with respect to QHC Employees who otherwise qualify as “Participants” under the Amended and Restated SERP. The Amended and Restated SERP is a noncontributory non-qualified deferred compensation plan under Section 409A of the Internal Revenue Code. The benefit costs under the Amended and Restated SERP were $0.2 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.5 million for both the six months ended June 30, 2019 and 2018, and are included in salaries and benefits expenses in the consolidated statements of income.

The long-term portion of the benefit liability for the Amended and Restated SERP was $3.5 million and $3.1 million as of June 30, 2019 and December 31, 2018, respectively, and is included in other long-term liabilities in the consolidated balance sheets. There was no current portion of the benefit liability as of June 30, 2019 and December 31, 2018.

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

Defined Benefit Pension Plan

The Company provides benefits to employees at one of its hospitals through a defined benefit plan (the “Pension Plan”). The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are made by the Company in accordance with the minimum funding requirements of ERISA. Benefit costs related to the Pension Plan were $0.1 million for both the three months ended June 30, 2019 and 2018 and $0.1 million for both the six months ended June 30, 2019 and 2018. The Company recognizes the unfunded liability of the Pension Plan in other long-term liabilities in the consolidated balance sheets. Unrecognized gains (losses) and prior service credits (costs) are recorded as other comprehensive income (loss). The accrued benefit liability for the Pension Plan was $1.1 million and $1.2 million at June 30, 2019 and December 31, 2018, respectively.

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

The agreements were as follows:

•

Separation and Distribution Agreement. This agreement governed the principal actions of both the Company and CHS that needed to be taken in connection with the Spin-off. It also set forth other agreements that govern certain aspects of the Company’s relationship with CHS following the Spin-off.

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

In addition to the agreements referenced above, the Company entered into certain transition services agreements and other ancillary agreements with CHS, as described below, defining agreed upon services to be provided by CHS to certain or all QHC hospitals, as determined by each agreement, commencing on the Spin-off date. Certain of these agreements have been terminated as described below. The remaining agreements have terms through April 2021, unless early termination is mutually agreed upon by both parties.

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

The total expenses recorded by the Company under the transition services agreements with CHS were $7.2 million and $14.1 million for the three months ended June 30, 2019 and 2018, respectively, and $15.0 million and $29.2 million for the six months ended June 30, 2019 and 2018, respectively.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is a party to various legal, regulatory and governmental proceedings incidental to its business. Based on current knowledge, management does not believe that loss contingencies arising from pending legal, regulatory and governmental proceedings, including the matters described herein, will have a material adverse effect on the operating results, financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Company’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Company’s consolidated financial position, results of operations or cash flows for any particular reporting period.

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

With respect to all legal, regulatory and governmental proceedings, the Company considers the likelihood of a negative outcome. If the Company determines the likelihood of a negative outcome with respect to any such matter is probable and the amount of the loss can be reasonably estimated, the Company records an accrual for the estimated amount of loss. If the likelihood of a negative outcome with respect to material matters is reasonably possible and the Company is able to determine an estimate of the amount of possible loss or a range of loss, whether in excess of a related accrued liability or where there is no accrued liability, the Company discloses the estimate of the amount of possible loss or range of loss. However, the Company is unable to estimate an amount of possible loss or range of loss in some instances based on the significant uncertainties involved in, or the preliminary nature of, certain legal, regulatory and governmental matters.

Commercial Litigation and Other Lawsuits

•

Zwick Partners LP and Aparna Rao, Individually and On Behalf of All Others Similarly Situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller and Michael J. Culotta. On September 9, 2016, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its former officers. On April 17, 2017, Plaintiff filed a Second Amended Complaint adding additional defendants, CHS, Wayne T. Smith and W. Larry Cash. The Second Amended Complaint alleges claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and is brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of the Company between May 2, 2016 and August 10, 2016. The Complaint sought damages related to the claims. On June 23, 2017, the Company filed a motion to dismiss, which Plaintiff opposed. On April 19, 2018, the Court denied the Company’s motion to dismiss, and the Company filed its answer to the Second Amended Complaint on May 18, 2018. On July 13, 2018, Plaintiff filed its motion for class certification, which Defendants opposed. On March 29, 2019, the Court granted the motion and certified the class. Defendants filed a petition for permission to appeal the class certification decision with the Sixth Circuit Court of Appeals, which petition was denied on July 31, 2019. On September 14, 2018, Plaintiff filed a Third Amended Complaint alleging additional misstatements. On October 12, 2018, Defendants moved to dismiss, and, on March 29, 2019, the Court granted the motion and dismissed the new allegations. The case is in discovery, and the Company is vigorously defending itself. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss. The Company is unable to reasonably estimate the amount or range of such possible loss. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

•

R2 Investments, LDC v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller, Michael J. Culotta, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North, H. Mitchell Watson, Jr. and H. James Williams. On October 25, 2017, a shareholder filed an action in the Circuit Court of Williamson County, Tennessee against the Company, Thomas D. Miller, and Michael J. Culotta (the “Quorum Defendants”) and CHS and certain of its officers and directors. The complaint alleges that the defendants violated the Tennessee Securities Act and common law by, among other things, making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of the Company’s business, operations and financial condition. Plaintiff is seeking rescissionary, compensatory and punitive damages. On July 9, 2019, the Quorum Defendants reached a settlement in principle with Plaintiff that resolves the claims against the Quorum Defendants in their entirety in exchange for a confidential settlement payment that will be paid by the Quorum Defendants’ insurers. The settlement is subject to the execution of a definitive settlement agreement.

•

Harvey Horwitz, Derivatively on Behalf of Quorum Health Corporation v. Thomas D. Miller, Michael J. Culotta, Barbara R. Paul, R. Lawrence Van Horn, William S. Hussey, James T. Breedlove, William M. Gracey, Joseph A. Hastings, and Adam Feinstein, and Quorum Health Corporation, as Nominal Defendant. On September 17, 2018, a purported shareholder filed a derivative action on behalf of the Company in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violation of Section 29(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and indemnification and contribution. Plaintiff seeks damages allegedly sustained by the Company, rescission of the Separation Agreement with CHS, corporate governance reforms, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs. On October 26, 2018, the Court entered an order granting a stay of the case pending entry of an order on any motions for summary judgment in the Rao v. Quorum Health Corporation case described above. Once the stay is lifted, the Company intends to move to transfer the action to Delaware consistent with the Company’s by-laws. The Company is vigorously defending itself in this matter. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss. The Company is unable to reasonably estimate the amount or range of such possible loss because the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

Reda Slone v. Kentucky River Medical Center (an assumed name of Jackson Hospital Corporation). On April 19, 2017, a former director of the emergency department of Kentucky River Medical Center ("KRMC") filed an action in the Circuit Court of Breathitt County, Kentucky (Case No.: 17-CI-00095), against KRMC alleging wrongful discharge in violation of KRS 216B.165 (known unofficially as Kentucky’s healthcare worker’s whistleblower statute), common law wrongful discharge, violation of Plaintiff’s free speech under the Section 1 of the Kentucky Constitution, and intentional and/or negligent infliction of emotional distress. The Plaintiff claimed damages for back pay and front pay incidental damages emotional pain and suffering, attorney’s fees and punitive damages. KRMC denied liability. The matter was resolved by confidential settlement between the Parties and the lawsuit was dismissed by agreed order entered on July 10, 2019.

•

Mary Della-Maggiora, as an individual and on behalf of all others similarly situated, v. Watsonville Community Hospital, entity unknown, and DOES 1 through 50, inclusive (Superior Court of the State of California for the County of Santa Cruz). On January 22, 2018, Plaintiff filed a purported class action alleging violations of California Labor Code Section 226(a). On May 14, 2018, Plaintiff filed her Second Amended Class Action Complaint. The Second Amended Class Action Complaint contains two causes of action. The first cause of action is brought by Plaintiff in her individual capacity and as potential class representative for all other Watsonville Community Hospital employees for alleged violations of Labor Code Section 226(a), subsections (6), (8), and (9). The second cause of action is brought under the California Private Attorneys General Act of 2004 by Plaintiff in her individual capacity and as “appointed” representative of the State of California Labor and Workforce Development Agency, for alleged violations of Labor Code Section 226(a), subsection (9). Plaintiff generally alleges that the paystubs issued to Watsonville employees did not include all information required by California Labor Code Section 226(a). The case was settled between the parties on July 16, 2019.

•

Nedal Alqalqili v. Hospital of Barstow, Inc., dba Barstow Community Hospital; Quorum Health Corp.; Carrie Howell, an individual; and DOES 1 through 10, inclusive (Superior Court of the State of California for the County of San Bernardino). On June 28, 2018, Plaintiff filed a complaint alleging discrimination, harassment, and retaliation arising from her employment with Hospital of Barstow, Inc. On October 17, 2018, Plaintiff filed a First Amended Complaint for Damages and Declaratory and Injunctive Relief for Employment Discrimination. The First Amended Complaint contains eleven claims for monetary relief as well as claims for declaratory and injunctive relief. In the First Amended Complaint Plaintiff alleges claims for: interference, discrimination, and retaliation in violation of the California Family Rights Act, California Government Code Section 12945.2; national origin-based hostile work environment, religious creed-based hostile work environment, sex discrimination, national origin discrimination, religious creed discrimination, failure to prevent

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

discrimination and harassment, retaliation in violation of the Fair Employment and Housing Act, California Government Code Section 12940, et seq.; and failure to timely provide employment records in violation of California Labor Code Section 1198.5. The case is in discovery, and Barstow Community Hospital is vigorously defending itself in this matter. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss. The Company is unable to reasonably estimate the amount or range of such possible loss because discovery has only recently started and the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

U.S. ex rel Derek Lewis and Joey Neiman v. Community Health Systems, Inc., Medhost, Inc., et al. In June 2019, a number of Quorum hospitals were served with the Complaint in a qui tam suit in the United States District Court for the Middle District of Florida (Case No. 18-cv-20394). The allegations in the Amended Complaint generally relate to the hospitals’ use of certain software products licensed to them by co-defendant, Medhost, Inc. The qui tam plaintiffs allege that CHS and its then-affiliated hospitals violated the False Claims Act by submitting claims for Electronic Health Records (EHR) Meaningful Use incentive payments that they knew or should have known were false. Pursuant to the False Claims Act, the relators are seeking three times the amount of damages sustained by the United States, plus penalties up to $22,927 per false claim violation and attorneys’ fees. The conduct at issue appears to date primarily from the time period when the hospitals were affiliated with CHS. The United States declined to intervene in this qui tam lawsuit at the time of its unsealing in March 2019. While the litigation is still at an early stage, the Company believes this matter is without merit and intends to vigorously defend this case. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss. The Company is unable to reasonably estimate the amount or range of such possible loss because the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the Company’s insurance reserves related to professional and general liability and workers’ compensation liability, distinguished between those indemnified by CHS and those related to the Company’s own risks (in thousands):

	June 30, 2019
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$11,994	$23,310	$11,994	$23,310
All other self-insurance reserves	—	—	4,789	25,526
Total insurance reserves for professional and general liability	11,994	23,310	16,783	48,836
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	1,084	11,642	1,084	11,642
All other self-insurance reserves	—	—	1,817	4,227
Total insurance reserves for workers' compensation liability	1,084	11,642	2,901	15,869
Total self-insurance reserves	$13,078	$34,952	$19,684	$64,705

	December 31, 2018
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$20,200	$34,535	$20,200	$34,535
All other self-insurance reserves	—	—	5,195	48,293
Total insurance reserves for professional and general liability	20,200	34,535	25,395	82,828
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	1,412	12,118	1,412	12,118
All other self-insurance reserves	—	—	2,525	4,701
Total insurance reserves for workers' compensation liability	1,412	12,118	3,937	16,819
Total self-insurance reserves	$21,612	$46,653	$29,332	$99,647

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

The professional and general liability reserves as of June 30, 2019 included a reduction of $26.9 million related to prior periods resulting from the Company’s most recent actuarial analysis utilizing updated data through April 30, 2019. Factors contributing to the change in estimate include the use of valuation techniques that place more emphasis on the Company’s claims subsequent to the Spin-off compared to historical trends, as well as more reliance on industry trend factors. The reduction in the frequency and severity of the Company’s claims is the result of internal initiatives in the areas of patient safety, risk management, and claims management, as well as external factors such as tort reform in certain key states.

Construction and Capital Commitments

The Company has substantially completed construction of a new patient tower and expanded surgical capacity at McKenzie – Willamette Medical Center, its hospital in Springfield, Oregon. During the three months ended June 30, 2019 and 2018, the Company incurred costs of $0.3 million and $4.6 million, respectively, and incurred costs of $2.4 million and $10.8 million during the six months ended June 30, 2019 and 2018, respectively, related to this project. As of June 30, 2019, the Company has incurred a total of $103.2 million of costs for this project, of which $103.0 million has been placed into service as of June 30, 2019. The total estimated cost of this project, including equipment costs, is estimated to be approximately $105.0 million. The Company’s anticipated remaining costs on the project in 2019 are $1.8 million.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Commitments Related to Information Technology

The Company entered into an agreement with MEDHOST Inc. (“Medhost”) to deploy their Electronic Health Record management platform in connection with the Company’s planned transition from the Computer and Data Processing Transition Services Agreement (or “IT TSA”) with CHS. The Company will spend approximately $39.0 million under this agreement beginning in 2019 and continuing through 2024. The Company currently utilizes Medhost’s software through its IT TSA with CHS. The Company will incur additional costs to establish the remainder of its information technology systems. The Company expects the transition to be completed by the end of the first quarter of 2021.

NOTE 18 - SUBSEQUENT EVENTS

On June 7, 2019, the Company announced that it has entered into a definitive agreement to sell the stock interests of 106-bed Watsonville Community Hospital and its affiliated facilities (“Watsonville”), located in Watsonville, California. On July 18, 2019, the Company received notification from the Pajaro Valley Community Health Trust (“Trust”) that it had exercised its Right of First Refusal to purchase the stock interests of Watsonville. If the terms of the Right of First Refusal are not met, the Company’s definitive agreement entered into on May 31, 2019 will remain in effect. The Company currently anticipates completing the sale of Watsonville by the end of 2019.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Income (Loss)

Three Months Ended June 30, 2019

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net operating revenues	$—	$336,512	$105,658	$—	$442,170
Operating costs and expenses:
Salaries and benefits	—	143,881	69,530	—	213,411
Supplies	—	33,939	16,263	—	50,202
Other operating expenses	3	89,839	17,112	—	106,954
Depreciation and amortization	—	11,179	3,321	—	14,500
Lease costs and rent	—	6,762	4,865	—	11,627
Electronic health records incentives	—	590	(7)	—	583
Legal, professional and settlement costs	—	530	74	—	604
Impairment of long-lived assets and goodwill	—	25,950	—	—	25,950
Loss (gain) on sale of hospitals, net	—	1,145	(5)	—	1,140
Total operating costs and expenses	3	313,815	111,153	—	424,971
Income (loss) from operations	(3)	22,697	(5,495)	—	17,199
Interest expense, net	33,084	488	10	—	33,582
Equity in earnings of affiliates	(16,195)	(3,411)	—	19,606	—
Income (loss) before income taxes	(16,892)	25,620	(5,505)	(19,606)	(16,383)
Provision for (benefit from) income taxes	(19)	147	(34)	—	94
Net income (loss)	(16,873)	25,473	(5,471)	(19,606)	(16,477)
Less: Net income (loss) attributable to noncontrolling interests	—	—	396	—	396
Net income (loss) attributable to Quorum Health Corporation	$(16,873)	$25,473	$(5,867)	$(19,606)	$(16,873)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Income (Loss)

Three Months Ended June 30, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net operating revenues	$—	$362,258	$110,374	$—	$472,632
Operating costs and expenses:
Salaries and benefits	—	160,448	72,183	—	232,631
Supplies	—	36,841	16,056	—	52,897
Other operating expenses	27	116,930	27,499	—	144,456
Depreciation and amortization	—	13,820	3,322	—	17,142
Rent	—	6,567	4,791	—	11,358
Electronic health records incentives	—	(381)	(64)	—	(445)
Legal, professional and settlement costs	—	5,417	—	—	5,417
Impairment of long-lived assets and goodwill	—	—	—	—	-
Loss (gain) on sale of hospitals, net	—	313	(6)	—	307
Loss on closure of hospitals, net	—	3,338	—	—	3,338
Total operating costs and expenses	27	343,293	123,781	—	467,101
Income (loss) from operations	(27)	18,965	(13,407)	—	5,531
Interest expense, net	32,934	(1,026)	18	—	31,926
Equity in earnings of affiliates	(5,934)	(3,022)	—	8,956	—
Income (loss) before income taxes	(27,027)	23,013	(13,425)	(8,956)	(26,395)
Provision for (benefit from) income taxes	(421)	(84)	51	—	(454)
Net income (loss)	(26,606)	23,097	(13,476)	(8,956)	(25,941)
Less: Net income (loss) attributable to noncontrolling interests	—	—	665	—	665
Net income (loss) attributable to Quorum Health Corporation	$(26,606)	$23,097	$(14,141)	$(8,956)	$(26,606)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Income (Loss)

Six Months Ended June 30, 2019

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net operating revenues	$—	$674,447	$210,528	$—	$884,975
Operating costs and expenses:
Salaries and benefits	—	297,983	140,503	—	438,486
Supplies	—	70,288	31,299	—	101,587
Other operating expenses	16	200,764	42,963	—	243,743
Depreciation and amortization	—	22,535	6,604	—	29,139
Lease costs and rent	—	13,390	9,768	—	23,158
Electronic health records incentives	—	599	10	—	609
Legal, professional and settlement costs	—	1,214	75	—	1,289
Impairment of long-lived assets and goodwill	—	34,810	—	—	34,810
Loss (gain) on sale of hospitals, net	—	1,145	(5)	—	1,140
Total operating costs and expenses	16	642,728	231,217	—	873,961
Income (loss) from operations	(16)	31,719	(20,689)	—	11,014
Interest expense, net	65,664	259	(75)	—	65,848
Equity in earnings of affiliates	(9,964)	(3,085)	—	13,049	—
Income (loss) before income taxes	(55,716)	34,545	(20,614)	(13,049)	(54,834)
Provision for (benefit from) income taxes	163	183	(97)	—	249
Net income (loss)	(55,879)	34,362	(20,517)	(13,049)	(55,083)
Less: Net income (loss) attributable to noncontrolling interests	—	—	796	—	796
Net income (loss) attributable to Quorum Health Corporation	$(55,879)	$34,362	$(21,313)	$(13,049)	$(55,879)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Income (Loss)

Six Months Ended June 30, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net operating revenues	$—	$734,795	$224,657	$—	$959,452
Operating costs and expenses:
Salaries and benefits	—	330,181	149,450	—	479,631
Supplies	—	79,441	32,342	—	111,783
Other operating expenses	1,897	239,096	56,201	—	297,194
Depreciation and amortization	—	28,525	6,878	—	35,403
Rent	—	13,884	10,006	—	23,890
Electronic health records incentives	—	(430)	(156)	—	(586)
Legal, professional and settlement costs	—	8,830	—	—	8,830
Impairment of long-lived assets and goodwill	—	37,960	1,800	—	39,760
Loss (gain) on sale of hospitals, net	—	8,128	(6)	—	8,122
Loss on closure of hospitals, net	—	17,084	—	—	17,084
Total operating costs and expenses	1,897	762,699	256,515	—	1,021,111
Income (loss) from operations	(1,897)	(27,904)	(31,858)	—	(61,659)
Interest expense, net	64,408	(1,548)	(3)	—	62,857
Equity in earnings of affiliates	58,917	40,831	—	(99,748)	—
Income (loss) before income taxes	(125,222)	(67,187)	(31,855)	99,748	(124,516)
Provision for (benefit from) income taxes	352	(420)	(20)	—	(88)
Net income (loss)	(125,574)	(66,767)	(31,835)	99,748	(124,428)
Less: Net income (loss) attributable to noncontrolling interests	—	—	1,146	—	1,146
Net income (loss) attributable to Quorum Health Corporation	$(125,574)	$(66,767)	$(32,981)	$99,748	$(125,574)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended June 30, 2019

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(16,873)	$25,473	$(5,471)	$(19,606)	$(16,477)
Amortization and recognition of unrecognized pension cost components, net of income taxes	48	48	—	(48)	48
Comprehensive income (loss)	(16,825)	25,521	(5,471)	(19,654)	(16,429)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	396	—	396
Comprehensive income (loss) attributable to Quorum Health Corporation	$(16,825)	$25,521	$(5,867)	$(19,654)	$(16,825)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended June 30, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(26,606)	$23,097	$(13,476)	$(8,956)	$(25,941)
Amortization and recognition of unrecognized pension cost components, net of income taxes	(189)	(189)	—	189	(189)
Comprehensive income (loss)	(26,795)	22,908	(13,476)	(8,767)	(26,130)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	665	—	665
Comprehensive income (loss) attributable to Quorum Health Corporation	$(26,795)	$22,908	$(14,141)	$(8,767)	$(26,795)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Six Months Ended June 30, 2019

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(55,879)	$34,362	$(20,517)	$(13,049)	$(55,083)
Amortization and recognition of unrecognized pension cost components, net of income taxes	97	97	—	(97)	97
Comprehensive income (loss)	(55,782)	34,459	(20,517)	(13,146)	(54,986)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	796	—	796
Comprehensive income (loss) attributable to Quorum Health Corporation	$(55,782)	$34,459	$(21,313)	$(13,146)	$(55,782)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Six Months Ended June 30, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(125,574)	$(66,767)	$(31,835)	$99,748	$(124,428)
Amortization and recognition of unrecognized pension cost components, net of income taxes	(75)	(75)	—	75	(75)
Comprehensive income (loss)	(125,649)	(66,842)	(31,835)	99,823	(124,503)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1,146	—	1,146
Comprehensive income (loss) attributable to Quorum Health Corporation	$(125,649)	$(66,842)	$(32,981)	$99,823	$(125,649)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Balance Sheet

June 30, 2019

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1,240	$729	$296	$—	$2,265
Patient accounts receivable	—	186,644	84,279	—	270,923
Inventories	—	32,566	8,881	—	41,447
Prepaid expenses	—	16,400	5,253	—	21,653
Due from third-party payors	—	53,009	4,062	—	57,071
Current assets of hospitals held for sale	—	35,380	—	—	35,380
Other current assets	247	23,280	10,077	—	33,604
Total current assets	1,487	348,008	112,848	—	462,343
Intercompany receivable	3	766,108	333,740	(1,099,851)	—
Property and equipment, net	—	356,467	140,088	—	496,555
Goodwill	—	225,628	166,030	—	391,658
Intangible assets, net	—	36,288	4,778	—	41,066
Operating lease right-of-use assets	—	49,396	35,458	—	84,854
Long-term assets of hospitals held for sale	—	25,796	—	—	25,796
Other long-term assets	—	50,150	15,804	—	65,954
Net investment in subsidiaries	1,440,271	—	—	(1,440,271)	—
Total assets	$1,441,761	$1,857,841	$808,746	$(2,540,122)	$1,568,226
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$1,499	$147	$—	$1,646
Current portion of operating lease liabilities	—	15,694	8,103	—	23,797
Accounts payable	56	120,049	20,663	—	140,768
Accrued liabilities:
Accrued salaries and benefits	—	41,264	19,742	—	61,006
Accrued interest	10,517	—	—	—	10,517
Due to third-party payors	—	30,968	6,250	—	37,218
Current liabilities of hospitals held for sale	—	10,675	—	—	10,675
Other current liabilities	—	26,755	11,818	—	38,573
Total current liabilities	10,573	246,904	66,723	—	324,200
Long-term debt	1,188,792	21,586	145	—	1,210,523
Long-term operating lease liabilities	—	33,672	27,882	—	61,554
Intercompany payable	380,143	333,743	385,965	(1,099,851)	—
Deferred income tax liabilities, net	6,978	—	—	—	6,978
Long-term liabilities of hospitals held for sale	—	3,248	—	—	3,248
Other long-term liabilities	—	183,318	21,689	(115,762)	89,245
Total liabilities	1,586,486	822,471	502,404	(1,215,613)	1,695,748
Redeemable noncontrolling interests	—	—	2,278	—	2,278
Equity:
Quorum Health Corporation stockholders' equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	3	—	—	—	3
Additional paid-in capital	559,487	1,134,816	631,879	(1,766,695)	559,487
Accumulated other comprehensive income (loss)	856	856	—	(856)	856
Accumulated deficit	(705,071)	(100,302)	(342,740)	443,042	(705,071)
Total Quorum Health Corporation stockholders' equity (deficit)	(144,725)	1,035,370	289,139	(1,324,509)	(144,725)
Nonredeemable noncontrolling interests	—	—	14,925	—	14,925
Total equity (deficit)	(144,725)	1,035,370	304,064	(1,324,509)	(129,800)
Total liabilities and equity	$1,441,761	$1,857,841	$808,746	$(2,540,122)	$1,568,226

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2019

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(60,677)	$99,615	$(41,254)	$—	$(2,316)

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(12,486)	(5,625)	—	(18,111)
Capital expenditures for software	—	(3,017)	(500)	—	(3,517)
Acquisitions, net of cash acquired	—	—	(455)	—	(455)
Proceeds from the sale of hospitals	—	11,741	—	—	11,741
Other investing activities, net	—	1,708	(2,091)	—	(383)
Changes in intercompany balances with affiliates, net	—	(97,055)	—	97,055	—
Net cash provided by (used in) investing activities	—	(99,109)	(8,671)	97,055	(10,725)

Cash flows from financing activities:
Borrowings under revolving credit facilities	327,000	—	—	—	327,000
Repayments under revolving credit facilities	(299,000)	—	—	—	(299,000)
Borrowings of long-term debt	—	161	25	—	186
Repayments of long-term debt	(13,066)	(831)	(66)	—	(13,963)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(564)	—	—	(564)
Cash distributions to noncontrolling investors	—	—	(1,556)	—	(1,556)
Changes in intercompany balances with affiliates, net	45,774	—	51,281	(97,055)	—
Net cash provided by (used in) financing activities	60,708	(1,234)	49,684	(97,055)	12,103

Net change in cash and cash equivalents	31	(728)	(241)	—	(938)
Cash and cash equivalents at beginning of period	1,209	1,457	537	—	3,203
Cash and cash equivalents at end of period	$1,240	$729	$296	$—	$2,265

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(62,144)	$75,865	$880	$—	$14,601

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(16,707)	(8,612)	—	(25,319)
Capital expenditures for software	—	(957)	(87)	—	(1,044)
Acquisitions, net of cash acquired	—	—	(58)	—	(58)
Proceeds from the sale of hospitals	—	38,612	558	—	39,170
Other investing activities, net	—	262	(13)	—	249
Changes in intercompany balances with affiliates, net	—	(97,540)	—	97,540	—
Net cash provided by (used in) investing activities	—	(76,330)	(8,212)	97,540	12,998

Cash flows from financing activities:
Borrowings under revolving credit facilities	247,000	—	—	—	247,000
Repayments under revolving credit facilities	(233,000)	—	—	—	(233,000)
Borrowings of long-term debt	—	12	55	—	67
Repayments of long-term debt	(30,463)	(868)	(116)	—	(31,447)
Payments of debt issuance costs	(2,268)	—	—	—	(2,268)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(1,943)	—	—	(1,943)
Cash distributions to noncontrolling investors	—	—	(803)	—	(803)
Changes in intercompany balances with affiliates, net	81,279	—	16,261	(97,540)	—
Net cash provided by (used in) financing activities	62,548	(2,799)	15,397	(97,540)	(22,394)

Net change in cash, cash equivalents and restricted cash	404	(3,264)	8,065	—	5,205
Cash, cash equivalents and restricted cash at beginning of period	1,051	4,222	344	—	5,617
Cash, cash equivalents and restricted cash at end of period	$1,455	$958	$8,409	$—	$10,822

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition, results of operations and cash flows, together with the unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q, as well as the audited consolidated and combined financial statements and accompanying notes, and additionally the sections entitled “Business” and “Risk Factors,” included in our Annual Report on Form 10-K filed with the SEC on March 12, 2019 (the “2018 Annual Report on Form 10-K”). The financial information discussed below and included in our 2018 Annual Report on Form 10-K may not necessarily reflect what our results of operations, financial position and cash flows may be in the future. Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “QHC” and the “Company” refer to the consolidated business operations of the hospitals and Quorum Health Resources, LLC (“QHR”) that CHS spun off to Quorum Health Corporation on April 29, 2016 (the “Spin-off”). Additionally, all references to “CHS” and “Parent” refer to Community Health Systems, Inc. and its consolidated subsidiaries. References to our financial statements and financial outlook are on a consolidated basis unless otherwise noted.

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

•	our ability to timely and effectively implement, transition, and maintain the necessary information technology systems and infrastructure to support our operations and initiatives;
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

•

the potential adverse impact of known and unknown government investigations, internal investigations, audits, and federal and state false claims act litigation and other legal proceedings, including the shareholder litigation against our company and certain of our officers and directors, the labor and employment litigations and threats of litigation, as well as the significant costs and attention from management required to address such matters;

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

Overview

As of June 30, 2019, we owned or leased a diversified portfolio of 26 hospitals in rural and mid-sized markets, which are located in 14 states and have a total of 2,458 licensed beds. Our hospitals provide a broad range of hospital and outpatient healthcare services, including general and acute care, emergency room, general and specialty surgery, critical care, internal medicine, diagnostic services, obstetrics, psychiatric and rehabilitation services. For our hospital operations business, we are paid for our services by governmental agencies, commercial insurers and directly by the patients we serve. We also operate QHR, a leading hospital management advisory and healthcare consulting services business. For our hospital management advisory and healthcare consulting services business, we are paid by the non-affiliated hospitals utilizing our services. Over 95% of our net operating revenues are attributable to our hospital operations business.

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

We perform an ongoing strategic review of our hospitals based upon an analysis of financial performance, current competitive conditions, market demographic and economic trends and capital allocation requirements. As part of this strategy, we intend to continue to divest or close underperforming hospitals and outpatient service facilities which, in turn, will allow us to reduce our corporate indebtedness and refine our hospital portfolio to a sustainable group of hospitals and outpatient service facilities with higher operating margins. We are pursuing divestiture or closure opportunities that align with this strategy. Since the Spin-off, we have divested or closed 12 of the 38 hospitals we originally acquired from CHS. Our strategic review process is ongoing and we have targeted additional hospitals for divestiture with the intention of utilizing substantially all net proceeds to pay down our secured debt. For a discussion of our recent divestiture activities, see below section entitled “Recent Divestiture Activity.”

Financial Overview

Our net operating revenues for the three months ended June 30, 2019 decreased $30.4 million to $442.2 million, compared to $472.6 million for the three months ended June 30, 2018, a 6.4% decrease. The $30.4 million decrease was primarily attributable to a $14.2 million decrease in net operating revenues resulting from the hospitals sold or closed during or since the prior period and a $14.9 million reduction in volume, partially offset by a $3.8 million increase in rate and acuity. Income from operations for the three months ended June 30, 2019 was $17.2 million, compared to $5.5 million for the three months ended June 30, 2018. Income from operations in the 2018 period was negatively impacted by an additional $4.8 million of legal, professional and settlement costs and $3.3 million related to the loss on closure of a hospital. Our operating results for the three months ended June 30, 2019 reflect a 10.1% decrease in total admissions and a 8.5% decrease in total adjusted admissions compared to the same period in 2018. Same-facility admissions decreased 5.7% and same-facility adjusted admissions decreased 3.4% for the three months ended June 30, 2019 compared to the same period in 2018. The decrease in same-facility admissions and adjusted admissions was impacted by lower volumes resulting from the closure of underperforming service lines at certain of our facilities during the second quarter of 2019. Additionally, the decrease was due to lower surgical admissions in the 2019 period resulting from physician turnover and from our effort to re-syndicate two outpatient surgical centers in Illinois.

Our net operating revenues for the six months ended June 30, 2019 decreased $74.5 million to $885.0 million, compared to $959.5 million for the six months ended June 30, 2018, a 7.8% decrease. The $74.5 million decrease was primarily attributable to a $43.3 million decrease in net operating revenues resulting from the hospitals sold or closed during or since the prior period and a $35.4 million reduction in volume, offset by a $10.3 million increase in rate and acuity. Income (loss) from operations for the six months ended June 30, 2019 was $11.0 million, compared to $(61.7) million for the six months ended June 30, 2018. Loss from operations in the 2018 period was negatively impacted by an additional $4.9 million of impairment charges, $8.1 million related to losses on the sale of hospitals and $17.1 million related to the loss on closure of a hospital. Our operating results for the six months ended June 30, 2019 reflect a 12.0% decrease in total admissions and a 10.3% decrease in total adjusted admissions compared to the same period in 2018. Same-facility admissions decreased 6.4% and same-facility adjusted admissions decreased 4.1% for the six months ended June 30, 2019 compared to the same period in 2018. The decrease in same-facility admissions and adjusted admissions was primarily a result of our initiatives, which were implemented in the second quarter of 2018, to discontinue underperforming patient service lines and to terminate unfavorable payor and physician contracts. The decrease was also impacted by lower volumes resulting from the closure of underperforming service lines at certain of our facilities during the second quarter of 2019. Additionally, the decrease was due to lower surgical admissions in the 2019 period resulting from physician turnover and from our effort to re-syndicate two outpatient surgical centers in Illinois.

Recent Divestiture Activity

On April 12, 2019, we sold 146-bed Scenic Mountain Medical Center and its affiliated facilities (“Scenic Mountain”), located in Big Spring, Texas, for proceeds of $11.7 million, all of which was used to pay down principal on our Term Loan Facility on April 24, 2019. For the three months ended June 30, 2019 and 2018, our operating results included pre-tax losses of $4.5 million and $0.4 million, respectively, related to Scenic Mountain, and pre-tax losses of $4.1 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively. In addition to the above, we recorded a $1.1 million loss on sale of Scenic Mountain in the six months ended June 30, 2019, which includes a write-off of allocated goodwill of $3.3 million.

On June 7, 2019, we announced that we had entered into a definitive agreement to sell the stock interests of 106-bed Watsonville Community Hospital and its affiliated facilities (“Watsonville”), located in Watsonville, California. On July 18, 2019, we received notification from the Pajaro Valley Community Health Trust (“Trust”) that it had exercised its Right of First Refusal to purchase the stock interests of Watsonville. If the terms of the Right of First Refusal are not met, our definitive agreement entered into on May 31, 2019 will remain in effect. We currently anticipate completing the sale of Watsonville by the end of 2019. We have classified the assets and liabilities subject to the sale as held for sale in the consolidated balance sheets.

On June 12, 2019, we announced that MetroSouth Medical Center (“MetroSouth”), located in Blue Island, Illinois, filed an application with the Illinois Health Facilities and Service Review Board to discontinue hospital operations. We anticipate discontinuing all operations by the end of the third quarter of 2019. We expect to complete our assessment of the closure of MetroSouth by the end of the third quarter, including any potential impacts on our results of operations, financial position and cash flows.

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

California Hospital Quality Assurance Fee Program

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

The fourth phase of the HQAF program expired on December 31, 2016. The California Department of Health Care Services (“DHCS”) submitted the Phase V HQAF program package to CMS on March 30, 2017 for approval of the overall program structure and the fees or provider tax rates for the program period January 1, 2017 through June 30, 2019, and the fee-for-service inpatient and outpatient upper payments limits (“UPL”) for each of the state fiscal years in the period January 1, 2017 through June 30, 2019. CMS issued formal approval of Phase V HQAF on December 15, 2017. The approvals included the inpatient and outpatient fee-for-service supplemental payments and the overall tax structure. However, CMS has not yet issued a decision on the managed care components of the Phase V HQAF program and, therefore, the payment amounts in the draft model are not finalized. In addition, the supplemental Medi-Cal managed care payments made through the new directed payment mechanism have been estimated using inpatient utilization data publicly reported to the California Office of Statewide Health Planning and Development for the fiscal year ending in 2015. However, the directed payments will be made for inpatient and outpatient services provided to in-network patients during the current state fiscal year. Phase V of California’s HQAF program expired on June 30, 2019. Although a state constitutional amendment indefinitely extended the program, CMS is required to approve the next phase of the program, Phase VI, which begins July 1, 2019 and is expected to cover 24 to 36 months, although the precise duration is unknown at this time. The CMS approval process can be lengthy, and we are unable to recognize revenue until CMS approves each phase of the program. We cannot provide any assurances of the amount of revenues our hospitals may receive from or the timing of CMS’ approval of the next phase of the HQAF program, the timing of the related cash flows, or that the program will be approved at all.

Of the total supplemental payments received by all hospitals, our portion represents 0.50%. We are estimating that our net impact for Phase V over the 30-month period will be $56.8 million. While uncertainties regarding the timing and amount of payments under the HQAF program exist, our estimates of future cash collections at this time, net of any provider taxes, including those related to previous programs, are $25.3 million in 2019, $13.4 million in 2020 and $4.2 million in 2021. These estimates do not take into consideration the sale of Watsonville, which is projected to be sold by the end of 2019.

Medicare Disproportionate Share Hospital Litigation

Medicare makes additional payments to hospitals that treat a disproportionately high share of low-income patients, Prior to October 1, 2013, disproportionate share hospital (“DSH”) payments were based on each hospital’s low income utilization for each payment year (the “Pre-ACA DSH Formula”). In the final rule regarding IPPS payment and policy changes for FFY 2005, CMS revised its policy on the calculation of one of the ratios used in the Pre-ACA DSH Formula. The revised policy included Medicare Advantage patients in the utilization of Original Medicare Plan patients. A group of hospitals challenged the policy change claiming that CMS failed to provide adequate notice and a comment period prior to promulgating a DSH rate calculation methodology change. In June 2019, the U.S. Supreme Court ruled in Azar v. Allina Health Services that the CMS failed to comply with statutory notice and comment rulemaking procedures before announcing the policy change related to Medicare DSH payments. Although the ruling in this decision applies only to the 2012 ratios for the plaintiff hospitals, it establishes a precedent that we believe will result in a favorable outcome in our pending Medicare DSH appeals for 2005-2013; however, we cannot predict the timing or outcome of our appeals, if CMS will be able to successfully assert another legal basis for this policy or when or how CMS will implement the U.S. Supreme Courts’ decision. A favorable outcome of our DSH appeals could have a material positive impact on our future revenues and cash flows.

Other Government Regulations

Our hospital operations business is highly regulated. We are required to comply with extensive, complicated and overlapping governmental laws and regulations at the federal, state and local levels. These laws and regulations govern almost every aspect of how our hospitals conduct their operations, including the service lines that must be offered for licensure as an acute care hospital, restrictions related to employing physicians, and requirements applicable to eligibility and payment structures under the Medicare and Medicaid programs. The failure to comply with these laws and regulations can result in severe penalties, up to and including criminal prosecution, civil sanctions, and the loss of our ability to qualify for participation in the Medicare and Medicaid programs.

Rules, regulations and laws imposed on the U.S. healthcare industry are subject to ongoing and frequent changes, including with little or no notice and often are interpreted and applied differently by various regulatory agencies with authority to enforce such requirements. Each change or conflicting interpretation may require us to make changes at our hospitals and other healthcare facilities related to factors such as space usage, equipment, technology, staffing and service lines. We may also be required to revise or implement new operating policies and procedures to remediate existing policies and procedures that were previously believed to be compliant. The cost of compliance with governmental laws and regulations is a significant component of our overall operating costs. Furthermore, these costs have been rising in recent years due to new regulatory requirements and increasing enforcement provisions. Management anticipates that compliance costs will continue to grow in the foreseeable future. The U.S. healthcare industry has seen a number of ongoing investigations related to patient referrals, physician recruiting and employment practices, cost reporting and billing practices, medical necessity of inpatient admissions, physician office leasing, laboratory and home healthcare services, physician ownership of hospitals and other healthcare providers, and joint ventures involving hospitals and physicians. Hospitals continue to be one of the primary focus areas of the Office of Inspector General (“OIG”), Department of Justice (“DOJ”) and other governmental fraud and abuse regulatory authorities and programs.

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

Amounts we collect for medical treatment of patients covered by Medicare, Medicaid and non-governmental third-party payors are generally less than our standard billing rates. Our standard charges and reimbursement rates for routine inpatient services vary significantly depending on the type of medical procedure performed and the geographical location of the hospital. Differences in our standard billing rates and the amounts we expect to collect from third-party payors are classified as contractual adjustments. The reimbursements we ultimately receive as payments for services are determined for each patient instance of care, based on the contractual terms we negotiate with third-party payors or based on federal and state regulations related to governmental healthcare programs. Billings and collections are outsourced to CHS under a TSA that was put in place by CHS in connection with the Spin-off. Our contractual adjustments are impacted by the timing and ability of CHS to monitor the classification and collection of our patient accounts receivable. See Note 16 — Related Party Transactions in the accompanying consolidated financial statements for additional information on this agreement. Except for emergency department services, our policy is to determine the payment methodology with patients prior to when the services are performed. Self-pay and other payor discounts are incentives offered to uninsured or underinsured patients or other payors to reduce their costs of healthcare services. On May 8, 2019, the Company entered into an agreement with R1 RCM to receive end-to-end revenue cycle management services. The agreement with R1 RCM will, among other things, allow for the Company to transition its billing and collection services from CHS to R1 RCM. In July 2019, R1 RCM began providing limited services to the Company, such as status review on aged accounts receivable and insurance denials. The Company expects to fully transition billing and collection services from CHS to R1 RCM during the fourth quarter of 2019, which has been mutually agreed upon by both parties.

The following table provides a summary of our net operating revenues for the three and six months ended June 30, 2019 and 2018 by payor source (dollars in thousands):

	Three Months Ended June 30,
	2019		2018
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$119,885	27.1%	$130,106	27.5%
Medicaid	96,794	21.9%	87,141	18.4%
Managed care and commercial	174,658	39.5%	189,726	40.3%
Self-pay and self-pay after insurance	32,534	7.4%	42,288	8.9%
Non-patient	18,299	4.1%	23,371	4.9%
Total net operating revenues	$442,170	100.0%	$472,632	100.0%

	Six Months Ended June 30,
	2019		2018
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$248,931	28.1%	$274,689	28.6%
Medicaid	178,718	20.2%	172,244	18.0%
Managed care and commercial	348,733	39.4%	374,952	39.0%
Self-pay and self-pay after insurance	69,671	7.9%	91,972	9.6%
Non-patient	38,922	4.4%	45,595	4.8%
Total net operating revenues	$884,975	100.0%	$959,452	100.0%

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

Leases

In February 2016, the FASB issued a new accounting standard, ASC Topic 842, related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most significant among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We adopted ASC Topic 842 effective January 1, 2019 using the modified retrospective transition approach as of the period of adoption. Our financial statements prior to January 1, 2019 were not modified for the application of the new lease standard. Upon adoption of ASC Topic 842, we recognized $93.7 million of ROU assets and $95.6 million of lease liabilities associated with operating leases. The accounting for capital leases remained substantially unchanged. In addition, we recognized a $0.7 million cumulative effect adjustment that increased accumulated deficit in our consolidated balance sheet at January 1, 2019.

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts and related disclosures. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The critical accounting estimates and judgments presented below are not intended to be a comprehensive list of all our accounting policies that require estimates but are limited to those that involve a higher degree of judgment and complexity. We believe the current assumptions and other considerations used to estimate amounts in our financial statements are appropriate. If actual results differ from these assumptions and considerations, the resulting impact could have a material adverse effect on our results of operations and financial condition.

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

We use a third-party automated contractual adjustments system to calculate our contractual adjustments each month. Contractual adjustments are calculated utilizing historical paid claims data by payor source. The key assumptions used by the system to calculate the current period estimated contractual adjustments are derived on a payor-specific basis from the estimated contractual reimbursement percentage and historical paid claims data. The automated contractual adjustments system does not include patient account level information, as it estimates an average contractual adjustment for each payor source. Actual reimbursement payments we receive from third-party payors could be different from the amounts we estimated and recorded. If the actual contractual reimbursement percentages by payor source differed by 1% from our estimated contractual reimbursement percentages, our net loss for the six months ended June 30, 2019 would have changed by $14.4 million. If we applied a 1% differential to our patient accounts receivable due from governmental, managed care and commercial third-party payors as of June 30, 2019, patient accounts receivable would have changed by $14.5 million.

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans are estimated and recorded in the period patient services are performed, and any revisions to estimates of previous program reimbursements are recorded in subsequent periods until the final cost report settlements are determined. We account for cost report settlements in contractual adjustments in our consolidated statements of income and recognize these amounts as due from and due to third-party payors on our consolidated balance sheets. Contractual adjustments related to previous program reimbursements and final cost report settlements favorably (unfavorably) impacted net operating revenues by $0.3 million and $(0.4) million during the three months ended June 30, 2019 and 2018, respectively, and by $2.1 million and less than $0.1 million during the six months ended June 30, 2019 and 2018, respectively.

Several states have established supplemental payment programs, including disproportionate share programs, for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. The amounts due to us under such programs are included in due from third-party payors on our balance sheets. Some of these programs have participation costs, referred to as fees or provider taxes. We record these costs in due to third-party payors on our consolidated balance sheets. After a state supplemental program is approved and fully authorized, we recognize the reimbursement payments due to us from these programs in the periods the amounts are estimable and revenue collection is reasonably assured. We record the revenues as favorable contractual adjustments in our net operating revenues and the related provider taxes as other operating expenses in our statements of income.

The following table shows the portion of our Medicaid reimbursements attributable to state supplemental payment programs for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Medicaid state supplemental payment program revenues	$47,589	$52,070	$95,279	$100,631
Provider taxes and other expenses	18,727	17,051	37,593	36,195
Reimbursements attributable to state supplemental payment programs, net of expenses	$28,862	$35,019	$57,686	$64,436

The California Department of Health Care Services administers the HQAF program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients. Under the HQAF program, we recognized $8.0 million of Medicaid revenues and $2.2 million of provider taxes for the three months ended June 30, 2019, and $7.9 million of Medicaid revenues and $2.1 million of provider taxes for the three months ended June 30, 2018. We recognized $16.0 million of Medicaid revenues and $4.4 million of provider taxes for the six months ended June 30, 2019, and $15.8 million of Medicaid revenues and $4.2 million of provider taxes for the six months ended June 30, 2018. The current phase of the HQAF program expired on June 30, 2019. Although a state constitutional amendment indefinitely extended the program, CMS is required to approve the next phase of the program, Phase VI, which begins July 1, 2019 and is expected to cover 24 to 36 months, although the precise duration is unknown at this time. The CMS approval process can be lengthy, and we are unable to recognize revenue until CMS approves each phase of the program.

In addition, we recognized $2.0 million and $4.0 million of Medicaid revenues for the three and six months ended June 30, 2019, respectively, related to the sale of Illinois property tax credits. There were no corresponding amounts recognized in the three or six months ended June 30, 2018 as the amount for the full year 2018, which was $7.3 million, was recognized in the three months ended September 30, 2018.

The following table provides a summary of the components of amounts due from and due to third-party payors (in thousands):

	June 30,	December 31,
	2019	2018

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$13,643	$14,374
State supplemental payment programs	43,428	49,069
Total amounts due from third-party payors	$57,071	$63,443

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$26,042	$32,174
State supplemental payment programs	11,176	13,678
Total amounts due to third-party payors	$37,218	$45,852

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our billing and collection efforts, which are outsourced to a third party, including their current policies on billings, accounts receivable payor classifications and collections. Our results are also affected by the effectiveness of third party collection agencies and our own efforts to further attempt collection. As previously stated, billings and certain collections are outsourced to CHS under a transition services agreement that was put in place with the Spin-off and are being transitioned to R1 RCM. See Note 16 — Related Party Transactions in the accompanying consolidated financial statements for additional information on the CHS TSA agreement. Significant changes in payor mix, centralized business office operations, including outsourced efforts in collecting our accounts receivables, economic conditions or trends in federal and state governmental healthcare coverage, among other things, could affect our collection levels.

Our policy is to write off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside secondary collection agencies. We believe this policy accurately reflects the likelihood of recovery consistent with our ongoing collection efforts and is consistent with practices within the U.S. healthcare industry. We had $511.3 million and $486.8 million of past due patient account balances at June 30, 2019 and December 31, 2018, respectively, being pursued by secondary collection agencies, excluding accounts that were being pursued by CHS’s wholly-owned subsidiary, PASI, under the transition services agreement through September 30, 2018. Effective October 1, 2018, by mutual agreement of both companies, each of the parties’ obligations under the PASI transition services agreement to the other were terminated. We replaced the services provided by CHS by utilizing external service providers and internal resources. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by these secondary collection agencies. These amounts have been written-off and they are not included in accounts receivable in our consolidated balance sheets. Any amounts collected are recognized as revenue upon receipt.

For self-pay receivables, the total amount of contractual adjustments, discounts and implicit price concessions that reduces these receivables to their net carrying value were $589.7 million and $575.6 million as of June 30, 2019 and December 31, 2018, respectively. If our actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in recoveries, our net loss for the six months ended June 30, 2019 would have changed $6.5 million.

Days revenue outstanding related to patients accounts receivable, excluding amounts recorded as due to or due from third-party payors, was 63 days and 64 days as of June 30, 2019 and December 31, 2018, respectively.

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

Our hospital operations and hospital management advisory and healthcare consulting services operations meet the criteria to be classified as reporting units for goodwill. Goodwill is evaluated for impairment annually at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of a reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required. Step two is to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. When an indicator of potential impairment is identified in interim periods, we evaluate goodwill for impairment at such date.

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

During the three months ended June 30, 2019, we evaluated the fair value of hospitals intended for divestiture and recognized long-lived asset and goodwill impairment of $26.0 million, which consist of $15.3 million of property and equipment, $4.2 million of capitalized software costs and $6.5 million of goodwill.

During the three months ended March 31, 2019, we evaluated the fair value of hospitals intended for divestiture and recognized long-lived asset impairment of $8.9 million, which consists of $8.4 million of property and equipment and $0.5 million of capitalized software costs.

During the three months ended June 30, 2018, we evaluated the fair value of hospitals intended for divestiture and determined that there were no indicators of impairment.

During the three months ended March 31, 2018, we evaluated the fair value of hospitals intended for divestiture and recognized long-lived asset impairment of $39.8 million, which consists of $34.7 million of property and equipment and $5.1 million of capitalized software costs.

Professional and General Liability Insurance and Workers’ Compensation Liability Insurance Reserves

As part of the business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. To mitigate a portion of this risk, we maintain insurance exceeding a self-insured retention level for these types of claims. Our self-insurance reserves reflect the current estimate of all outstanding losses, including incurred but not reported losses, based on actuarial calculations as of period end. The loss estimates included in the actuarial calculations may change in the future due to updated facts and circumstances, including the Company’s claims experience post Spin-off. Insurance expense in the income statements include the actuarially determined estimates for losses in the current year, including claims incurred but not reported, the changes in estimates for losses in prior years based on actual claims development experience as compared to prior actuarial projections, the insurance premiums for losses related to policies obtained to cover amounts in excess of our self-insured retention levels, the administrative costs of the insurance programs, and interest expense related to the discounted portions of these liabilities. Our reserves for professional and general liability and workers’ compensation liability claims are based on semi-annual actuarial calculations, which are discounted to present value and consider historical claims data, demographic factors, severity factors and other actuarial assumptions. The liabilities for self-insured claims are discounted based on our risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

The professional and general liability reserves as of June 30, 2019 included a reduction of $26.9 million related to prior periods resulting from our most recent actuarial analysis utilizing updated data through April 30, 2019. Factors contributing to the change in estimate include the use of valuation techniques that place more emphasis on our claims subsequent to the Spin-off compared to historical trends, as well as more reliance on industry trend factors. The reduction in the frequency and severity of our claims is the result of internal initiatives in the areas of patient safety, risk management, and claims management, as well as external factors such as tort reform in certain key states.

A portion of our reserves for workers’ compensation and professional and general liability claims included on our balance sheets relates to reserved claims and incurred but not reported claims prior to the Spin-off. These claims were fully indemnified by CHS under the terms of the Separation and Distribution Agreement. As a result, we have a corresponding receivable from CHS related to these claims on our consolidated balance sheets. See Note 17 — Commitments and Contingencies in our accompanying consolidated financial statements for a table that summarizes the receivables and liabilities associated with our workers’ compensation liability and professional and general liability claims as of June 30, 2019 and December 31, 2018.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to provide guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is accounted for as a service contract. This ASU requires entities to account for such costs consistent with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU No. 2018-15 on January 1, 2019 on a prospective basis. There was no material impact on our consolidated financial position and results of operations as a result of adoption of ASU No. 2018-15 as of June 30, 2019. As we transition from the TSAs with CHS, we anticipate that we will incur material costs associated with cloud computing arrangements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. This ASU instead permits an entity to recognize goodwill impairment as the excess of a reporting unit's carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment of goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The ASU is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We currently do not expect ASU No. 2017-04 to have a material impact on our consolidated results of operations and financial position

Results of Operations

We have summarized our results of operations, including certain financial and operating data for the three and six months ended June 30, 2019 and 2018 on a comparative basis below. The definitions of certain terms used throughout the remainder of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” follows:

Same-facility. Same-facility financial and operating data, as presented in the comparative discussions herein, excludes hospitals that were sold or closed prior to and as of the end of the current reporting period. Our same-facility operating results for the three and six months ended June 30, 2019 and 2018, which are reported herein, have been adjusted to exclude the operating results of the following hospitals and their affiliated facilities: Sandhills Regional Medical Center (“Sandhills”), Barrow Regional Medical Center (“Barrow”), Cherokee Medical Center (“Cherokee”), Trinity Hospital of Augusta (“Trinity”), Lock Haven Hospital (“Lock Haven”), Sunbury Community Hospital (“Sunbury”), L.V. Stabler Memorial Hospital (“L.V. Stabler”), Affinity Medical Center (“Affinity”), Vista Medical Center West (“Vista West”), Clearview Regional Medical Center (“Clearview”), McKenzie Regional Hospital (“McKenzie”) and Scenic Mountain Medical Center (“Scenic Mountain”) which we sold or closed on December 1, 2016, December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017, September 30, 2017, October 31, 2017, February 11, 2018, March 1, 2018, March 31, 2018, September 30, 2018 and April 12, 2019, respectively.

Divestitures Group. The divestitures group, as of June 30, 2019, includes all hospitals that had been sold or closed by us since the Spin-off through June 30, 2019. The divestitures group includes Sandhills, Barrow, Cherokee, Trinity, Lock Haven, Sunbury, L.V. Stabler, Affinity, Vista West, Clearview, McKenzie and Scenic Mountain. This group of hospitals has certain ongoing operations during the wind-down periods related to the assets and liabilities that were not part of the hospital sale, which typically includes patient accounts receivable, third-party receivables and accounts payable.

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

Adjusted EBITDA. Adjusted EBITDA, also a non-GAAP financial measure, is EBITDA adjusted to add back the effect of certain legal, professional and settlement costs, impairment of long-lived assets and goodwill, net gain (loss) on sale of hospitals, net loss on closure of hospitals, transition of TSAs, change in actuarial estimates, severance costs for post-spin headcount reductions and executive severance. Change in actuarial estimates refers to the previously discussed impact of a change in estimate for our professional and general liability reserves for periods prior to the current reporting period. We use Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by our management to assess the operating performance of our hospital operations business and to make decisions on the allocation of resources. Additionally, management uses Adjusted EBITDA in assessing our consolidated results of operations and in comparing our results of operations between periods.

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table provides a summary of our results of operations, both in dollars and as a percentage of net operating revenues (dollars in thousands):

	Three Months Ended June 30,
	2019		2018		2019 vs 2018
		% of		% of	$	Change
	$ Amount	Revenues	$ Amount	Revenues	Variance	in %

Net operating revenues	$442,170	100.0%	$472,632	100.0%	$(30,462)
Operating costs and expenses:
Salaries and benefits	213,411	48.3%	232,631	49.2%	(19,220)	(0.9)%
Supplies	50,202	11.4%	52,897	11.2%	(2,695)	0.2%
Other operating expenses	106,954	24.1%	144,456	30.6%	(37,502)	(6.5)%
Depreciation and amortization	14,500	3.3%	17,142	3.6%	(2,642)	(0.3)%
Lease costs and rent	11,627	2.6%	11,358	2.4%	269	0.2%
Electronic health records incentives	583	0.1%	(445)	(0.1)%	1,028	0.2%
Legal, professional and settlement costs	604	0.1%	5,417	1.1%	(4,813)	(1.0)%
Impairment of long-lived assets and goodwill	25,950	5.9%	—	—%	25,950	5.9%
Loss (gain) on sale of hospitals, net	1,140	0.3%	307	0.1%	833	0.2%
Loss on closure of hospitals, net	—	—%	3,338	0.7%	(3,338)	(0.7)%
Total operating costs and expenses	424,971	96.1%	467,101	98.8%	(42,130)	(2.7)%
Income (loss) from operations	17,199	3.9%	5,531	1.2%	11,668	2.7%
Interest expense, net	33,582	7.6%	31,926	6.8%	1,656	0.8%
Income (loss) before income taxes	(16,383)	(3.7)%	(26,395)	(5.6)%	10,012	1.9%
Provision for (benefit from) income taxes	94	—%	(454)	(0.1)%	548	0.1%
Net income (loss)	(16,477)	(3.7)%	(25,941)	(5.5)%	9,464	1.8%
Less: Net income (loss) attributable to noncontrolling interests	396	0.1%	665	0.1%	(269)	—%
Net income (loss) attributable to Quorum Health Corporation	$(16,873)	(3.8)%	$(26,606)	(5.6)%	$9,733	1.8%

The following table reconciles Adjusted EBITDA and Same-facility Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended June 30,
	2019	2018

Net income (loss)	$(16,477)	$(25,941)
Interest expense, net	33,582	31,926
Provision for (benefit from) income taxes	94	(454)
Depreciation and amortization	14,500	17,142
EBITDA	31,699	22,673
Legal, professional and settlement costs	604	5,417
Impairment of long-lived assets and goodwill	25,950	—
Loss (gain) on sale of hospitals, net	1,140	307
Loss on closure of hospitals, net	—	3,338
Transition of transition services agreements	834	520
Change in actuarial estimates	(26,880)	—
Headcount reductions and executive severance	82	4,068
Adjusted EBITDA	33,429	36,323
Negative EBITDA of divested hospitals	3,487	3,858
Same-facility Adjusted EBITDA	$36,916	$40,181

Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended June 30,
	2019	2018	$ Variance	% Variance

Consolidated:
Net patient revenues	$423,871	$449,261	$(25,390)	(5.7)%
Non-patient revenues	18,299	23,371	(5,072)	(21.7)%
Total net operating revenues	$442,170	$472,632	$(30,462)	(6.4)%
Net patient revenues per adjusted admission	$10,165	$9,863	$302	3.1%
Net operating revenues per adjusted admission	$10,604	$10,376	$228	2.2%

Same-facility:
Net patient revenues	$424,150	$435,307	$(11,157)	(2.6)%
Non-patient revenues	18,255	23,206	(4,951)	(21.3)%
Total net operating revenues	$442,405	$458,513	$(16,108)	(3.5)%
Net patient revenues per adjusted admission	$10,226	$10,135	$91	0.9%
Net operating revenues per adjusted admission	$10,666	$10,676	$(10)	(0.1)%

The following table provides information related to our net operating revenues by payor source (dollars in thousands):

	Three Months Ended June 30,
	2019		2018		2019 vs 2018
	$ Amount	% of Total	$ Amount	% of Total	$ Variance	Change in %

Consolidated:
Medicare	$119,885	27.1%	$130,106	27.5%	$(10,221)	(0.4)%
Medicaid	96,794	21.9%	87,141	18.4%	9,653	3.5%
Managed care and commercial	174,658	39.5%	189,726	40.3%	(15,068)	(0.8)%
Self-pay and self-pay after insurance	32,534	7.4%	42,288	8.9%	(9,754)	(1.5)%
Non-patient	18,299	4.1%	23,371	4.9%	(5,072)	(0.8)%
Total net operating revenues	$442,170	100.0%	$472,632	100.0%	$(30,462)

Same-facility:
Medicare	$120,047	27.1%	$126,413	27.6%	$(6,366)	(0.5)%
Medicaid	96,464	21.8%	86,033	18.8%	10,431	3.0%
Managed care and commercial	174,215	39.4%	181,247	39.4%	(7,032)	—%
Self-pay and self-pay after insurance	33,424	7.6%	41,614	9.1%	(8,190)	(1.5)%
Non-patient	18,255	4.1%	23,206	5.1%	(4,951)	(1.0)%
Total net operating revenues	$442,405	100.0%	$458,513	100.0%	$(16,108)

The following table provides information related to certain drivers of our net operating revenues:

	Three Months Ended June 30,
	2019	2018	Variance	% Variance

Consolidated:
Number of licensed beds at end of period	2,458	2,649	(191)	(7.2)%
Admissions	16,354	18,200	(1,846)	(10.1)%
Adjusted admissions	41,700	45,551	(3,851)	(8.5)%
Surgeries	17,909	19,114	(1,205)	(6.3)%
Emergency room visits	128,431	135,389	(6,958)	(5.1)%
Medicare case mix index	1.46	1.44	0.02	1.4%

Same-facility:
Number of licensed beds at end of period	2,458	2,458	—	—%
Admissions	16,286	17,267	(981)	(5.7)%
Adjusted admissions	41,477	42,949	(1,472)	(3.4)%
Surgeries	17,843	18,241	(398)	(2.2)%
Emergency room visits	127,828	129,167	(1,339)	(1.0)%
Medicare case mix index	1.46	1.45	0.01	0.7%

Net operating revenues for the three months ended June 30, 2019 decreased $30.5 million compared to the three months ended June 30, 2018, consisting of a $25.4 million decrease in net patient revenues and a $5.1 million decrease in non-patient revenues. Our decrease in net patient revenues consisted of a $14.2 million decline related to the divestitures group and an $11.2 million decline related to our same-facility hospitals. The $11.2 million decline in our same-facility net patient revenues was primarily due to a $14.9 million decrease resulting from lower admissions and surgical volume, partially offset by a $3.8 million increase in rate and acuity. On a consolidated basis, admissions and adjusted admissions declined 10.1% and 8.5%, respectively, when comparing the second quarter of 2019 to the same period in 2018. On a same-facility basis, admissions and adjusted admissions decreased 5.7% and 3.4%, respectively, when comparing the second quarter of 2019 to the same period in 2018. The decrease in same-facility admissions and adjusted admissions was impacted by lower volumes resulting from the closure of underperforming service lines at certain of our facilities during the second quarter of 2019. Additionally, the decrease was due to lower surgical admissions in the 2019 period resulting from physician turnover and from our effort to re-syndicate two outpatient surgical centers in Illinois.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended June 30,
	2019	2018	$ Variance	% Variance

Salaries and benefits	$213,411	$232,631	$(19,220)	(8.3)%
Hospital operations salaries and benefits	$197,149	$208,468	$(11,319)	(5.4)%
Hospital operations salaries and benefits per adjusted admission	$4,728	$4,577	$151	3.3%
Hospital operations man-hours per adjusted admission	112.7	109.6	3.1	2.8%

Salaries and benefits decreased $19.2 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Salaries and benefits declined $7.8 million related to the divestitures group and $11.4 million related to same-facility salaries and benefits. The same-facility decrease of $11.4 million was primarily related to a reduction in same-facility admissions of 5.7% and the termination of physician contracts as part of our cost savings initiatives implemented in the second quarter of 2018.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admissions amounts):

	Three Months Ended June 30,
	2019	2018	$ Variance	% Variance

Supplies	$50,202	$52,897	$(2,695)	(5.1)%
Supplies per adjusted admission	$1,204	$1,161	$43	3.7%

Supplies expense decreased $2.7 million for the three months ended June 30, 2019 when compared to the three months ended June 30, 2018, which included a $1.7 million decline related to the divestitures group and a $1.0 million decline related to our same-facility hospitals. The $1.0 million decline in our same-facility hospitals was primarily due to a reduction in same-facility admissions of 5.7% and a reduction of same-facility surgeries of 2.2%.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	$ Variance	% Variance

Purchased services	$41,582	$37,502	$4,080	10.9%
Taxes and insurance	1,646	33,627	(31,981)	(95.1)%
Medical specialist fees	25,154	26,433	(1,279)	(4.8)%
Transition services agreements	7,177	14,066	(6,889)	(49.0)%
Repairs and maintenance	9,318	9,060	258	2.8%
Utilities	5,239	5,592	(353)	(6.3)%
Other miscellaneous operating expenses	16,838	18,176	(1,338)	(7.4)%
Total other operating expenses	$106,954	$144,456	$(37,502)	(26.0)%

Other operating expenses decreased $37.5 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Other operating expenses declined $8.5 million related to the divestitures group and declined $29.0 million related to our same-facility hospitals. The decrease in same-facility other operating costs was primarily due to a $23.5 million reduction in professional and general liability reserves relating to prior periods resulting from our most recent actuarial analysis utilizing updated data through April 30, 2019. Factors contributing to the change in estimate include the use of valuation techniques that place more emphasis on our claims subsequent to the Spin-off compared to historical trends, as well as more reliance on industry trend factors. The reduction in the frequency and severity of our claims is the result of internal initiatives in the areas of patient safety, risk management, and claims management, as well as external factors such as tort reform in certain key states.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.6 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This decrease was primarily due to the overall reduction in our long-lived assets due to the divestiture or closure of two hospitals in 2018 and due to impairment charges which occurred subsequent to the second quarter of 2018.

Lease Costs and Rent

Lease costs and rent expense increased $0.3 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The types of costs included in lease costs and rent expense are the same for both periods. We adopted ASC Topic 842 as of January 1, 2019 and have made additional disclosures about our lease arrangements. See Note 7 — Leases in the accompanying consolidated financial statements for additional information on our leases.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs decreased $4.8 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. These costs included legal costs and related settlements, if any, related to arbitration, regulatory claims, government investigations into reimbursement payments and other litigation matters. The decrease relates primarily to the reduction in legal costs associated with the arbitration with CHS. We incurred significant costs associated with the arbitration in the three months ended June 30, 2018 that we did not incur in the three months ended June 30, 2019 as the case was settled on January 3, 2019. See Note 17 — Commitments and Contingencies in the accompanying consolidated financial statements for additional information on these matters.

Impairment of Long-Lived Assets and Goodwill

For the three months ended June 30, 2019, we recognized $26.0 million of impairment to long-lived assets and goodwill of certain hospitals which we have identified as potential divestiture candidates or for which we have received letters of intent.

Loss (Gain) on Sale of Hospitals, Net

We recognized a $1.1 million loss on the sale of hospitals, net for the three months ended June 30, 2019 primarily related to the sale of Scenic Mountain.

Loss on Closure of Hospitals, Net

For the three months ended June 30, 2018, we recognized a $3.3 million loss on closure of hospitals, net related to the closure of Affinity. We ceased operations at this hospital on February 11, 2018 but will have certain continuing closure costs primarily related to the regulatory requirements for maintaining patient records. These continuing costs are not considered material and are included in other operating expenses in the consolidated statements of income.

Interest Expense, Net

The following table provides information related to interest expense, net (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$62	$64	$(2)	(3.1)%
Term Loan Facility	18,226	17,653	573	3.2%
ABL Credit Facility	661	511	150	29.4%
Senior Notes	11,626	11,626	—	—%
Amortization of debt issuance costs and discounts	2,482	3,064	(582)	(19.0)%
All other interest expense (income), net	525	(992)	1,517	(152.9)%
Total interest expense, net	$33,582	$31,926	$1,656	5.2%

Interest expense, net increased $1.7 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to the increased interest rate on our Term Loan Facility and the reduction of interest income due to a decline in past due accounts receivable from the State of Illinois. See Liquidity and Capital Resources below and Note 6 — Long-Term Debt in the accompanying consolidated financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

The provision for income taxes increased $0.5 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Our effective tax rates were (0.6)% and 1.7% for the three months ended June 30, 2019 and 2018, respectively.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table provides a summary of our results of operations, both in dollars and as a percentage of net operating revenues (dollars in thousands):

	Six Months Ended June 30,
	2019		2018		2019 vs 2018
		% of		% of	$	Change
	$ Amount	Revenues	$ Amount	Revenues	Variance	in %

Net operating revenues	$884,975	100.0%	$959,452	100.0%	(74,477)
Operating costs and expenses:
Salaries and benefits	438,486	49.5%	479,631	50.0%	(41,145)	(0.5)%
Supplies	101,587	11.5%	111,783	11.7%	(10,196)	(0.2)%
Other operating expenses	243,743	27.7%	297,194	31.0%	(53,451)	(3.3)%
Depreciation and amortization	29,139	3.3%	35,403	3.7%	(6,264)	(0.4)%
Lease costs and rent	23,158	2.6%	23,890	2.5%	(732)	0.1%
Electronic health records incentives earned	609	0.1%	(586)	(0.1)%	1,195	0.2%
Legal, professional and settlement costs	1,289	0.1%	8,830	0.9%	(7,541)	(0.8)%
Impairment of long-lived assets and goodwill	34,810	3.9%	39,760	4.1%	(4,950)	(0.2)%
Loss (gain) on sale of hospitals, net	1,140	0.1%	8,122	0.8%	(6,982)	(0.7)%
Loss on closure of hospitals, net	—	—%	17,084	1.8%	(17,084)	(1.8)%
Total operating costs and expenses	873,961	98.8%	1,021,111	106.4%	(147,150)	(7.6)%
Income (loss) from operations	11,014	1.2%	(61,659)	(6.4)%	72,673	7.6%
Interest expense, net	65,848	7.4%	62,857	6.6%	2,991	0.8%
Income (loss) before income taxes	(54,834)	(6.2)%	(124,516)	(13.0)%	69,682	6.8%
Provision for (benefit from) income taxes	249	—%	(88)	—%	337	—%
Net income (loss)	(55,083)	(6.2)%	(124,428)	(13.0)%	69,345	6.8%
Less: Net income (loss) attributable to noncontrolling interests	796	0.1%	1,146	0.1%	(350)	—%
Net income (loss) attributable to Quorum Health Corporation	$(55,879)	(6.3)%	$(125,574)	(13.1)%	$69,695	6.8%

The following table reconciles Adjusted EBITDA and Same-facility Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure (in thousands):

	Six Months Ended June 30,
	2019	2018

Net income (loss)	$(55,083)	$(124,428)
Interest expense, net	65,848	62,857
Provision for (benefit from) income taxes	249	(88)
Depreciation and amortization	29,139	35,403
EBITDA	40,153	(26,256)
Legal, professional and settlement costs	1,289	8,830
Impairment of long-lived assets and goodwill	34,810	39,760
Loss (gain) on sale of hospitals, net	1,140	8,122
Loss on closure of hospitals, net	—	17,084
Transition of transition services agreements	1,976	1,237
Change in actuarial estimates	(26,880)	—
Headcount reductions and executive severance	1,572	5,966
Adjusted EBITDA	54,060	54,743
Negative EBITDA of divested hospitals	5,656	11,638
Same-facility Adjusted EBITDA	$59,716	$66,381

Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Six Months Ended June 30,
	2019	2018	$ Variance	% Variance

Consolidated:
Net patient revenues	$846,053	$913,857	$(67,804)	(7.4)%
Non-patient revenues	38,922	45,595	(6,673)	(14.6)%
Total net operating revenues	$884,975	$959,452	$(74,477)	(7.8)%
Net patient revenues per adjusted admission	$9,952	$9,642	$310	3.2%
Net operating revenues per adjusted admission	$10,410	$10,123	$287	2.8%

Same-facility:
Net patient revenues	$835,915	$860,994	$(25,079)	(2.9)%
Non-patient revenues	38,783	44,927	(6,144)	(13.7)%
Total net operating revenues	$874,698	$905,921	$(31,223)	(3.4)%
Net patient revenues per adjusted admission	$10,041	$9,917	$124	1.3%
Net operating revenues per adjusted admission	$10,506	$10,434	$72	0.7%

The following table provides information related to our net operating revenues by payor source (dollars in thousands):

	Six Months Ended June 30,
	2019		2018		2019 vs 2018
	$ Amount	% of Total	$ Amount	% of Total	$ Variance	Change in %

Consolidated:
Medicare	$248,931	28.1%	$274,689	28.6%	$(25,758)	(0.5)%
Medicaid	178,718	20.2%	172,244	18.0%	6,474	2.2%
Managed care and commercial	348,733	39.4%	374,952	39.0%	(26,219)	0.4%
Self-pay and self-pay after insurance	69,671	7.9%	91,972	9.6%	(22,301)	(1.7)%
Non-patient	38,922	4.4%	45,595	4.8%	(6,673)	(0.4)%
Total net operating revenues	$884,975	100.0%	$959,452	100.0%	$(74,477)

Same-facility:
Medicare	$246,559	28.2%	$258,145	28.5%	$(11,586)	(0.3)%
Medicaid	176,717	20.2%	164,203	18.1%	12,514	2.1%
Managed care and commercial	340,880	39.1%	349,943	38.6%	(9,063)	0.5%
Self-pay and self-pay after insurance	71,759	8.2%	88,703	9.8%	(16,944)	(1.6)%
Non-patient	38,783	4.3%	44,927	5.0%	(6,144)	(0.7)%
Total net operating revenues	$874,698	100.0%	$905,921	100.0%	$(31,223)

The following table provides information related to certain drivers of our net operating revenues:

	Six Months Ended June 30,
	2019	2018	$ Variance	% Variance

Consolidated:
Number of licensed beds at end of period	2,458	2,649	(191)	(7.2)%
Admissions	34,109	38,749	(4,640)	(12.0)%
Adjusted admissions	85,016	94,779	(9,763)	(10.3)%
Surgeries	34,632	39,701	(5,069)	(12.8)%
Emergency room visits	260,556	289,186	(28,630)	(9.9)%
Medicare case mix index	1.47	1.44	0.03	2.1%

Same-facility:
Number of licensed beds at end of period	2,458	2,458	—	—%
Admissions	33,485	35,778	(2,293)	(6.4)%
Adjusted admissions	83,254	86,821	(3,567)	(4.1)%
Surgeries	34,234	36,133	(1,899)	(5.3)%
Emergency room visits	255,262	263,638	(8,376)	(3.2)%
Medicare case mix index	1.47	1.44	0.03	2.1%

Net operating revenues for the six months ended June 30, 2019 decreased $74.5 million compared to the six months ended June 30, 2018, consisting of a $67.8 million decrease in net patient revenues and a $6.7 million decrease in non-patient revenues. Our decrease in net patient revenues consisted of a $42.7 million decline related to the divestitures group and a $25.1 million decline related to our same-facility hospitals. The $25.1 million decline in our same-facility net patient revenues was primarily due to a $35.4 million decrease resulting from lower admissions and surgical volume, offset by a $10.3 million increase in rate and acuity. On a consolidated basis, admissions and adjusted admissions declined 12.0% and 10.3%, respectively, when comparing the six months ended June 30, 2019 to the same period in 2018. On a same-facility basis, admissions and adjusted admissions decreased 6.4% and 4.1%, respectively, when comparing the six months ended June 30, 2019 to the same period in 2018. The decrease in same-facility admissions and adjusted admissions was primarily a result of our initiatives, which were implemented in the second quarter of 2018, to discontinue underperforming patient service lines and to terminate unfavorable payor and physician contracts. The decrease was also impacted by lower volumes resulting from the closure of underperforming service lines at certain of our facilities during the second quarter of 2019. Additionally, the decrease was due to lower surgical admissions in the 2019 period resulting from physician turnover and from our effort to re-syndicate two outpatient surgical centers in Illinois.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Six Months Ended June 30,
	2019	2018	$ Variance	% Variance

Salaries and benefits	$438,486	$479,631	$(41,145)	(8.6)%
Hospital operations salaries and benefits	$401,884	$432,447	$(30,563)	(7.1)%
Hospital operations salaries and benefits per adjusted admission	$4,727	$4,563	$164	3.6%
Hospital operations man-hours per adjusted admission	112.1	110.1	2.1	1.9%

Salaries and benefits decreased $41.1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Salaries and benefits declined $22.8 million related to the divestitures group and $18.3 million related to same-facility salaries and benefits. The same-facility decrease of $18.3 million was primarily related to a reduction in same-facility admissions of 6.4% and the termination of physician contracts as part of our cost savings initiatives implemented in the second quarter of 2018.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admissions amounts):

	Six Months Ended June 30,
	2019	2018	$ Variance	% Variance

Supplies	$101,587	$111,783	$(10,196)	(9.1)%
Supplies per adjusted admission	$1,195	$1,179	$16	1.4%

Supplies expense decreased $10.2 million for the six months ended June 30, 2019 when compared to the six months ended June 30, 2018, which included a $6.1 million decline related to the divestitures group and a $4.1 million decline related to our same-facility hospitals. The $4.1 million decline in our same-facility hospitals was primarily due to a reduction in same-facility admissions of 6.4% and a reduction of same-facility surgeries of 5.3%.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	$ Variance	% Variance

Purchased services	$79,424	$78,582	$842	1.1%
Taxes and insurance	35,610	66,682	(31,072)	(46.6)%
Medical specialist fees	51,224	53,381	(2,157)	(4.0)%
Transition services agreements	15,026	29,183	(14,157)	(48.5)%
Repairs and maintenance	18,853	18,697	156	0.8%
Utilities	10,541	11,715	(1,174)	(10.0)%
Other miscellaneous operating expenses	33,065	38,954	(5,889)	(15.1)%
Total other operating expenses	$243,743	$297,194	$(53,451)	(18.0)%

Other operating expenses decreased $53.5 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Other operating expenses declined $22.6 million related to the divestitures group and declined $30.9 million related to our same-facility hospitals. The decrease in same-facility other operating costs was primarily due to a $23.5 million reduction in professional and general liability reserves relating to prior periods resulting from our most recent actuarial analysis utilizing updated data through April 30, 2019. Factors contributing to the change in estimate include the use of valuation techniques that place more emphasis on our claims subsequent to the Spin-off compared to historical trends, as well as more reliance on industry trend factors. The reduction in the frequency and severity of our claims is the result of internal initiatives in the areas of patient safety, risk management, and claims management, as well as external factors such as tort reform in certain key states.

Depreciation and Amortization

Depreciation and amortization expense decreased $6.3 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This decrease was primarily due to the overall reduction in our long-lived assets due to the divestiture or closure of four hospitals in 2018 and to impairment charges since the prior year comparable period.

Lease Costs and Rent

Lease costs and rent expense decreased $0.7 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily related to the divestitures group. The types of costs included in lease costs and rent expense are the same for both periods. We adopted ASC Topic 842 as of January 1, 2019 and have made additional disclosures about our lease arrangements. See Note 7 — Leases in the accompanying consolidated financial statements for additional information on our leases.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs decreased $7.5 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. These costs included legal costs and related settlements, if any, related to arbitration, regulatory claims, government investigations into reimbursement payments and other litigation matters. The decrease relates primarily to the reduction in legal costs associated with the arbitration with CHS. We incurred significant costs associated with the arbitration in the six months ended June 30, 2018 that we did not incur in the six months ended June 30, 2019 as the case was settled on January 3, 2019. See Note 17 — Commitments and Contingencies in the accompanying consolidated financial statements for additional information on these matters.

Impairment of Long-Lived Assets and Goodwill

For the six months ended June 30, 2019, we recognized $34.8 million of impairment to long-lived assets and goodwill of certain hospitals which we have identified as potential divestiture candidates or for which we have received letters of intent. For the six months ended June 30, 2018, we recognized $39.8 million of impairment to long-lived assets and goodwill of certain hospitals which we identified as potential divestiture candidates or for which we had received letters of intent.

Loss (Gain) on Sale of Hospitals, Net

We recognized a $1.1 million loss on the sale of hospitals, net in the six months ended June 30, 2019 primarily related to the sale of Scenic Mountain.

Loss on Closure of Hospitals, Net

For the six months ended June 30, 2018, we recognized a $17.1 million loss on closure of hospitals, net related to the closure of Affinity. We ceased operations at this hospital on February 11, 2018 but will have certain continuing closure costs primarily related to the regulatory requirements for maintaining patient records. These continuing costs are not considered material and are included in other operating expenses in the consolidated statements of income.

Interest Expense, Net

The following table provides information related to interest expense, net (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$122	$142	$(20)	(14.1)%
Term Loan Facility	36,558	35,053	1,505	4.3%
ABL Credit Facility	1,047	839	208	24.8%
Senior Notes	23,252	23,239	13	0.1%
Amortization of debt issuance costs and discounts	4,643	5,170	(527)	(10.2)%
All other interest expense (income), net	226	(1,586)	1,812	(114.2)%
Total interest expense, net	$65,848	$62,857	$2,991	4.8%

Interest expense, net increased $3.0 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to the increased interest rate on our Term Loan Facility and the reduction of interest income due to a decline in past due accounts receivable from the State of Illinois. See Liquidity and Capital Resources below and Note 6 — Long-Term Debt in the accompanying consolidated financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

The provision for income taxes increased $0.3 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Our effective tax rates were (0.5)% and 0.1% for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Financial Outlook

Our primary sources of liquidity are cash flows from operations, proceeds from divestitures and available borrowing capacity under our revolving credit facilities. We believe that these amounts will be adequate to service our existing debt, finance internal growth and fund capital expenditures over the next 12 months and into the foreseeable future. Borrowings under our revolving credit facilities are intended to be used for working capital, capital expenditures and general corporate purposes. Our cash flows are negatively impacted by the significant amount of interest expense associated with the high debt leverage put in place to affect the Spin-off. Interest payments were $42.8 million and $41.2 million for the three months ended June 30, 2019 and 2018, respectively. In addition, one state in which we operate, California, is historically slow making payments for their Medicaid supplemental payment programs. As of June 30, 2019, receivables outstanding under the California state supplemental programs were $31.3 million.

We perform an ongoing strategic review of our hospitals based upon an analysis of financial performance, current competitive conditions, market demographic and economic trends and capital allocation requirements. As part of this strategy, we engage in initiatives to divest or close underperforming hospitals and outpatient service facilities which, in turn, allows us to reduce our corporate indebtedness and refine our hospital portfolio to become a sustainable group of hospitals and outpatient service facilities with higher operating margins. To date, we have received combined proceeds of $99.9 million from the sale of land and one hospital in 2019, three hospitals in 2018, five hospitals in 2017 and two hospitals in 2016, which have been used to pay down $97.9 million on our Term Loan Facility. Our strategic review process is ongoing, and we have targeted additional hospitals for divestiture or closure with the intention of utilizing substantially all net proceeds to pay down our secured debt.

Our financial statements have been prepared under the assumption that we will continue as a going concern. In accordance with Accounting Standard Codification (“ASC”) 205-40, Presentation of Financial Statements — Going Concern, management concluded that there were probable conditions or events that raised substantial doubt about our ability to continue as a going concern due to the fact that our maximum Secured Net Leverage Ratio permitted under the CS Agreement is reduced to 4.50 from 5.00 in the first quarter of 2020. The measurement date of our required compliance with the Secured Net Leverage Ratio is as of the last day of each fiscal quarter. We are in compliance with our financial covenants as of June 30, 2019, and we believe that it is probable that our current and anticipated future operating results alleviate the substantial doubt about our ability to continue as a going concern for the one year period following the date these financial statements are issued. Management’s evaluation of our ability to comply with the Secured Net Leverage Ratio included, but was not limited to, the following factors:

•

On May 8, 2019, we entered into an agreement with R1 RCM to receive end-to-end revenue cycle management services. We believe that through our partnership with R1 RCM, we will achieve costs savings and improved net patient revenues through improvements in operational effectiveness and efficiencies;

•

On April 12, 2019, we completed the sale of Scenic Mountain Medical Center and are evaluating additional divestiture opportunities. The sale or closure of underperforming facilities will continue to generate additional costs savings and the decision to close facilities within the next twelve months is within our control; and

•	Management has a plan to achieve cost savings over the next twelve months through a reduction in corporate and operating costs.

Statements of Cash Flows

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table provides a summary of our cash flows (in thousands):

	Three Months Ended June 30,
	2019	2018	$ Variance

Net cash provided by (used in) operating activities	$(10,394)	$17,194	$(27,588)
Net cash provided by (used in) investing activities	(2,516)	(10,789)	8,273
Net cash provided by (used in) financing activities	13,459	(36,074)	49,533
Net change in cash, cash equivalents and restricted cash	$549	$(29,669)	$30,218

Net cash used in operating activities was $10.4 million for the three months ended June 30, 2019 compared to net cash provided by operating activities of $17.2 million for the three months ended June 30, 2018, a $27.6 million decrease. In the 2018 period, net cash flows from operating activities were favorably impacted by $28.3 million in HQAF payments received during the three months ended June 30, 2018, partially offset by $2.2 million in cash outlay related to the closure of Affinity. All other changes in operating assets and liabilities on a comparative basis for the three months ended June 30, 2019 and 2018 were considered to be part of our normal business operations.

Net cash used in investing activities was $2.5 million for the three months ended June 30, 2019 compared to $10.8 million for the three months ended June 30, 2018, an $8.3 million increase. This increase was primarily driven by $11.7 million of proceeds from the sale of Scenic Mountain received in the second quarter of 2019. In addition the increase was due to reduced spending of $4.3 million on the new patient tower and expanded surgical capacity project at our hospital in Springfield, Oregon as it is substantially complete, offset by a $5.1 million increase in capital expenditures for property, equipment and software.

Net cash provided by financing activities was $13.5 million for the three months ended June 30, 2019, compared to net cash used in financing activities of $36.1 million for the three months ended June 30, 2018, a $49.5 million increase. This increase was primarily due to a $30.0 million increase in our net borrowings under revolving credit facilities in the 2019 period compared to the 2018 period and an $18.7 million reduction in repayments of our Term Loan Facility due to the timing of the sale of hospitals.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table provides a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2019	2018	$ Variance

Net cash provided by (used in) operating activities	$(2,316)	$14,601	$(16,917)
Net cash provided by (used in) investing activities	(10,725)	12,998	(23,723)
Net cash provided by (used in) financing activities	12,103	(22,394)	34,497
Net change in cash, cash equivalents and restricted cash	$(938)	$5,205	$(6,143)

Net cash used in operating activities was $2.3 million for the six months ended June 30, 2019 compared to net cash provided by operating activities of $14.6 million for the six months ended June 30, 2018, a $16.9 million decrease. In the 2018 period, net cash flows from operating activities were favorably impacted by $32.7 million in HQAF payments received during the six months ended June 30, 2018, partially offset by $10.7 million in cash outlay related to the closure of Affinity. All other changes in operating assets and liabilities on a comparative basis for the six months ended June 30, 2019 and 2018 were considered to be part of our normal business operations.

Net cash used in investing activities was $10.7 million for the six months ended June 30, 2019 compared to net cash provided by investing activities of $13.0 million for the six months ended June 30, 2018, a $23.7 million decrease. Capital expenditures for property and equipment decreased $7.2 million, primarily due to reduced spending on the new patient tower and expanded surgical capacity project at our hospital in Springfield, Oregon as it is substantially complete. In the 2018 period, net cash provided by investing activities included $39.2 million of proceeds from the sales of Clearview and Vista West. In the 2019 period, net cash provided by investing activities included $11.7 million of proceeds from the sale of Scenic Mountain.

Net cash provided by financing activities was $12.1 million for the six months ended June 30, 2019, compared to net cash used in financing activities of $22.4 million for the six months ended June 30, 2018, a $34.5 million increase. This increase was primarily due to a $14.0 million increase in our net borrowings under revolving credit facilities in the 2019 period compared to the 2018 period and a $17.5 million reduction in repayments of our Term Loan Facility due to the timing of the sale of hospitals.

Capital Expenditures

Capital expenditures for property, equipment and software were $21.6 million and $26.4 million for the six months ended June 30, 2019 and 2018, respectively. In addition, we had $2.1 million and $4.7 million of capital expenditures related to property and equipment accrued in accounts payable at June 30, 2019 and 2018, respectively. Our capital expenditures primarily consist of purchases of medical equipment, renovations at our hospitals and investments in a standalone information system infrastructure. Our construction project on a new patient tower and expanded surgery capacity at our hospital in Springfield, Oregon is substantially complete. During the three months ended June 30, 2019 and 2018, we incurred costs of $0.3 million and $4.6 million, respectively, and incurred costs of $2.4 million and $10.8 million during the six months ended June 30, 2019 and 2018, respectively, related to the project. As of June 30, 2019, our total costs incurred on this project, including purchases of medical equipment, are $103.2 million. The total estimated cost of this project, including equipment costs, is estimated to be approximately $105.0 million. Our anticipated remaining costs on the project in 2019 are $1.8 million.

Commitments Related to Information Technology

We entered into an agreement with MEDHOST Inc. (“Medhost”) to deploy their Electronic Health Record management platform in connection with our planned transition from the Computer and Data Processing Transition Services Agreement (or “IT TSA”) with CHS. We will spend approximately $39.0 million under this agreement beginning in 2019 and continuing through 2024. We currently utilize Medhost’s software through our IT TSA with CHS. We will incur additional costs to establish the remainder of our information technology systems. We expect the transition to be completed by the end of the first quarter of 2021.

Capital Resources

Our net working capital was $138.1 million and $169.3 million as of June 30, 2019 and December 31, 2018, respectively, a $31.2 million decrease. This decrease in net working capital was primarily due to the adoption of ASC Topic 842 as of January 1, 2019, which resulted in $23.8 million of current operating lease liabilities as of June 30, 2019 with no comparable amounts at December 31, 2018. All other changes in net working capital were part of our normal business operations.

Long-Term Debt

The following table provides a summary of activity related to our long-term debt (in thousands):

	Six Months Ended June 30, 2019
				Assets
	Total			Acquired		Total
	Debt at			Under		Debt
	Beginning			Capital		at End
	of Period	Borrowings	Repayments	Leases	Amortization	of Period

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$—	$—	$—	$—	$—
Term Loan Facility, maturing 2022	790,751	—	(13,065)	—	—	777,686
ABL Credit Facility, maturing 2021	14,000	327,000	(299,000)	—	—	42,000
Senior Notes, maturing 2023	400,000	—	—	—	—	400,000
Unamortized debt issuance costs and discounts	(35,537)	—	—	—	4,643	(30,894)
Finance lease obligations	23,386	—	(684)	79	—	22,781
Other debt	874	186	(464)	—	—	596
Total debt	1,193,474	327,186	(313,213)	79	4,643	1,212,169
Less: Current maturities of long-term debt	(1,697)					(1,646)
Total long-term debt	$1,191,777	$327,186	$(313,213)	$79	$4,643	$1,210,523

The following table provides a summary of our long-term debt, allocated between fixed and variable debt (dollars in thousands):

	June 30, 2019
		% of
	$ Amount	Total Debt

Fixed	$423,377	34.1%
Variable	819,686	65.9%
Total debt, excluding unamortized debt issuance costs and discounts	$1,243,063	100.0%

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

The CS Agreement contains customary covenants, including a maximum permitted Secured Net Leverage Ratio, as determined based on 12 month trailing Consolidated EBITDA, as defined in the CS Agreement. On April 11, 2017, we executed the CS Amendment with our Senior Credit Facility lenders to amend the calculation of the Secured Net Leverage Ratio beginning July 1, 2017 through maturity, among other provisions. In addition, the CS Amendment raised the minimum Secured Net Leverage Ratio required for the Company to remain in compliance for certain periods, and also changed the calculation of compliance for specified periods. The CS Second Amendment, which was executed on March 14, 2018, amended the Secured Net Leverage Ratio for the period July 1, 2017 through maturity. As of June 30, 2019, we had a Secured Net Leverage Ratio of 4.85 to 1.00 implying additional borrowing capacity of $25.9 million as of June 30, 2019.

After giving effect to the CS Amendment and the CS Second Amendment, the maximum Secured Net Leverage Ratio permitted under the CS Agreement, as determined based on 12 month trailing Consolidated EBITDA measured as of the last day of each fiscal quarter and as defined in the CS Agreement, follows:

Maximum
Secured Net
Period	Leverage Ratio

Period from July 1, 2018 to December 31, 2019	5.00 to 1.00
Period from January 1, 2020 and thereafter	4.50 to 1.00

In addition to amending the calculation of the Secured Net Leverage Ratio and the Maximum Secured Net Leverage Ratio, the CS Amendment and CS Second Amendment also affected other terms of the CS Agreement as follows:

•	Through April 29, 2022, we are required to use asset sales proceeds to make mandatory redemptions under the Term Loan Facility.
•	We may request to exercise Incremental Term Loan Commitments for the greater of $100 million or an amount which would produce a Secured Net Leverage Ratio of 3.35 to 1.00.
•	We may incur Permitted Additional Debt so as long as our Total Leverage Ratio, adjusted for the Permitted Additional Debt, is below 5.50 to 1.00.

Prior to the CS Amendment, interest under the Term Loan Facility accrued, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%. Following the CS Amendment, interest under the Term Loan Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. The effective interest rate on the Term Loan Facility was 9.66% as of June 30, 2019. Interest on outstanding borrowings under the Revolving Credit Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS Amendment and the CS Second Amendment.

Borrowings from the Revolving Credit Facility are used for working capital and general corporate purposes. As of June 30, 2019, we had no borrowings outstanding on the Revolving Credit Facility and had $14.2 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation liability insurance and as security for the payment of claims. As of June 30, 2019, we had borrowing capacity under our Revolving Credit Facility of $48.3 million subject to the restraint of the overall borrowing capacity calculated by the Secured Net Leverage Ratio.

ABL Credit Facility

The ABL Credit Facility has a maturity date of April 29, 2021, subject to customary acceleration events and repayment, extension or refinancing. Interest on outstanding borrowings under the ABL Credit Facility accrues, at our option, at a base rate or LIBOR, subject to statutory reserves and a floor of 0%, except that all swingline borrowings will accrue interest based on the base rate, plus an applicable margin determined by the average excess availability under the ABL Credit Facility for the fiscal quarter immediately preceding the date of determination. The applicable margin ranges from 1.75% to 2.25% for LIBOR advances and from 0.75% to 1.25% for base rate advances. As of June 30, 2019, we had $42.0 million of borrowings outstanding under the ABL Credit Facility and borrowing capacity of $68.2 million subject to the restraint of the overall borrowing capacity calculated by the Secured Net Leverage Ratio.

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

Senior Notes

On April 22, 2016, we issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations guaranteed on a senior basis by certain of our subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months. The effective interest rate on the Senior Notes was 12.49% as of June 30, 2019.

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

The following table provides a summary of the redemption periods and prices related to the Senior Notes:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

The following table provides a summary of unamortized debt issuance costs and discounts (in thousands):

	June 30,	December 31,
	2019	2018

Debt issuance costs	$34,533	$34,533
Debt discounts	24,536	24,536
Total debt issuance costs and discounts at origination	59,069	59,069
Less: Amortization of debt issuance costs and discounts	(28,175)	(23,532)
Total unamortized debt issuance costs and discounts	$30,894	$35,537

Finance Lease Obligations and Other Debt

Our debt arising from finance lease obligations primarily relates to our corporate office in Brentwood, Tennessee. As of June 30, 2019 and December 31, 2018, this finance lease obligation was $16.7 million and $17.2 million, respectively. The remainder of our finance lease obligations relate to property and equipment at our hospitals and corporate office. Other debt consists of physician loans and miscellaneous notes payable to banks.

Debt Maturities

The following table provides a summary of our debt maturities for the next five years and thereafter (in thousands):

June 30, 2019

Remainder of 2019	$823
2020	1,632
2021	43,625
2022	779,111
2023	401,327
Thereafter	16,545
Total debt, excluding unamortized debt issuance costs and discounts	$1,243,063

Noncontrolling Interests and Redeemable Noncontrolling Interests

Our financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that we control. Accordingly, we have recorded noncontrolling interests in the earnings and equity of such entities. Certain of our consolidated subsidiaries have noncontrolling physician ownership interests with redemption features that require us to deliver cash upon the occurrence of certain events outside our control, such as the retirement, death, or disability of a physician-owner. We record the carrying amount of redeemable noncontrolling interests at the greater of: (1) the initial carrying amount increased or decreased for the noncontrolling interests' share of cumulative net income (loss), net of cumulative amounts distributed, if any, or (2) the redemption value. As of June 30, 2019, we had redeemable noncontrolling interests of $2.3 million and non-redeemable noncontrolling interests of $14.9 million that are included in our consolidated balance sheets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. In connection with the Spin-off, on April 29, 2016, we entered into two credit agreements, the Senior Credit Facility and the ABL Credit Facility, that subject us to variable interest rates tied to LIBOR or a base rate. As of June 30, 2019, we had outstanding principal amount of debt, excluding unamortized debt issuance costs and discounts, of $819.7 million subject to variable rates of interest, which included $42.0 million of borrowings outstanding under revolving credit facilities as of June 30, 2019. If the interest rate on our variable rate long-term debt outstanding as of June 30, 2019, after taking into consideration the 1% floor on our Term Loan Facility, was 100 basis points higher for the six months ended June 30, 2019, the additional interest expense impacting net income (loss) would have been $4.1 million, or $(0.14) per basic and diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

The chief executive of the United Kingdom Financial Conduct Authority, or the "FCA", which regulates LIBOR, announced in July 2017 that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Federal Reserve Bank of New York has published the Secured Overnight Financing Rate (SOFR) as an alternative to LIBOR and is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. Due to the uncertainty surrounding the future of LIBOR, it is expected that a transition away from the widespread use of LIBOR to alternative benchmark rates will occur by the end of 2021. The ABL Credit Facility expires in April 2021, prior to the transition from LIBOR, therefore any new agreements will no longer utilize LIBOR. In the event that LIBOR is no longer available, or we have not amended our Senior Credit Facility, the Senior Credit Facility has an alternative rate of interest based on the greatest of the Prime Rate and the Federal Funds Effective Rate. If the alternative rate of interest was used for the six months ended June 30, 2019, we would have incurred additional interest expense of $7.9 million.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Healthcare facilities also are subject to the regulation and oversight of various federal and state governmental agencies. The healthcare industry has seen numerous ongoing investigations related to compliance and billing practices and hospitals, in particular, continue to be the subject of governmental fraud and abuse programs and a primary enforcement target for the OIG and DOJ. We regularly monitor and from time to time, we detect issues of non-compliance with federal healthcare laws pertaining to claims submission and reimbursement payment practices or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by CMS and the OIG. Participating in voluntary repayment of claims and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action. Additionally, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against healthcare facilities that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. Qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could lead to proceedings without our knowledge. Certain of our healthcare facilities have received, and from time to time other healthcare facilities may receive, inquiries or subpoenas from fiscal intermediaries or federal and state agencies. Any proceedings against us may involve potentially substantial settlement amounts, as well as the possibility of civil, criminal, or administrative fines, penalties or other sanctions which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements from the offending healthcare company. Depending on how the underlying conduct is interpreted by the inquiring or investigating federal or state agency, the resolution could have a material adverse effect on our results of operations, financial position and cash flows.

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

With respect to all legal, regulatory and governmental proceedings, we consider the likelihood of a negative outcome. If we determine the likelihood of a negative outcome with respect to any such matter is probable and the amount of the loss can be reasonably estimated, we record an accrual for the estimated amount of loss. If the likelihood of a negative outcome with respect to material matters is reasonably possible and we are able to determine an estimate of the amount of possible loss or a range of loss, whether in excess of a related accrued liability or where there is no accrued liability, we disclose the estimate of the amount of possible loss or range of loss. However, we are unable to estimate an amount of possible loss or range of loss in some instances based on the significant uncertainties involved in, or the preliminary nature of, certain legal, regulatory and governmental matters.

Commercial Litigation and Other Lawsuits

•

Zwick Partners LP and Aparna Rao, Individually and On Behalf of All Others Similarly Situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller and Michael J. Culotta. On September 9, 2016, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its former officers. On April 17, 2017, Plaintiff filed a Second Amended Complaint adding additional defendants, CHS, Wayne T. Smith and W. Larry Cash. The Second Amended Complaint alleges claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and is brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of us between May 2, 2016 and August 10, 2016. The Complaint sought damages related to the claims. On June 23, 2017, we filed a motion to dismiss, which Plaintiff opposed. On April 19, 2018, the Court denied our motion to dismiss, and we filed our answer to the Second Amended Complaint on May 18, 2018. On July 13, 2018, Plaintiff filed its motion for class certification, which Defendants opposed. On March 29, 2019, the Court granted the motion and certified the class. Defendants filed a petition for permission to appeal the class certification decision with the Sixth Circuit Court of Appeals, which petition was denied on July 31, 2019. On September 14, 2018, Plaintiff filed a Third Amended Complaint alleging additional misstatements. On October 12, 2018, Defendants moved to dismiss, and, on March 29, 2019, the Court granted the motion and dismissed the new allegations. The case is in discovery, and we are vigorously defending ourselves. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss. We are unable to reasonably estimate the amount or range of such possible loss. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

R2 Investments, LDC v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller, Michael J. Culotta, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North, H. Mitchell Watson, Jr. and H. James Williams. On October 25, 2017, a shareholder filed an action in the Circuit Court of Williamson County, Tennessee against us, Thomas D. Miller, and Michael J. Culotta (the “Quorum Defendants”) and CHS and certain of its officers and directors. The complaint alleges that the defendants violated the Tennessee Securities Act and common law by, among other things, making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of our business, operations and financial condition. Plaintiff is seeking rescissionary, compensatory and punitive damages. On July 9, 2019, the Quorum Defendants reached a settlement in principle with Plaintiff that resolves the claims against the Quorum Defendants in their entirety in exchange for a confidential settlement payment that will be paid by the Quorum Defendants’ insurers. The settlement is subject to the execution of a definitive settlement agreement.

•

Harvey Horwitz, Derivatively on Behalf of Quorum Health Corporation v. Thomas D. Miller, Michael J. Culotta, Barbara R. Paul, R. Lawrence Van Horn, William S. Hussey, James T. Breedlove, William M. Gracey, Joseph A. Hastings, and Adam Feinstein, and Quorum Health Corporation, as Nominal Defendant. On September 17, 2018, a purported shareholder filed a derivative action on behalf of the Company in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violation of Section 29(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and indemnification and contribution. Plaintiff seeks damages allegedly sustained by us, rescission of the Separation Agreement with CHS, corporate governance reforms, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs. On October 26, 2018, the Court entered an order granting a stay of the case pending entry of an order on any motions for summary judgment in the Rao v. Quorum Health Corporation case described above. Once the stay is lifted, we intend to move to transfer the action to Delaware consistent with our by-laws. We are vigorously defending ourselves in this matter. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss. We are unable to reasonably estimate the amount or range of such possible loss because the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

Reda Slone v. Kentucky River Medical Center (an assumed name of Jackson Hospital Corporation). On April 19, 2017, a former director of the emergency department of Kentucky River Medical Center ("KRMC") filed an action in the Circuit Court of Breathitt County, Kentucky (Case No.: 17-CI-00095), against KRMC alleging wrongful discharge in violation of KRS 216B.165 (known unofficially as Kentucky’s healthcare worker’s whistleblower statute), common law wrongful discharge, violation of Plaintiff’s free speech under the Section 1 of the Kentucky Constitution, and intentional and/or negligent infliction of emotional distress. The Plaintiff claimed damages for back pay and front pay incidental damages emotional pain and suffering, attorney’s fees and punitive damages. KRMC denied liability. The matter was resolved by confidential settlement between the Parties and the lawsuit was dismissed by agreed order entered on July 10, 2019.

•

Mary Della-Maggiora, as an individual and on behalf of all others similarly situated, v. Watsonville Community Hospital, entity unknown, and DOES 1 through 50, inclusive (Superior Court of the State of California for the County of Santa Cruz). On January 22, 2018, Plaintiff filed a purported class action alleging violations of California Labor Code Section 226(a). On May 14, 2018, Plaintiff filed her Second Amended Class Action Complaint. The Second Amended Class Action Complaint contains two causes of action. The first cause of action is brought by Plaintiff in her individual capacity and as potential class representative for all other Watsonville Community Hospital employees for alleged violations of Labor Code Section 226(a), subsections (6), (8), and (9). The second cause of action is brought under the California Private Attorneys General Act of 2004 by Plaintiff in her individual capacity and as “appointed” representative of the State of California Labor and Workforce Development Agency, for alleged violations of Labor Code Section 226(a), subsection (9). Plaintiff generally alleges that the paystubs issued to Watsonville employees did not include all information required by California Labor Code Section 226(a). The case was settled between the parties on July 16, 2019.

•

Nedal Alqalqili v. Hospital of Barstow, Inc., dba Barstow Community Hospital; Quorum Health Corp.; Carrie Howell, an individual; and DOES 1 through 10, inclusive (Superior Court of the State of California for the County of San Bernardino). On June 28, 2018, Plaintiff filed a complaint alleging discrimination, harassment, and retaliation arising from her employment with Hospital of Barstow, Inc. On October 17, 2018, Plaintiff filed a First Amended Complaint for Damages and Declaratory and Injunctive Relief for Employment Discrimination. The First Amended Complaint contains eleven claims for monetary relief as well as claims for declaratory and injunctive relief. In the First Amended Complaint Plaintiff alleges claims for: interference, discrimination, and retaliation in violation of the California Family Rights Act, California Government Code Section 12945.2; national origin-based hostile work environment, religious creed-based hostile work environment, sex discrimination, national origin discrimination, religious creed discrimination, failure to prevent discrimination and harassment, retaliation in violation of the Fair Employment and Housing Act, California Government Code Section 12940, et seq.; and failure to timely provide employment records in violation of California Labor Code Section 1198.5. The case is in discovery, and Barstow Community Hospital is vigorously defending itself in this matter. We are unable to predict the outcome of this matter. However, it is possible that we may incur a loss. We are unable to reasonably estimate the amount or range of such reasonably possible loss because discovery has only recently started and the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

U.S. ex rel Derek Lewis and Joey Neiman v. Community Health Systems, Inc., Medhost, Inc., et al. In June 2019, a number of Quorum hospitals were served with the Complaint in a qui tam suit in the United States District Court for the Middle District of Florida (Case No. 18-cv-20394). The allegations in the Amended Complaint generally relate to the hospitals’ use of certain software products licensed to them by co-defendant, Medhost, Inc. The qui tam plaintiffs allege that CHS and its then-affiliated hospitals violated the False Claims Act by submitting claims for Electronic Health Records (EHR) Meaningful Use incentive payments that they knew or should have known were false. Pursuant to the False Claims Act, the relators are seeking three times the amount of damages sustained by the United States, plus penalties up to $22,927 per false claim violation and attorneys’ fees. The conduct at issue appears to date primarily from the time period when the hospitals were affiliated with CHS. The United States declined to intervene in this qui tam lawsuit at the time of its unsealing in March 2019. While the litigation is still at an early stage, we believe this matter is without merit and intend to vigorously defend this case. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss. We are unable to reasonably estimate the amount or range of such possible loss because the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

Corporate Integrity Agreement

On July 28, 2014, CHS became subject to the terms of a five-year Corporate Integrity Agreement (“CIA”) with the Department of Health and Human Services Office of Inspector General (“OIG”) arising from a civil settlement with the U.S. Department of Justice, other federal agencies and identified relators that concluded previously announced investigations and litigation related to short stay admissions through emergency departments at certain of their affiliated hospitals. The OIG has required us to be bound by the terms of the CHS CIA commencing on the Spin-off date and applying to us for the remainder of the five-year compliance term required of CHS, which terminated on July 27, 2019.

We believe that we operated our business in compliance with the CIA and are unaware of any historical actions on our part that could represent a violation under the terms of the CIA. We plan to submit our final annual report to the OIG in August 2019. The OIG will review the report and request any additional information they deem necessary. Once the OIG is satisfied with the additional information received, the OIG will likely communicate a final letter of closure of the CIA. For further details on this agreement see “Item 1. Business — Corporate Integrity Agreement” in the 2018 Annual Report on Form 10-K.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors discussed in the 2018 Annual Report on Form 10-K.

Our financial statements have been prepared under the assumption that we will continue as a going concern.

Our financial statements have been prepared under the assumption that we will continue as a going concern. However, in light of the reduction in the maximum Secured Net Leverage Ratio permitted under the CS Agreement to 4.50 from 5.00 in the first quarter of 2020, management concluded that there were probable conditions or events that raised substantial doubt about our ability to continue as a going concern. Management believes that it is probable that substantial doubt about our ability to remain in compliance with the Secured Net Leverage Ratio has been alleviated due to, but not limited to, our partnership with R1 RCM, the opportunity for additional divestitures, and management’s plan to reduce corporate and operating costs over the next twelve months.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended June 30, 2019:

				Total Number	Maximum Number
				of Shares	(or Approximate Dollar
	Total		Average	Purchased as	Values) of Shares That
	Number of		Price	Part of Publicly	May Yet Be Purchased
	Shares		Paid	Announced Plans	Under the Plans
Period	Purchased		per Share	or Programs	or Programs

April 1 to April 30, 2019	—		$—	—	—
May 1 to May 31, 2019	52,326	(1)	1.98	—	—
June 1 to June 30, 2019	—		—	—	—
Total	52,326	(1)		—	—

(1) Represents shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of restricted stock previously awarded to such employees under our Amended and Restated 2016 Stock Award Plan.

Item 6. Exhibits

No.	Description

10.1*†	Quorum Health Corporation Amended and Restated Director’s Fees Deferral Plan.

10.2*†	Form of Restricted Stock Award Agreement under the Quorum Health Corporation Amended and Restated 2016 Stock Award Plan

10.3*†	Form of Non-Employee Director Restricted Stock Award Agreement under the Quorum Health Corporation Amended and Restated 2016 Stock Award Plan.

10.4*†	Form of Time-Based and Performance-Based Restricted Stock Award Agreement under the Quorum Health Corporation Amended and Restated 2016 Stock Award Plan.

10.5*†	Form of Restricted Stock Agreement under the Quorum Health Corporation 2018 Restricted Stock Plan.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensation plan or arrangement.

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

Date: August 7, 2019