Form 10-Q
period 2019-09-30
Quorum Health Corp
filed 2019-11-07
CIK 1650445

fSep2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 6, 2019, there were 32,916,020 shares outstanding of the registrant’s Common Stock.

QUORUM HEALTH CORPORATION

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Earnings per Share and Shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net operating revenues	$419,900	$460,507	$1,304,875	$1,419,959
Operating costs and expenses:
Salaries and benefits	215,457	226,237	653,943	705,868
Supplies	47,818	48,949	149,405	160,732
Other operating expenses	139,671	143,716	383,414	440,910
Depreciation and amortization	15,028	16,612	44,167	52,015
Lease costs and rent	11,121	11,661	34,279	35,551
Electronic health records incentives	(17)	(31)	592	(617)
Legal, professional and settlement costs	5,191	1,519	6,480	10,349
Impairment of long-lived assets and goodwill	8,010	32,438	42,820	72,198
Loss (gain) on sale of hospitals, net	1,206	805	2,346	8,927
Loss on closure of hospitals, net	18,414	1,111	18,414	18,195
Total operating costs and expenses	461,899	483,017	1,335,860	1,504,128
Income (loss) from operations	(41,999)	(22,510)	(30,985)	(84,169)
Interest expense, net	33,056	32,450	98,904	95,307
Income (loss) before income taxes	(75,055)	(54,960)	(129,889)	(179,476)
Provision for (benefit from) income taxes	137	(1,074)	386	(1,162)
Net income (loss)	(75,192)	(53,886)	(130,275)	(178,314)
Less: Net income (loss) attributable to noncontrolling interests	736	54	1,532	1,200
Net income (loss) attributable to Quorum Health Corporation	$(75,928)	$(53,940)	$(131,807)	$(179,514)

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(2.52)	$(1.85)	$(4.41)	$(6.21)
Weighted-average shares outstanding:
Basic and diluted	30,178,229	29,215,823	29,875,196	28,891,363

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income (loss)	$(75,192)	$(53,886)	$(130,275)	$(178,314)
Amortization and recognition of unrecognized pension cost components, net of income taxes	49	114	146	39
Comprehensive income (loss)	(75,143)	(53,772)	(130,129)	(178,275)
Less: Comprehensive income (loss) attributable to noncontrolling interests	736	54	1,532	1,200
Comprehensive income (loss) attributable to Quorum Health Corporation	$(75,879)	$(53,826)	$(131,661)	$(179,475)

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value per Share and Shares)

	September 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$44,431	$3,203
Patient accounts receivable	283,701	322,608
Inventories	39,324	45,646
Prepaid expenses	20,412	19,683
Due from third-party payors	26,449	63,443
Other current assets	33,643	36,405
Total current assets	447,960	490,988
Property and equipment, net	485,495	559,438
Goodwill	391,701	401,073
Intangible assets, net	47,807	48,289
Operating lease right-of-use assets	78,606	—
Other long-term assets	70,199	74,306
Total assets	$1,521,768	$1,574,094

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,646	$1,697
Current portion of operating lease liabilities	24,835	—
Accounts payable	153,645	143,917
Accrued liabilities:
Accrued salaries and benefits	68,273	76,908
Accrued interest	33,580	10,024
Due to third-party payors	41,998	45,852
Other current liabilities	46,623	43,336
Total current liabilities	370,600	321,734
Long-term debt	1,195,407	1,191,777
Long-term operating lease liabilities	56,346	—
Deferred income tax liabilities, net	7,049	6,736
Other long-term liabilities	93,454	126,499
Total liabilities	1,722,856	1,646,746
Redeemable noncontrolling interests	2,278	2,278
Equity:
Quorum Health Corporation stockholders' equity (deficit):
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value per share, 300,000,000 shares authorized; 32,908,366 shares issued and outstanding at September 30, 2019, and 31,521,398 shares issued and outstanding at December 31, 2018	3	3
Additional paid-in capital	561,081	557,309
Accumulated other comprehensive income (loss)	905	759
Accumulated deficit	(780,999)	(648,464)
Total Quorum Health Corporation stockholders' equity (deficit)	(219,010)	(90,393)
Nonredeemable noncontrolling interests	15,644	15,463
Total equity (deficit)	(203,366)	(74,930)
Total liabilities and equity	$1,521,768	$1,574,094

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2019

(In Thousands, Except Shares)

		Quorum Health Corporation Stockholders' Equity
					Accumulated
	Redeemable			Additional	Other		Nonredeemable	Total
	Noncontrolling	Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Equity
	Interests	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	(Deficit)

Balance at December 31, 2018	$2,278	31,521,398	$3	$557,309	$759	$(648,464)	$15,463	$(74,930)
Comprehensive income (loss)	(74)	—	—	—	49	(39,006)	474	(38,483)
Adoption of ASC Topic 842	—	—	—	—	—	(728)	—	(728)
Stock-based compensation expense	—	5,000	—	1,770	—	—	—	1,770
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(231,729)	—	(461)	—	—	—	(461)
Cash distributions to noncontrolling investors	(46)	—	—	—	—	—	(1,177)	(1,177)
Adjustments to redemption values of redeemable noncontrolling interests	120	—	—	(120)	—	—	—	(120)
Balance at March 31, 2019	2,278	31,294,669	3	558,498	808	(688,198)	14,760	(114,129)
Comprehensive income (loss)	(101)	—	—	—	48	(16,873)	497	(16,328)
Stock-based compensation expense	—	1,684,346	—	1,194	—	—	—	1,194
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(52,326)	—	(103)	—	—	—	(103)
Cash distributions to noncontrolling investors	(1)	—	—	—	—	—	(332)	(332)
Adjustments to redemption values of redeemable noncontrolling interests	102	—	—	(102)	—	—	—	(102)
Balance at June 30, 2019	2,278	32,926,689	3	559,487	856	(705,071)	14,925	(129,800)
Comprehensive income (loss)	17	—	—	—	49	(75,928)	719	(75,160)
Stock-based compensation expense	—	—	—	1,744	—	—	—	1,744
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(18,323)	—	(24)	—	—	—	(24)
Cash distributions to noncontrolling investors	(143)	—	—	—	—	—	—	—
Adjustments to redemption values of redeemable noncontrolling interests	126	—	—	(126)	—	—	—	(126)
Balance at September 30, 2019	$2,278	32,908,366	$3	$561,081	$905	$(780,999)	$15,644	$(203,366)

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2018

(In Thousands, Except Shares)

		Quorum Health Corporation Stockholders' Equity
					Accumulated
	Redeemable			Additional	Other		Nonredeemable	Total
	Noncontrolling	Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Equity
	Interests	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	(Deficit)

Balance at December 31, 2017	$2,325	30,294,895	$3	$549,610	$(1,956)	$(448,216)	$13,969	$113,410
Comprehensive income (loss)	(121)	—	—	—	114	(98,968)	602	(98,252)
Stock-based compensation expense	—	979,817	—	2,464	—	—	—	2,464
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(112,221)	—	(634)	—	—	—	(634)
Cash distributions to noncontrolling investors	(62)	—	—	—	—	—	(741)	(741)
Adjustments to redemption values of redeemable noncontrolling interests	174	—	—	(174)	—	—	—	(174)
Balance at March 31, 2018	2,316	31,162,491	3	551,266	(1,842)	(547,184)	13,830	16,073
Comprehensive income (loss)	(217)	—	—	—	(189)	(26,606)	882	(25,913)
Stock-based compensation expense	—	—	—	2,756	—	—	—	2,756
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(263,781)	—	(1,309)	—	—	—	(1,309)
Adjustments to redemption values of redeemable noncontrolling interests	202	—	—	(202)	—	—	—	(202)
Balance at June 30, 2018	2,301	30,898,710	3	552,511	(2,031)	(573,790)	14,712	(8,595)
Comprehensive income (loss)	(377)	—	—	—	114	(53,940)	431	(53,395)
Stock-based compensation expense	—	636,890	—	2,766	—	—	—	2,766
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(7,715)	—	(36)	—	—	—	(36)
Cash distributions to noncontrolling investors	(39)	—	—	—	—	—	(639)	(639)
Adjustments to redemption values of redeemable noncontrolling interests	394	—	—	(394)	—	—	—	(394)
Balance at September 30, 2018	$2,279	31,527,885	$3	$554,847	$(1,917)	$(627,730)	$14,504	$(60,293)

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Cash flows from operating activities:
Net income (loss)	$(75,192)	$(53,886)	$(130,275)	$(178,314)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,028	16,612	44,167	52,015
Non-cash interest expense, net	2,306	1,860	6,625	6,394
Provision for (benefit from) deferred income taxes	71	(1,129)	192	(1,104)
Stock-based compensation expense	1,744	2,766	4,708	7,986
Impairment of long-lived assets and goodwill	8,010	32,438	42,820	72,198
Loss (gain) on sale of hospitals, net	1,206	805	2,346	8,927
Non-cash portion of loss (gain) on hospital closures	11,781	—	11,781	6,394
Changes in reserves for self-insurance claims, net of payments	(119)	4,623	(25,922)	15,003
Other non-cash expense (income), net	3,237	380	1,414	387
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Patient accounts receivable	8,166	9,206	26,946	30,280
Due from and due to third-party payors, net	10,120	8,344	7,858	29,322
Inventories, prepaid expenses and other current assets	5,726	(7,353)	5,494	(7,582)
Accounts payable and accrued liabilities	44,793	12,108	36,009	2,394
Long-term assets and liabilities, net	(11,721)	1,560	(11,323)	(1,365)
Net cash provided by (used in) operating activities	25,156	28,334	22,840	42,935

Cash flows from investing activities:
Capital expenditures for property and equipment	(7,720)	(9,576)	(25,831)	(34,895)
Capital expenditures for software	(1,843)	(483)	(5,360)	(1,527)
Acquisitions, net of cash acquired	(76)	(63)	(531)	(121)
Proceeds from the sale of hospitals	40,992	—	52,733	39,170
Other investing activities, net	3,643	10	3,260	259
Net cash provided by (used in) investing activities	34,996	(10,112)	24,271	2,886

Cash flows from financing activities:
Borrowings under revolving credit facilities	138,000	121,000	465,000	368,000
Repayments under revolving credit facilities	(155,000)	(135,000)	(454,000)	(368,000)
Borrowings of long-term debt	—	90	186	157
Repayments of long-term debt	(445)	(354)	(14,408)	(31,801)
Payments of debt issuance costs	—	—	—	(2,268)
Payments on purchase contracts	(374)	—	(374)	—
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	(24)	(36)	(588)	(1,979)
Cash distributions to noncontrolling investors	(143)	(678)	(1,699)	(1,481)
Net cash provided by (used in) financing activities	(17,986)	(14,978)	(5,883)	(37,372)

Net change in cash, cash equivalents and restricted cash	42,166	3,244	41,228	8,449
Cash, cash equivalents and restricted cash at beginning of period	2,265	10,822	3,203	5,617
Cash, cash equivalents and restricted cash at end of period	$44,431	$14,066	$44,431	$14,066

Supplemental cash flow information:
Interest payments, net	$7,663	$18,702	$68,724	$77,413
Income tax payments, net	—	46	189	533

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

On April 29, 2016, Community Health Systems, Inc. (“CHS”) completed the spin-off of 38 hospitals, including their affiliated facilities, and Quorum Health Resources, LLC to form Quorum Health Corporation through the distribution of 100% of the common stock of QHC to CHS stockholders of record as of the close of business on April 22, 2016 (the “Spin-off”). The principal business of Quorum Health Corporation, a Delaware corporation, and its subsidiaries (collectively, “QHC” or the “Company”) is to provide hospital and outpatient healthcare services in its markets across the United States. As of September 30, 2019, the Company owned or leased a diversified portfolio of 24 hospitals in rural and mid-sized markets, which are located in 14 states and have a total of 2,038 licensed beds. The Company provides outpatient healthcare services through its hospitals and affiliated facilities, including urgent care centers, diagnostic and imaging centers, physician clinics and surgery centers. The Company’s wholly-owned subsidiary, Quorum Health Resources, LLC (“QHR”), provides hospital management advisory and healthcare consulting services to non-affiliated hospitals located throughout the United States. Over 95% of the Company’s net operating revenues are attributable to its hospital operations business.

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

The Company’s financial statements have been prepared under the assumption that it will continue as a going concern. In accordance with Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements — Going Concern, management concluded that there were probable conditions or events that raised substantial doubt about the Company’s ability to continue as a going concern due to the fact that the Company’s maximum Secured Net Leverage Ratio permitted under the credit agreement (the “CS Agreement”), among the Company, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, is reduced to 4.50 from 5.00 in the first quarter of 2020. The measurement date for the Company’s required compliance with the Secured Net Leverage Ratio is as of the last day of each fiscal quarter. The Company is in compliance with its financial covenants as of September 30, 2019. Management’s evaluation of the Company’s ability to comply with the Secured Net Leverage Ratio for the one year period following the date these financial statements are issued included, but was not limited to, consideration of the following factors:

•	Management’s intention to enter into discussions with the Company’s lenders to modify the maximum Secured Net Leverage Ratio;
•

Cost savings and improvement in net patient revenues through improvements in operational effectiveness and efficiencies as a result the Company’s partnership with R1 RCM. On May 8, 2019, the Company entered into an agreement with R1 RCM to receive end-to-end revenue cycle management services. Effective October 1, 2019, the Company transitioned it’s billing and collection services from CHS to R1 RCM;

•

Cost savings resulting from the sale or closure of underperforming facilities. The Company sold or closed two facilities on September 30, 2019 and is evaluating additional facilities for potential divestiture. The sale or closure of additional underperforming facilities will continue to generate additional costs savings and the decision to close facilities within the next twelve months is within the control of the Company; and

•	Management’s plans to achieve cost savings over the next twelve months through a reduction in corporate and operating costs.

Management’s plans in relation to costs savings and improvement in net patient revenues have been initiated, documented and approved as indicated above. No formal documentation or approval of management’s intention to modify the Company’s maximum

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Secured Net Leverage has occurred on or before September 30, 2019, and therefore the results remain uncertain. As such, substantial doubt about the Company’s ability to continue as a going concern has not been alleviated as of September 30, 2019.

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

Revenues and Accounts Receivable

Revenue Recognition

The Company reports revenues from patient services at its hospitals and affiliated facilities at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient care. These amounts are due from patients, governmental programs and third-party payors such as Medicare, Medicaid, health maintenance organizations, preferred provider organizations, private insurers and others, and include variable consideration for retroactive revenue adjustments due to settlements of audits, reviews and investigations. Generally, the Company bills the patient and third-party payors several days after the services are performed or the patient is discharged. Revenue is recognized as the performance obligations are satisfied. Billings and collections were outsourced to CHS under a transition services agreement that was entered into in connection with the Spin-off through September 30, 2019. See Note 16 — Related Party Transactions for additional information on this agreement. On May 8, 2019, the Company entered into an agreement with R1 RCM to receive end-to-end revenue cycle management services. The agreement with R1 RCM has, among other things, allowed for the Company to transition its billing and collection services from CHS to R1 RCM. In July 2019, R1 RCM began providing limited services to the Company, such as status review on aged accounts receivable and insurance denials. Effective October 1, 2019, the Company transitioned its billing and collection services from CHS to R1 RCM.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The following table provides a summary of net operating revenues by payor source (dollars in thousands):

	Three Months Ended September 30,
	2019		2018
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$121,812	29.0%	$123,788	26.9%
Medicaid	86,280	20.5%	97,803	21.2%
Managed care and commercial plans	168,050	40.0%	185,493	40.3%
Self-pay and self-pay after insurance	25,410	6.1%	33,647	7.3%
Non-patient	18,348	4.4%	19,776	4.3%
Total net operating revenues	$419,900	100.0%	$460,507	100.0%

	Nine Months Ended September 30,
	2019		2018
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$370,743	28.4%	$398,477	28.1%
Medicaid	264,998	20.3%	270,047	19.0%
Managed care and commercial plans	516,783	39.6%	560,445	39.5%
Self-pay and self-pay after insurance	95,081	7.3%	125,619	8.8%
Non-patient	57,270	4.4%	65,371	4.6%
Total net operating revenues	$1,304,875	100.0%	$1,419,959	100.0%

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Contractual adjustments, or differences in standard billing rates and the payments derived from contractual terms with governmental and non-governmental third-party payors, are recorded based on management’s best estimates in the period in which services are performed and a payment methodology is established with the patient. Recorded estimates for past contractual adjustments are subject to change, in large part, due to ongoing contract negotiations and regulation changes, which are typical in the U.S. healthcare industry. Revisions to estimates are recorded as contractual adjustments in the periods in which they become known and may be subject to further revisions. In addition, the contracts the Company has with commercial insurance payors may provide for retroactive audit and review of claims. Self-pay and other payor discounts are incentives offered by the Company to uninsured or underinsured patients and other payors to reduce their costs of healthcare services. Subsequent changes in estimates for third-party payors that are determined to be the result of an adverse change in a payor’s ability to pay are recorded as bad debt expense. Bad debt expense for the three months and nine months ended September 30, 2019 and 2018 was not material and is included in other operating expenses in the Company’s consolidated statements of income. Billing and collections were outsourced to CHS under a transition services agreement that was put in place by CHS in connection with the Spin-off through September 30, 2019. On May 8, 2019, the Company entered into an agreement with R1 RCM to receive end-to-end revenue cycle management services. The agreement with R1 RCM has, among other things, allowed for the Company to transition its billing and collection services from CHS to R1 RCM. In July 2019, R1 RCM began providing limited services to the Company, such as status review on aged accounts receivable and insurance denials. Effective October 1, 2019, the Company transitioned its billing and collection services from CHS to R1 RCM.

Third-Party Program Reimbursements

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical experience, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as new information becomes available, or as years are settled or are no longer subject to such audits, reviews, and investigations. Previous program reimbursements and final cost report settlements are included in due from and due to third-party payors in the consolidated balance sheets. Net adjustments arising from a change in the transaction price for estimated cost report settlements favorably (unfavorably) impacted net operating revenues by $0.2 million and $(0.5) million during the three months ended September 30, 2019 and 2018, respectively and by $2.3 million and $(0.4) million during the nine months ended September 30, 2019 and 2018, respectively.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the components of amounts due from and due to third-party payors, as presented in the consolidated balance sheets (in thousands):

	September 30,	December 31,
	2019	2018

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$11,410	$14,374
State supplemental payment programs	15,039	49,069
Total amounts due from third-party payors	$26,449	$63,443

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$36,886	$32,174
State supplemental payment programs	5,112	13,678
Total amounts due to third-party payors	$41,998	$45,852

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

The following table provides a summary of the portion of Medicaid reimbursements included in the consolidated statements of income that are attributable to state supplemental payment programs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Medicaid state supplemental payment program revenues	$37,217	$57,555	$132,496	$158,186
Provider taxes and other expenses	15,415	19,131	53,008	55,326
Reimbursements attributable to state supplemental payment programs, net of expenses	$21,802	$38,424	$79,488	$102,860

The California Department of Health Care Services administers the Hospital Quality Assurance Fee (“HQAF”) program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients. The current phase of the HQAF program expired on June 30, 2019 and the next phase of the program, Phase VI, began July 1, 2019 and is expected to be a 30 month program. Due to insufficient modeling and other statistical information as of September 30, 2019, the Company has not recognized revenue under Phase VI of the HQAF program. In future quarters as more information becomes available, the Company will reassess its ability to estimate revenue under Phase VI of the HQAF program. Upon consideration of the additional information, revenue will be recognized under ASC 606 when uncertainty of a future revenue reversal is subsequently resolved. Under the HQAF program, the Company recognized $8.7 million of Medicaid revenues and $0.1 million of provider taxes for the three months ended September 30, 2018. Under the HQAF program, the Company recognized $16.0 million of Medicaid revenues and $4.4 million of provider taxes for the nine months ended September 30, 2019, and $24.4 million of Medicaid revenues and $4.4 million of provider taxes for the nine months ended September 30, 2018. On September 30, 2019, the Company sold Watsonville Community Hospital. The Company recognized $7.3 million and $14.4 million of Medicaid revenues, net of provider taxes, for the nine months ended September 30, 2019 and 2018, respectively, related to Watsonville.

The Company recognized $2.0 million of Medicaid revenues for the three months ended September 30, 2019 and $5.9 million of Medicaid revenues in the nine months ended September 30, 2019 related to the sale of Illinois property tax credits. The Company recognized $7.3 million of Medicaid revenues related to the sale of Illinois property tax credits in the three and nine months ended September 30, 2018 as the revenues for the full year 2018 were recognized in the third quarter of 2018.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Charity Care

In the ordinary course of business, the Company provides services to patients who are financially unable to pay for hospital care. The related charges for those patients who are financially unable to pay that otherwise do not qualify for reimbursement from a governmental program are classified as charity care. The Company determines amounts that qualify for charity care primarily based on the patient’s household income relative to the poverty level guidelines established by the federal government. The Company’s policy is to not pursue collections for such amounts. The related charges which are recorded in operating revenues at the standard billing rates and fully offset in contractual allowances were $7.5 million and $7.6 million for the three months ended September 30, 2019 and 2018, respectively, and $19.8 million and $26.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Accounts Receivable

Substantially all of the Company’s receivables are related to providing healthcare services to patients at its hospitals and affiliated outpatient facilities.

For self-pay and self-pay after insurance receivables, the Company estimates the implicit price concession by reserving a percentage of all self-pay and self-pay after insurance accounts receivable without regard to aging category. The estimate of the implicit price concession is based on a model that considers historical cash collections, expected recoveries and any anticipated changes in trends. The Company’s ability to estimate the implicit price concessions is not significantly impacted by the aging of accounts receivable, as management believes that substantially all of the risk exists at the point in time such accounts are identified as self-pay. Significant changes in payor mix, CHS’s and R1 RCM’s business office operations, including their efforts in collecting the Company’s accounts receivables, economic conditions, or trends in federal and state governmental healthcare coverage, among others, could affect the Company’s estimates of implicit price concessions for self-pay and self-pay after insurance accounts receivable. The Company continually reviews its overall estimate of implicit price concessions by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net operating revenues and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables, and the impact of recent divestitures.

Collections are impacted by the economic ability of patients to pay, the effectiveness of the Company’s billing and collection efforts, which are outsourced to a third party, including their current policies on billings, accounts receivable payor classification and collections. Our results are also affected by third party collection agencies and by the ability of the Company to further attempt collection efforts. Billings and collections were outsourced to CHS under a transition services agreement that was established with the Spin-off through September 30, 2019. See Note 16 — Related Party Transactions for additional information on the CHS TSA agreement. On May 8, 2019, the Company entered into an agreement with R1 RCM to receive end-to-end revenue cycle management services. The agreement with R1 RCM has, among other things, allowed for the Company to transition its billing and collection services from CHS to R1 RCM. In July 2019, R1 RCM began providing limited services to the Company, such as status review on aged accounts receivable and insurance denials. Effective October 1, 2019, the Company transitioned its billing and collection services from CHS to R1 RCM.

The Company has elected the practical expedient allowed under Financial Accounting Standards Board’s (“FASB”) ASC Topic 606 and does not adjust the promised amount of consideration from patients and third-party payors for the effects of a significant financing component due to the Company’s expectation that the period between the time the service is provided to a patient and the time that the patient or a third-party payor pays for that service will be one year or less. However, the Company does, in certain instances, enter into payment agreements with patients that allow payments in excess of one year. For those cases, the financing component is not deemed to be significant to the contract.

The Company has applied the practical expedient provided by FASB ASC Topic 340 and all incremental customer contract acquisition costs are expensed as incurred, as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.

Concentration of Credit Risk

The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s hospitals and affiliated outpatient facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s markets and non-governmental third-party payors, Medicare receivables are a significant concentration of credit risk. Accounts

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

receivable, net of contractual adjustments, from Medicare were $51.7 million and $58.2 million, or 18.2% and 18.0% of total patient accounts receivable as of September 30, 2019 and December 31, 2018, respectively. Additionally, the Company believes Illinois Medicaid represents a significant concentration of credit risk to the Company due to the fiscal problems in the state of Illinois that affect the timing and extent of payments due to providers, which are administered by the state of Illinois under the Medicaid program. The Company’s accounts receivable, net of contractual adjustments, from Illinois Medicaid were $20.1 million and $24.5 million, or 7.1% and 7.6% of total patient accounts receivable as of September 30, 2019 and December 31, 2018, respectively. The Company also believes California state supplemental program receivables represent a significant concentration of credit risk due to the timing and extent of the receivables. The Company’s state supplemental program receivables from California Medicaid were $5.2 million and $37.8 million, or 19.8% and 59.6% of total due from third-party payors, as of September 30, 2019 and December 31, 2018, respectively. The decline in the program receivables from California Medicaid are due to the sale of Watsonville Community Hospital on September 30, 2019. See Note 3 — Divestitures for additional information on the sale of Watsonville Community Hospital.

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

The following table provides a summary of the states in which the Company generates more than 5% of its total net patient revenues as determined in the most recent period (dollars in thousands):

	Number of	Nine Months Ended September 30,
	Hospitals at	2019		2018
	September 30, 2019	$ Amount	% of Total	$ Amount	% of Total

Illinois	7	$496,671	39.8%	$554,909	41.0%
Oregon	1	178,442	14.3%	172,319	12.7%
California	1	126,892	10.2%	136,357	10.1%
Kentucky	3	84,835	6.8%	87,935	6.5%

Other Operating Expenses

The following table provides a summary of the major components of other operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Purchased services	$41,975	$37,955	$121,399	$116,537
Taxes and insurance	27,251	33,631	62,861	100,313
Medical specialist fees	25,428	26,078	76,652	79,459
Transition services agreements	11,554	14,101	26,580	43,284
Repairs and maintenance	9,188	8,962	28,041	27,659
Utilities	6,420	6,559	16,961	18,274
Other miscellaneous operating expenses	17,855	16,430	50,920	55,384
Total other operating expenses	$139,671	$143,716	$383,414	$440,910

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

General and Administrative Costs

Substantially all of the Company’s operating costs and expenses are “cost of revenues” items. Operating expenses that could be classified as general and administrative by the Company are costs related to corporate office functions, including, but not limited to tax, treasury, audit, risk management, legal and human resources. These costs are primarily salaries and benefits expenses associated with these corporate office functions. General and administrative costs of the Company were $13.7 million and $14.2 million during the three months ended September 30, 2019 and 2018, respectively, and $35.7 million and $49.1 million during the nine months ended September 30, 2019 and 2018, respectively. General and administrative costs of the Company include executive severance costs at the corporate office of $1.3 million and $1.6 million during the three months ended September 30, 2019 and 2018, respectively, and $1.3 million and $6.2 million during the nine months ended September 30, 2019 and 2018, respectively.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs in the Company’s consolidated statements of income primarily include legal costs and related settlements, if any, associated with arbitration, regulatory claims, government investigations into reimbursement payments, strategic iniatives and other litigation matters.

Loss (Gain) on Sale of Hospitals, Net

Loss (gain) on sale of hospitals, net is the loss (gain) incurred by the Company’s divestiture of hospitals and outpatient facilities. It is calculated as the difference between the consideration received from the sale and the carrying values of the associated net assets sold at the date of sale, less certain incremental direct selling costs.

Loss on Closure of Hospitals, Net

Loss on closure of hospitals, net relates to costs incurred by the Company for closure of hospitals and outpatient facilities, and includes severance, loss on disposal of property and equipment, write-down of assets, legal costs, contract termination fees and other costs incurred by the Company related to the closure.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Cloud Computing Costs

The Company is in the process of transitioning its information technology services from the IT TSA with CHS. As such, the Company has entered into various cloud computing arrangements related to the Company’s information technology infrastructure, such as financial reporting and budgeting, payroll, compliance and revenue management services. The Company capitalizes certain costs associated with cloud computing arrangements, including, among other items, employee compensation and related benefits and third party consulting costs that are part of the application development stage. These costs are included in other long-term assets on the consolidated balance sheet and are amortized over the period of the hosting service contract which is generally 5 years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. As of September 30, 2019, the Company has capitalized $1.5 million of implementation costs related to the implementation of cloud computing arrangements.

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

Other Long-Term Assets

Other long-term assets consist of the long-term portion of the receivables from CHS related to professional and general liability and workers’ compensation liability insurance reserves that were indemnified by CHS in connection with the Spin-off, as well as deferred compensation plan assets, notes receivable, deposits, investments in unconsolidated subsidiaries and other miscellaneous long-term assets.

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

Self-Insured Employee Health Benefits

The Company is self-insured for substantially all of the medical benefits of its employees. The Company maintains a liability for its current estimate of incurred but not reported employee health claims based on historical claims data provided by third-party administrators. The undiscounted reserve for self-insured employee health benefits was $8.2 million and $10.4 million as of September 30, 2019 and December 31, 2018, respectively, and is included in accrued salaries and benefits in the consolidated balance sheets. Expense each period is based on the actual claims received during the period plus the impact of any adjustment to the liability for incurred but not reported employee health claims.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to provide guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is accounted for as a service contract. This ASU requires entities to account for such costs consistent with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The ASU is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU No. 2018-15 on January 1, 2019 on a prospective basis. There was no material impact on the Company’s consolidated financial position and results of operations as a result of adoption of ASU No. 2018-15 as of January 1, 2019. As of September 30, 2019, the Company has capitalized $1.5 million of implementation costs related to the implementation of cloud computing arrangements which are included in other long-term

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

assets on the consolidated balance sheet. As the Company’s transitions from the TSAs with CHS, the Company will incur additional material costs associated with cloud computing arrangements.

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

NOTE 2 – IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

2019 Impairment

During the three months ended September 30, 2019, the Company evaluated the fair value of hospitals intended for divestiture. In connection with this evaluation, the Company recognized long-lived asset impairment of $8.0 million during the three months ended September 30, 2019, which consisted of $7.4 million of property and equipment and $0.6 million of capitalized software costs.

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

NOTE 3 –DIVESTITURES

Watsonville Community Hospital

On September 30, 2019, the Company sold 106-bed Watsonville Community Hospital and its affiliated entities (“Watsonville”), located in Watsonville, California, for proceeds of $46.0 million. Total proceeds include a $5.0 million note receivable which is included in other long-term assets on the consolidated balance sheet. For the three months ended September 30, 2019 and 2018, the Company’s operating results included pre-tax income (losses) of $(7.9) million and $3.3 million, respectively, related to Watsonville, and pre-tax income (losses) of $(10.3) million and $2.0 million for the nine months ended September 30, 2019 and 2018, respectively. In addition to the above, the Company recorded a $1.1 million loss on sale of Watsonville in the nine months ended September 30, 2019.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

MetroSouth Medical Center

On September 30, 2019, the Company ceased operations at 314-bed MetroSouth Medical Center and its affiliated entities (“MetroSouth”), located in Blue Island, Illinois. For the three months ended September 30, 2019 and 2018, the Company’s operating results included pre-tax losses of $22.6 million and $3.9 million, respectively, related to MetroSouth, and pre-tax losses of $25.8 million and $5.7 million for the nine months ended September 30, 2019 and 2018, respectively. Included in the pre-tax loss for the nine months ended September 30, 2019 was $18.4 million of closure costs related to the closure of MetroSouth. These costs include $11.8 million of non-cash losses associated with the disposal or write down of assets that have no future value to the Company, $4.7 million of severance and salary continuation costs and $1.9 million of other costs and fees related to the termination of contracts and other miscellaneous costs. The Company anticipates that in the remainder of 2019 it will incur costs, beyond those already incurred, of approximately $3.0 million to $5.0 million. In addition, beyond 2019, the Company is obligated to maintain patient health records for approximately 25 years with an estimated annual cost of $0.2 million and may incur additional costs to maintain the existing facilities until such time the facility is sold with an estimated annual cost of $1.0 million.

Scenic Mountain Medical Center

On April 12, 2019, the Company sold 146-bed Scenic Mountain Medical Center and its affiliated entities (“Scenic Mountain”), located in Big Spring, Texas, for proceeds of $11.7 million. For the three months ended September 30, 2019 and 2018, the Company’s operating results included pre-tax losses of $2.3 million and $1.4 million, respectively, related to Scenic Mountain, and pre-tax losses of $6.4 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively. In addition to the above, the Company recorded a $1.1 million loss on sale of Scenic Mountain in the nine months ended September 30, 2019, which includes a write-off of allocated goodwill of $3.3 million.

NOTE 4 – PROPERTY AND EQUIPMENT

The following table provides a summary of the components of property and equipment (in thousands):

	September 30,	December 31,
	2019	2018

Property and equipment, at cost:
Land and improvements	$41,636	$49,637
Building and improvements	637,111	723,345
Equipment and fixtures	433,439	498,139
Construction in progress	9,188	16,208
Total property and equipment, at cost	1,121,374	1,287,329
Less: Accumulated depreciation and amortization	(635,879)	(727,891)
Total property and equipment, net	$485,495	$559,438

Depreciation expense was $10.9 million and $12.4 million for the three months ended September 30, 2019 and 2018, respectively, and $32.1 million and $37.6 million for the nine months ended September 30, 2019 and 2018, respectively. See Note 5 — Goodwill and Intangible Assets for information on amortization expense recorded for property and equipment held under finance lease obligations. See Note 7 — Leases for information on ROU assets held under finance lease obligations.

Purchases of property and equipment accrued in accounts payable were $4.8 million and $4.9 million as of September 30, 2019 and December 31, 2018, respectively.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table provides a summary of changes in goodwill (in thousands):

Nine Months Ended
September 30, 2019

Balance at beginning of period	$401,073
Acquisitions	418
Divestitures	(3,300)
Impairment	(6,490)
Balance at end of period	$391,701

Goodwill related to the Company’s hospital operations reporting unit was $358.3 million and $367.8 million as of September 30, 2019 and December 31, 2018, respectively. Goodwill related to the hospital management advisory and healthcare consulting services reporting unit was $33.3 million at both September 30, 2019 and December 31, 2018. Total accumulated goodwill impairment losses were $133.5 million and $126.9 million as of September 30, 2019 and December 31, 2018, respectively.

Intangible Assets

The following table provides a summary of the components of intangible assets (in thousands):

	September 30, 2019
		Accumulated	Net Book
	Cost	Amortization	Value

Finite-lived intangible assets:
Capitalized software costs	$140,361	$(104,793)	$35,568
Physician guarantee contracts	3,269	(1,468)	1,801
Other finite-lived intangible assets	43,212	(37,900)	5,312
Total finite-lived intangible assets, net	186,842	(144,161)	42,681
Indefinite-lives intangible assets:
Tradenames	4,000	—	4,000
Licenses and other indefinite-lived intangible assets	1,126	—	1,126
Total indefinite-lived intangible assets	5,126	—	5,126
Total intangible assets	$191,968	$(144,161)	$47,807

	December 31, 2018
		Accumulated	Net Book
	Cost	Amortization	Value

Finite-lived intangible assets:
Capitalized software costs	$145,795	$(111,658)	$34,137
Physician guarantee contracts	5,008	(2,679)	2,329
Other finite-lived intangible assets	43,221	(36,512)	6,709
Total finite-lived intangible assets, net	194,024	(150,849)	43,175
Indefinite-lives intangible assets:
Tradenames	4,000	—	4,000
Licenses and other indefinite-lived intangible assets	1,114	—	1,114
Total indefinite-lived intangible assets	5,114	—	5,114
Total intangible assets	$199,138	$(150,849)	$48,289

As of September 30, 2019, the Company had $10.6 million of capitalized software costs that are currently in the development stage. Amortization of these costs will begin once the software projects are complete and ready for their intended use.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Amortization Expense

The following table provides a summary of the components of amortization expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Amortization of finite-lived intangible assets:
Capitalized software costs	$2,540	$2,416	$6,861	$8,515
Physician guarantee contracts	351	497	1,397	1,942
Other finite-lived intangible assets	471	508	1,415	1,522
Total amortization expense related to finite-lived intangible assets	3,362	3,421	9,673	11,979
Amortization of leasehold improvements and property and equipment assets held under finance lease obligations	777	792	2,346	2,468
Total amortization expense	$4,139	$4,213	$12,019	$14,447

As of September 30, 2019, the weighted-average remaining amortization period of the Company’s intangible assets subject to amortization, except for capitalized software costs and physician guarantee contracts, was approximately 2.8 years.

NOTE 6 – LONG-TERM DEBT

The following table provides a summary of the components of long-term debt (in thousands):

	September 30,	December 31,
	2019	2018

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$—
Term Loan Facility, maturing 2022	777,686	790,751
ABL Credit Facility, maturing 2021	25,000	14,000
Senior Notes, maturing 2023	400,000	400,000
Unamortized debt issuance costs and discounts	(28,665)	(35,537)
Finance lease obligations	22,574	23,386
Other debt	458	874
Total debt	1,197,053	1,193,474
Less: Current maturities of long-term debt	(1,646)	(1,697)
Total long-term debt	$1,195,407	$1,191,777

Senior Credit Facility

In connection with the Spin-off, on April 29, 2016, the Company entered into the CS Agreement. On April 11, 2017, the Company executed an agreement with its Senior Credit Facility lenders to amend certain provisions of its Senior Credit Facility (the “CS Amendment”), as described below. On March 14, 2018, the Company executed a second agreement with its Senior Credit Facility lenders to amend certain provisions of its Senior Credit Facility (the “CS Second Amendment”), as described below.

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

The CS Agreement contains customary covenants, including a maximum permitted Secured Net Leverage Ratio, as determined based on 12 month trailing Consolidated EBITDA, as defined in the CS Agreement. On April 11, 2017, the Company executed the CS Amendment with its Senior Credit Facility lenders to amend the calculation of the Secured Net Leverage Ratio beginning July 1, 2017

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

through maturity, among other provisions. In addition, the CS Amendment raised the minimum Secured Net Leverage Ratio required for the Company to remain in compliance for certain periods, and also changed the calculation of compliance for specified periods. The CS Second Amendment, which was executed on March 14, 2018, amended the Secured Net Leverage Ratio for the period July 1, 2017 through maturity. As of September 30, 2019, the Company had a Secured Net Leverage Ratio of 4.49 to 1.00 implying additional borrowing capacity of $89.6 million as of September 30, 2019.

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

Prior to the CS Amendment, interest under the Term Loan Facility accrued, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%. Following the CS Amendment, interest under the Term Loan Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. The effective interest rate on the Term Loan Facility was 9.50% as of September 30, 2019. Interest on outstanding borrowings under the Revolving Credit Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS Amendment and the CS Second Amendment.

Borrowings from the Revolving Credit Facility are used for working capital and general corporate purposes. As of September 30, 2019, the Company had no borrowings outstanding on the Revolving Credit Facility and had $15.2 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation liability insurance as security for the payment of claims. As of September 30, 2019, the Company had borrowing capacity under its Revolving Credit Facility of $47.3 million subject to the restraint of the overall borrowing capacity calculated by the Secured Net Leverage Ratio.

ABL Credit Facility

In connection with the Spin-off, on April 29, 2016, the Company entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among the Company, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. On April 11, 2017, we executed an amendment to the UBS Agreement with its lender party thereto, which aligned the provisions of the UBS Agreement with the CS Amendment. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). The available borrowings from the ABL Credit Facility, which are based on eligible patient accounts receivable, are used for working capital and general corporate purposes. As of September 30, 2019, the Company had $25.0 million of borrowings outstanding on the ABL Credit Facility and borrowing capacity of $77.0 million subject to the restraint of the overall borrowing capacity calculated by the Secured Net Leverage Ratio.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Senior Notes

On April 22, 2016, QHC issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations of the Company guaranteed on a senior basis by certain of the Company’s subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months. The effective interest rate on the Senior Notes was 12.49% as of September 30, 2019.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the redemption periods and prices related to the Senior Notes:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

The following table provides a summary of unamortized debt issuance costs and discounts (in thousands):

	September 30,	December 31,
	2019	2018

Debt issuance costs	$34,533	$34,533
Debt discounts	24,536	24,536
Total debt issuance costs and discounts at origination	59,069	59,069
Less: Amortization of debt issuance costs and discounts	(30,404)	(23,532)
Total unamortized debt issuance costs and discounts	$28,665	$35,537

Finance Lease Obligations and Other Debt

The Company’s debt arising from finance lease obligations primarily relates to its corporate office in Brentwood, Tennessee. As of September 30, 2019 and December 31, 2018, this finance lease obligation was $16.5 million and $17.2 million, respectively. The remainder of the Company’s finance lease obligations relate to property and equipment at its hospitals and corporate office. Other debt consists of physician loans and miscellaneous notes payable to banks.

Debt Maturities

The following table provides a summary of debt maturities for the next five years and thereafter (in thousands):

September 30, 2019

Remainder of 2019	$413
2020	1,641
2021	26,629
2022	779,133
2023	401,348
Thereafter	16,554
Total debt, excluding unamortized debt issuance costs and discounts	$1,225,718

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Interest Expense, Net

The following table provides a summary of the components of interest expense, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Senior Credit Facility:
Revolving Credit Facility	$61	$63	$183	$205
Term Loan Facility	18,031	18,121	54,589	53,174
ABL Credit Facility	612	276	1,659	1,115
Senior Notes	11,626	11,626	34,878	34,865
Amortization of debt issuance costs and discounts	2,229	2,079	6,872	7,249
All other interest expense (income), net	497	285	723	(1,301)
Total interest expense, net	$33,056	$32,450	$98,904	$95,307

NOTE 7 – LEASES

The Company has operating and finance leases for its corporate office, certain of its hospitals, medical office buildings, medical equipment and office equipment.

The following table provides a summary of the components of lease costs and rent (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019

Operating lease costs:
Operating lease cost	$8,838	$27,040
Variable lease cost	655	1,954
Short-term rent expense	1,628	5,285
Total operating lease costs	$11,121	$34,279

Finance lease costs:
Amortization of right-of-use assets	$389	$1,167
Interest on lease liabilities	380	1,138
Total finance lease costs	$769	$2,305

The following table provides supplemental balance sheet information related to finance leases (in thousands):

	Balance Sheet Classification	September 30, 2019

Finance Leases:
Finance lease ROU assets	Property and equipment	$29,358
Accumulated amortization	Accumulated depreciation and amortization	6,922
Current finance lease liabilities	Current maturities of long-term debt	1,369
Long-term finance lease liabilities	Long-term debt	21,205

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides supplemental cash flow information related to leases (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,828	$27,060
Operating cash flows from finance leases	329	992
Financing cash flows from finance leases	327	1,011

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,084	$10,710
Finance leases	120	199

The following table provides the weighted-average lease terms and discount rates used for the Company’s operating and finance leases:

September 30, 2019

Weighted-average remaining lease term (years):
Operating leases	5.0
Finance leases	7.4

Weighted-average discount rate:
Operating leases	10.3%
Finance leases	6.2%

The following table provides a summary of lease liability maturities for the next five years and thereafter (in thousands):

	Operating	Finance
	Leases	Leases

Remainder of 2019	$7,424	$659
2020	30,611	2,645
2021	21,412	2,670
2022	13,400	2,367
2023	7,914	6,997
Thereafter	24,901	13,723
Total lease payments	105,662	29,061
Less: Imputed interest	(24,481)	(6,487)
Total lease obligations	81,181	22,574
Less: Current portion	(24,835)	(1,369)
Total long-term lease obligations	$56,346	$21,205

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As previously disclosed in the Company’s 2018 Annual Report on Form 10-K, which followed the lease accounting standard prior to the adoption of ASC Topic 842 (ASC Topic 840), future commitments related to non-cancellable operating and capital leases for each for the next five years and thereafter as of December 31, 2018 were as follows (in thousands):

	Operating	Finance
	Leases (1)	Leases

2019	$34,885	$2,549
2020	29,609	2,587
2021	20,098	2,625
2022	12,932	2,328
2023	7,588	6,974
Thereafter	26,469	13,716
Total minimum future payments obligations	$131,581	30,779
Less: Imputed interest		(7,393)
Total capital lease obligations		23,386
Less: Current portion of capital lease obligations		(1,304)
Total long-term capital lease obligations		$22,082
(1)	Minimum lease payment obligations have not been reduced by minimum sublease rentals due in the future of $0.8 million.

NOTE 8 – OTHER LONG-TERM ASSETS AND OTHER LONG-TERM LIABILITIES

The following table provides a summary of the components of other long-term assets (in thousands):

	September 30,	December 31,
	2019	2018

Receivable for professional and general liability insurance reserves indemnified by CHS	$22,678	$34,535
Assets of deferred compensation plan	15,397	14,980
Receivable for workers' compensation liability insurance reserves indemnified by CHS	11,223	12,118
Notes receivable	5,487	501
Other miscellaneous long-term assets	15,414	12,172
Total other long-term assets	$70,199	$74,306

The following table provides a summary of the components of other long-term liabilities (in thousands):

	September 30,	December 31,
	2019	2018

Professional and general liability insurance reserves	$48,583	$82,828
Workers' compensation liability insurance reserves	15,611	16,819
Benefit plan liabilities	20,453	22,712
Software license liabilities	5,936	—
Other miscellaneous long-term liabilities	2,871	4,140
Total other long-term liabilities	$93,454	$126,499

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

The Company recorded impairment related to long-lived assets and goodwill during the three and nine months ended September 30, 2019 and 2018. See Note 2 — Impairment of Long-Lived Assets and Goodwill for additional information on these impairments.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The following table provides a summary of the carrying amounts and estimated fair values of the Company’s long-term debt (in thousands):

	September 30, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Revolving Credit Facility	$—	$—	$—	$—
Term Loan Facility	777,686	766,511	790,751	784,821
ABL Credit Facility	25,000	25,000	14,000	14,000
Senior Notes	400,000	363,780	400,000	382,984
Other debt	23,032	23,032	24,260	24,260
Total debt, excluding unamortized debt issuance costs and discounts	$1,225,718	$1,178,323	$1,229,011	$1,206,065

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

Shares of preferred stock, none of which were outstanding as of September 30, 2019 or December 31, 2018, may be issued in one or more series having such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors, subject to limitations prescribed by Delaware law and by the Company’s amended and restated certificate of incorporation.

As of September 30, 2019 and December 31, 2018, the Company had 32,908,366 shares and 31,521,398 shares, respectively, of common stock issued and outstanding. Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters for which stockholders may vote. Holders of the Company’s common stock do not have cumulative voting rights in the election of directors. There are no preemptive rights, conversion, redemption or sinking fund provisions applicable to the common stock. In the event of liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in the assets available for distribution. Delaware law prohibits the Company from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, the Company’s Credit Agreements and the Indenture impose restrictions on its ability to pay dividends.

NOTE 11 – INCOME TAXES

The Company and its subsidiaries are subject to U.S. federal income tax and income tax of multiple state and local jurisdictions. The Company provides for income taxes based on the enacted tax laws and rates in jurisdictions in which it conducts its operations.

On December 22, 2017, the Tax Act was signed into law, resulting in significant changes from previous law. The most notable change was a reduction of the U.S. corporate income tax rate from 35% to 21% for corporations effective January 1, 2018. The Tax

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Act also provides for other changes which include limitations on the deductibility of interest expense, an increased limitation on the deductibility of executive compensation, and acceleration of depreciation for certain assets placed in service after September 27, 2017. As permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company recorded provisional estimates in its 2017 financial statements for the effects of the Tax Act. The Company recorded a total income tax benefit of $24.0 million as of December 31, 2017 for the estimated impact of the Tax Act using current available information and technical guidance on the interpretations of the Tax Act. The total tax benefit of $24.0 million was comprised of a tax benefit of $10.9 million from the reduction of the Company’s net deferred tax liabilities measured at the new 21% tax rate, and a $13.1 million tax benefit for the reduction in valuation allowance attributable to the net realizability of deferred tax assets. The Company completed its analysis of the Tax Act during 2018 and has included its effects in the consolidated financial statements. Adjustments made during 2018 for the finalization of our analysis were not material to the Company’s consolidated financial statements.

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

The Company’s effective tax rates were (0.2)% and 2.0% for the three months ended September 30, 2019 and 2018, respectively, and (0.3)% and 0.6% for the nine months ended September 30, 2019 and 2018, respectively. The Company’s deferred income tax liabilities, net were $7.0 million as of September 30, 2019, compared to $6.7 million as of December 31, 2018, a $0.3 million increase. This increase was a result of an increase in deferred tax liabilities during the period due to tax deductible amortization on indefinite-lived intangibles including goodwill and the reclassification of refundable alternative minimum tax (“AMT”) credit, net of book impairments and disposals of certain indefinite-lived intangible assets.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records income tax benefits for all tax years subject to examination based on management’s evaluation of the facts, circumstances, and information available at the reporting date. The Company is not aware of any unrecognized income tax benefits; therefore, it has not recorded any such amounts for the three and nine months ended September 30, 2019 and 2018.

NOTE 12 – EARNINGS PER SHARE

The following table provides a summary of the computation of basic and diluted earnings (loss) per share (in thousands, except earnings per share and shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Numerator:
Net income (loss)	$(75,192)	$(53,886)	$(130,275)	$(178,314)
Less: Net income (loss) attributable to noncontrolling interests	736	54	1,532	1,200
Net income (loss) attributable to Quorum Health Corporation	$(75,928)	$(53,940)	$(131,807)	$(179,514)
Denominator:
Weighted-average shares outstanding - basic and diluted	30,178,229	29,215,823	29,875,196	28,891,363

Earnings (loss) per share attributable to Quorum Health Corporation stockholders - basic and diluted	$(2.52)	$(1.85)	$(4.41)	$(6.21)

Due to the net losses attributable to Quorum Health Corporation in the three and nine months ended September 30, 2019 and 2018, no incremental shares were included in diluted earnings (loss) per share for these periods because the net effect of the shares would be anti-dilutive.

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

The following tables provide a summary of financial information related to the Company’s reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net operating revenues:
Hospital operations	$404,101	$442,802	$1,256,872	$1,363,628
QHR operations	15,711	16,937	45,742	55,145
All other	88	768	2,261	1,186
Total net operating revenues	$419,900	$460,507	$1,304,875	$1,419,959

Adjusted EBITDA:
Hospital operations	$18,261	$39,137	$88,338	$109,455
QHR operations	5,310	4,715	13,517	13,518
All other	(9,883)	(9,710)	(34,107)	(34,088)
Total Adjusted EBITDA	$13,688	$34,142	$67,748	$88,885

	September 30,	December 31,
	2019	2018

Assets:
Hospital operations	$1,342,939	$1,453,693
QHR operations	52,465	55,823
All other	126,364	64,578
Total assets	$1,521,768	$1,574,094

The following table provides a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income (loss)	$(75,192)	$(53,886)	$(130,275)	$(178,314)
Interest expense, net	33,056	32,450	98,904	95,307
Provision for (benefit from) income taxes	137	(1,074)	386	(1,162)
Depreciation and amortization	15,028	16,612	44,167	52,015
EBITDA	(26,971)	(5,898)	13,182	(32,154)
Legal, professional and settlement costs	5,191	1,519	6,480	10,349
Impairment of long-lived assets and goodwill	8,010	32,438	42,820	72,198
Loss (gain) on sale of hospitals, net	1,206	805	2,346	8,927
Loss on closure of hospitals, net	18,414	1,111	18,414	18,195
Transition of transition services agreements	6,445	2,445	8,421	3,682
Change in actuarial estimates	—	—	(26,880)	—
Headcount reductions and executive severance	1,393	1,722	2,965	7,688
Adjusted EBITDA	$13,688	$34,142	$67,748	$88,885

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

As defined in the Separation and Distribution Agreement, QHC and CHS employees who held CHS restricted stock awards on April 22, 2016 (the “Record Date”) received QHC restricted stock awards for the number of whole shares, rounded down, of QHC common stock that they would have received as a shareholder of CHS as if the underlying CHS stock were unrestricted on the Record Date, except, that with respect to a portion of CHS restricted stock awards granted to any QHC employees on March 1, 2016 that were cancelled and forfeited on the Spin-off date. The QHC restricted stock awards received by QHC and CHS employees in connection with the Spin-off vest on the same terms as the CHS restricted stock awards to which they relate, through the continued service by such employees with their respective employer. CHS restricted stock awards were adjusted by increasing the number of shares of CHS stock subject to restricted stock awards by an amount of whole shares, rounded down, necessary to preserve the intrinsic value of such awards at the Spin-off date. QHC did not issue any stock options as part of the distribution of shares to holders of CHS stock options in connection with the Spin-off.

The following table provides a summary of the activity related to unvested QHC restricted stock awards held by QHC and CHS employees during the nine months ended September 30, 2019 that were distributed in the Spin-off (in shares):

QHC Awards Distributed in Spin-off

Unvested restricted stock awards at December 31, 2018	80,350
Vested	(61,150)
Forfeited	(19,200)
Unvested restricted stock awards at September 30, 2019	—

The following table provides a summary of the activity related to unvested restricted stock awards during the nine months ended September 30, 2019 that were granted to QHC employees subsequent to the Spin-off:

	QHC Awards Granted
	Subsequent to Spin-off
		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	Per Share

Unvested restricted stock awards at December 31, 2018	2,207,117	$7.04
Granted	1,689,346	1.76
Vested	(889,892)	7.72
Forfeited	(283,178)	8.53
Unvested restricted stock awards at September 30, 2019	2,723,393	$3.39

During the nine months ended September 30, 2019, the Company granted 125,000 performance-based restricted stock awards to certain of its executive officers. If the performance-based objectives are attained in accordance with the targets set forth in the performance-based restricted stock award agreements, the restrictions on the restricted stock awards will lapse on February 14, 2021. In addition, the Company granted 1,260,000 time-based restricted stock awards to certain of its executive officers and other employees in which the restrictions will lapse in equal installments on each of the first three anniversaries of February 14, 2019. In addition, the

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Company granted 304,346 time-based restricted stock or restricted stock unit awards to its non-employee directors in which the restrictions will lapse on February 14, 2020.

The following table provides a summary of stock-based compensation expense for the periods subsequent to the Spin-off (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Stock-based compensation resulting from the Spin-off	$—	$—	$—	$372
Stock-based compensation related to grants following the Spin-off	1,744	2,766	4,708	7,614
Total stock-based compensation expense	$1,744	$2,766	$4,708	$7,986

Stock-based compensation expense is recognized as a component of salaries and benefits expenses in the consolidated statements of income. As of September 30, 2019, the Company had unrecognized stock-based compensation expense of $5.8 million related to restricted stock awards.

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

Defined Contribution Plans

The Quorum Health Retirement Savings Plan (the “Retirement Savings Plan”) is a defined contribution plan, which was established on January 1, 2016 by CHS in anticipation of the Spin-off. Prior to the Spin-off, the cumulative liability for these benefit costs was recorded in Due to Parent, net. The assets and liabilities under this plan were transferred to QHC in connection with the Spin-off. The Retirement Savings Plan covers the majority of the employees at the Company’s subsidiaries. The Company has other minor defined contribution plans at certain of its hospitals that cover employees under the terms of these individual plans. Total expenses to the Company under all defined contribution plans were $0.5 million and $3.8 million for the three months ended September 30, 2019 and 2018, respectively, and $1.3 million and $8.1 million for the nine months ended September 30, 2019 and 2018, respectively. The benefit costs associated with these defined contribution plans are recorded as salaries and benefits expenses in the consolidated statements of income.

Deferred Compensation Plans

On August 18, 2016, the Compensation Committee of the Board of Directors adopted the Executive Nonqualified Excess Plan Adoption Agreement (the “Adoption Agreement”) and the Executive Nonqualified Excess Plan Document (the “Plan Document”), that together, the Adoption Agreement names as the QHCCS, LLC Nonqualified Deferred Compensation Plan (the “NQDCP”). The NQDCP is an unfunded, nonqualified deferred compensation plan that provides deferred compensation benefits for a select group of management, highly compensated employees and independent contractors of the Company’s wholly-owned subsidiary, QHCCS, LLC, a Delaware limited liability company (“QHCCS”), including the Company’s named executive officers. The NQDCP permits participants to defer a portion of their annual base salary, service bonus and performance-based compensation, as well as up to 100% of their incentive compensation in any calendar year. In addition to participant deferrals, QHCCS, and/or its affiliates may make discretionary credits to participants’ accounts for any year. As of September 30, 2019, the assets and liabilities under this plan were $15.4 million and $16.7 million, respectively. As of December 31, 2018, the assets and liabilities under this plan were $15.0 million and $16.2 million, respectively. The assets and liabilities under this plan are included in other long-term assets and other long-term liabilities, respectively, in the consolidated balance sheet.

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

On May 24, 2016, the Board approved the Company’s Amended and Restated Supplemental Executive Retirement Plan (the “Amended and Restated SERP”), in order to accrue additional benefits with respect to QHC Employees who otherwise qualify as “Participants” under the Amended and Restated SERP. The Amended and Restated SERP is a noncontributory non-qualified deferred compensation plan under Section 409A of the Internal Revenue Code. The benefit costs under the Amended and Restated SERP were $0.2 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $0.7 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively, and are included in salaries and benefits expenses in the consolidated statements of income.

The long-term portion of the benefit liability for the Amended and Restated SERP was $3.7 million and $3.1 million as of September 30, 2019 and December 31, 2018, respectively, and is included in other long-term liabilities in the consolidated balance sheets. There was no current portion of the benefit liability as of September 30, 2019 and December 31, 2018.

Director’s Fees Deferral Plan

On September 16, 2016, the Board adopted the Quorum Health Corporation Director’s Fees Deferral Plan (the “Director’s Plan”). Pursuant to the Director’s Plan, members of the Board may elect to defer and accumulate fees and stock units, including retainer fees and fees for attendance at Board meetings and Board committees. Under this plan, a director may elect that all or any specified portion of the director’s fees to be earned during a calendar year be credited to a director’s cash account and/or a director’s stock unit account maintained on the individual director’s behalf in lieu of payment. Payment of amounts credited to a director’s cash account and stock unit account will be made upon a payment commencement event, as defined in the Director’s Plan, in accordance with the payment method elected by each director, either in lump sum or in a number of annual installments, not to exceed 15 installments. The Director’s Plan covers directors of the Board not employed by the Company or any of its subsidiaries. Pursuant to the Director’s Plan, the Company registered and made available for issuance under the Director’s Plan a maximum of 150,000 shares of QHC common stock. On February 14, 2019, the Board adopted the Quorum Health Corporation Amended and Restated Director’s Fees Deferral Plan to allow directors to defer and accumulate the equity portion of their director compensation to a restricted stock unit account. As of September 30, 2019, 93,409 restricted stock units have been accrued under the Director’s Plan in lieu of director cash compensation.

Defined Benefit Pension Plan

The Company provides benefits to employees at one of its hospitals through a defined benefit plan (the “Pension Plan”). The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are made by the Company in accordance with the minimum funding requirements of ERISA. Benefit costs related to the Pension Plan were $0.1 million for both the three months ended September 30, 2019 and 2018 and $0.2 million for both the nine months ended September 30, 2019 and 2018. The Company recognizes the unfunded liability of the Pension Plan in other long-term liabilities in the consolidated balance sheets. Unrecognized gains (losses) and prior service credits (costs) are recorded as other comprehensive income (loss). Effective September 30, 2019, the Pension Plan’s accrued benefit liability was transferred to the new owners as part of the sale of Watsonville. Therefore, there was no accrued benefit liability for the Pension Plan as of September 30, 2019. The accrued benefit liability for the Pension Plan was $1.2 million at December 31, 2018.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the major provisions of the transition services agreements follows:

•

Shared Service Centers Transition Services Agreement. This agreement defined services to be provided by CHS related to billing and collections utilizing CHS shared services centers. Services included, but were not limited to, billing and receivables management, statement processing, denials management, cash posting, patient customer service, and credit balance and other account research. In addition, it provided for patient pre-arrival services, including pre-registration, insurance verification, scheduling and charge estimates. Fees were based on a percentage of cash collections each month. Effective October 1, 2019, by mutual agreement of both companies, each of the parties’ obligations under this transition services agreement to the other were terminated. The Company replaced the services provided by CHS with external service providers.

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

The total expenses recorded by the Company under the transition services agreements with CHS were $11.6 million and $14.1 million for the three months ended September 30, 2019 and 2018, respectively, and $26.6 million and $43.3 million for the nine months ended September 30, 2019 and 2018, respectively.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

•

R2 Investments, LDC v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller, Michael J. Culotta, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North, H. Mitchell Watson, Jr. and H. James Williams. On October 25, 2017, a shareholder filed an action in the Circuit Court of Williamson County, Tennessee against the Company, Thomas D. Miller, and Michael J. Culotta (the “Quorum Defendants”) and CHS and certain of its officers and directors. The complaint alleges that the defendants violated the Tennessee Securities Act and common law by, among other things, making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of the Company’s business, operations and financial condition. Plaintiff is seeking rescissionary, compensatory and punitive damages. On July 9, 2019, the Quorum Defendants reached a settlement in principle with Plaintiff that resolves the claims against the Quorum Defendants in their entirety in exchange for a confidential settlement payment that will be paid by the Quorum Defendants’ insurers. The settlement was finalized on August 16, 2019, and on August 21, 2019, the Court entered an Order dismissing the Quorum Defendants from the lawsuit with prejudice.

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

•

Mary Della-Maggiora, as an individual and on behalf of all others similarly situated, v. Watsonville Community Hospital, entity unknown, and DOES 1 through 50, inclusive (Superior Court of the State of California for the County of Santa Cruz). On January 22, 2018, Plaintiff filed a purported class action alleging violations of California Labor Code Section 226(a). On May 14, 2018, Plaintiff filed her Second Amended Class Action Complaint. The Second Amended Class Action Complaint contains two causes of action. The first cause of action is brought by Plaintiff in her individual capacity and as potential class representative for all other Watsonville Community Hospital employees for alleged violations of Labor Code Section 226(a), subsections (6), (8), and (9). The second cause of action is brought under the California Private Attorneys General Act of 2004 by Plaintiff in her individual capacity and as “appointed” representative of the State of California Labor and Workforce Development Agency, for alleged violations of Labor Code Section 226(a), subsection (9). Plaintiff generally alleges that the paystubs issued to Watsonville employees did not include all information required by California Labor Code Section 226(a). The case was settled between the parties on July 16, 2019. A hearing on Plaintiff’s motion for preliminary approval of the settlement is scheduled for November 12, 2019.

•

Nedal Alqalqili v. Hospital of Barstow, Inc., dba Barstow Community Hospital; Quorum Health Corp.; Carrie Howell, an individual; and DOES 1 through 10, inclusive (Superior Court of the State of California for the County of San Bernardino). On June 28, 2018, Plaintiff filed a complaint alleging discrimination, harassment, and retaliation arising from her employment with Hospital of Barstow, Inc. On October 17, 2018, Plaintiff filed a First Amended Complaint for Damages and Declaratory and Injunctive Relief for Employment Discrimination. The First Amended Complaint contains eleven claims for monetary relief as well as claims for declaratory and injunctive relief. In the First Amended Complaint Plaintiff

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

alleges claims for: interference, discrimination, and retaliation in violation of the California Family Rights Act, California Government Code Section 12945.2; national origin-based hostile work environment, religious creed-based hostile work environment, sex discrimination, national origin discrimination, religious creed discrimination, failure to prevent discrimination and harassment, retaliation in violation of the Fair Employment and Housing Act, California Government Code Section 12940, et seq.; and failure to timely provide employment records in violation of California Labor Code Section 1198.5. The matter was settled between the parties on a confidential basis on September 17, 2019.

•

Health Grid, LLC vs. QHCCS, LLC. Complaint filed by Health Grid, LLC, on August 8, 2019 in the Chancery Court of Williamson County, Tennessee, alleging claims of breach of contract, quantum meruit and unjust enrichment against QHCCS for technology services allegedly performed by Health Grid pursuant to a contract. The Complaint seeks $2,240,000 plus pre judgment interest and costs. QHCCS answered the Complaint on September 30, 2019 and asserted defenses and counterclaims for breach of contract and negligent misrepresentation against Health Grid, asserting not more than $15 million in damages related to its counterclaim, plus certain fees and costs. While the litigation is in early stages, the Company believes Health Grid’s claims to be without merit, and intends to vigorously defend against the claims, and vigorously pursue the Company’s counterclaims. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss. The Company is unable to reasonably estimate the amount or range of such possible loss because the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

U.S. ex rel Derek Lewis and Joey Neiman v. Community Health Systems, Inc., Medhost, Inc., et al. In June 2019, a number of Quorum hospitals were served with the Complaint in a qui tam suit in the United States District Court for the Middle District of Florida (Case No. 18-cv-20394). The allegations in the Amended Complaint generally relate to the hospitals’ use of certain software products licensed to them by co-defendant, Medhost, Inc. The qui tam plaintiffs allege that CHS and its then-affiliated hospitals violated the False Claims Act by submitting claims for Electronic Health Records (EHR) Meaningful Use incentive payments that they knew or should have known were false. Pursuant to the False Claims Act, the relators are seeking three times the amount of damages sustained by the United States, plus penalties up to $22,927 per false claim violation and attorneys’ fees. The conduct at issue appears to date primarily from the time period when the hospitals were affiliated with CHS. The United States declined to intervene in this qui tam lawsuit at the time of its unsealing in March 2019. On September 24, 2019, the Quorum hospitals along with other defendants moved to dismiss the complaint. That motion is currently in the process of being briefed by the parties. While the litigation is still at an early stage, the Company believes this matter is without merit and intends to vigorously defend this case. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss. The Company is unable to reasonably estimate the amount or range of such possible loss because the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of the Company’s insurance reserves related to professional and general liability and workers’ compensation liability, distinguished between those indemnified by CHS and those related to the Company’s own risks (in thousands):

	September 30, 2019
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$12,357	$22,678	$12,357	$22,678
All other self-insurance reserves	—	—	4,782	25,905
Total insurance reserves for professional and general liability	12,357	22,678	17,139	48,583
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	1,152	11,223	1,152	11,223
All other self-insurance reserves	—	—	1,886	4,388
Total insurance reserves for workers' compensation liability	1,152	11,223	3,038	15,611
Total self-insurance reserves	$13,509	$33,901	$20,177	$64,194

	December 31, 2018
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$20,200	$34,535	$20,200	$34,535
All other self-insurance reserves	—	—	5,195	48,293
Total insurance reserves for professional and general liability	20,200	34,535	25,395	82,828
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	1,412	12,118	1,412	12,118
All other self-insurance reserves	—	—	2,525	4,701
Total insurance reserves for workers' compensation liability	1,412	12,118	3,937	16,819
Total self-insurance reserves	$21,612	$46,653	$29,332	$99,647

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

The professional and general liability reserves as of September 30, 2019 included a reduction of $26.9 million related to prior periods resulting from the Company’s most recent actuarial analysis utilizing updated data through April 30, 2019. Factors contributing to the change in estimate include the use of valuation techniques that place more emphasis on the Company’s claims subsequent to the Spin-off compared to historical trends, as well as more reliance on industry trend factors. The reduction in the frequency and severity of the Company’s claims is the result of internal initiatives in the areas of patient safety, risk management, and claims management, as well as external factors such as tort reform in certain key states.

Construction and Capital Commitments

The Company has substantially completed construction of a new patient tower and expanded surgical capacity at McKenzie – Willamette Medical Center, its hospital in Springfield, Oregon. During the three months ended September 30, 2019, the Company did not incur costs related to this project. During the three months ended September 30, 2018, the Company incurred costs of $3.6 million related to this project. During the nine months ended September 30, 2019 and 2018, the Company incurred costs of $2.4 million and $14.3 million, respectively, related to this project. As of September 30, 2019, the Company has incurred a total of $103.2 million of costs for this project, of which $103.0 million has been placed into service as of September 30, 2019. The total estimated cost of this project, including equipment costs, is estimated to be approximately $105.0 million. The Company’s anticipated remaining costs on the project in 2019 are $1.8 million.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Commitments Related to Information Technology

The Company currently utilizes MEDHOST INC.’s (“Medhost”) software through its IT TSA with CHS. In connection with the Company’s planned transition from the Computer and Data Processing Transition Services Agreement (or “IT TSA”) with CHS, the Company entered into an agreement with Medhost to deploy Medhost’s Electronic Health Record management platform. This agreement includes software license and service fees. The implementation of the Medhost software is expected to be completed by the end of the first quarter of 2021. As of September 30, 2019, the Company has capitalized $10.3 million of costs related to the implementation of the Medhost software, which are included in intangible assets, net on the consolidated balance sheet. The total additional cost of this project, including software licenses and implementation fees, are estimated to be approximately $37.4 million.

In addition, the Company has entered into various cloud computing arrangements related to the transition of the Company’s information technology infrastructure, such as financial reporting and budgeting, payroll, compliance and revenue management services. As of September 30, 2019, the Company has capitalized $1.5 million of implementation costs related to these cloud computing arrangements, which are included in other long-term assets on the consolidated balance sheet. The total additional costs of these arrangements, including hosting and implementation fees, are estimated to be approximately $2.2 million.

The Company will incur additional costs to establish the remainder of its information technology systems which includes additional information technology infrastructure costs, among other things. As of September 30, 2019, the Company has capitalized $4.4 million of information technology infrastructure costs and estimates additional costs of contracts incurred to date to be approximately $13.8 million. The Company expects the transition from CHS to be completed by the end of the first quarter of 2021. Upon completion, the Company does not anticipate a significant change in its operating costs related to information technology.

NOTE 18 - SUBSEQUENT EVENTS

On September 11, 2019, the Company entered into an agreement with CHS to terminate the Shared Service Centers Transition Services Agreement, effective October 1, 2019. As part of this termination agreement, the Company agreed to pay an early termination fee of $1.7 million which was paid in September 2019 and wind down costs of approximately $2.6 million which will be paid in the fourth quarter of 2019. These services were replaced by R1 RCM and the Company believes that through this partnership, it will achieve cost savings and improve net patient revenues through improvements in operational effectiveness and efficiencies.

In October 2019, the Company utilized proceeds from divestitures to pay down $39.3 million of principal on the Company’s Term Loan Facility.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Income (Loss)

Three Months Ended September 30, 2019

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net operating revenues	$—	$309,686	$110,214	$—	$419,900
Operating costs and expenses:
Salaries and benefits	—	144,241	71,216	—	215,457
Supplies	—	31,244	16,574	—	47,818
Other operating expenses	98	113,909	25,664	—	139,671
Depreciation and amortization	—	11,268	3,760	—	15,028
Lease costs and rent	—	6,250	4,871	—	11,121
Electronic health records incentives	—	—	(17)	—	(17)
Legal, professional and settlement costs	—	5,174	17	—	5,191
Impairment of long-lived assets and goodwill	—	8,010	—	—	8,010
Loss (gain) on sale of hospitals, net	—	1,206	—	—	1,206
Loss on closure of hospitals, net	—	18,414	—	—	18,414
Total operating costs and expenses	98	339,716	122,085	—	461,899
Income (loss) from operations	(98)	(30,030)	(11,871)	—	(41,999)
Interest expense, net	32,531	541	(16)	—	33,056
Equity in earnings of affiliates	43,088	(2,753)	—	(40,335)	—
Income (loss) before income taxes	(75,717)	(27,818)	(11,855)	40,335	(75,055)
Provision for (benefit from) income taxes	211	(51)	(23)	—	137
Net income (loss)	(75,928)	(27,767)	(11,832)	40,335	(75,192)
Less: Net income (loss) attributable to noncontrolling interests	—	—	736	—	736
Net income (loss) attributable to Quorum Health Corporation	$(75,928)	$(27,767)	$(12,568)	$40,335	$(75,928)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Income (Loss)

Three Months Ended September 30, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net operating revenues	$—	$356,986	$103,521	$—	$460,507
Operating costs and expenses:
Salaries and benefits	—	154,547	71,690	—	226,237
Supplies	—	35,237	13,712	—	48,949
Other operating expenses	—	115,994	27,722	—	143,716
Depreciation and amortization	—	12,431	4,181	—	16,612
Rent	—	6,580	5,081	—	11,661
Electronic health records incentives	—	14	(45)	—	(31)
Legal, professional and settlement costs	—	1,399	120	—	1,519
Impairment of long-lived assets and goodwill	—	32,438	—	—	32,438
Loss (gain) on sale of hospitals, net	—	805	—	—	805
Loss on closure of hospitals, net	—	1,111	—	—	1,111
Total operating costs and expenses	—	360,556	122,461	—	483,017
Income (loss) from operations	—	(3,570)	(18,940)	—	(22,510)
Interest expense, net	32,204	245	1	—	32,450
Equity in earnings of affiliates	22,932	(2,483)	—	(20,449)	—
Income (loss) before income taxes	(55,136)	(1,332)	(18,941)	20,449	(54,960)
Provision for (benefit from) income taxes	(1,196)	8	114	—	(1,074)
Net income (loss)	(53,940)	(1,340)	(19,055)	20,449	(53,886)
Less: Net income (loss) attributable to noncontrolling interests	—	—	54	—	54
Net income (loss) attributable to Quorum Health Corporation	$(53,940)	$(1,340)	$(19,109)	$20,449	$(53,940)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Income (Loss)

Nine Months Ended September 30, 2019

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net operating revenues	$—	$984,133	$320,742	$—	$1,304,875
Operating costs and expenses:
Salaries and benefits	—	442,224	211,719	—	653,943
Supplies	—	101,532	47,873	—	149,405
Other operating expenses	114	314,673	68,627	—	383,414
Depreciation and amortization	—	33,803	10,364	—	44,167
Lease costs and rent	—	19,640	14,639	—	34,279
Electronic health records incentives	—	599	(7)	—	592
Legal, professional and settlement costs	—	6,388	92	—	6,480
Impairment of long-lived assets and goodwill	—	42,820	—	—	42,820
Loss (gain) on sale of hospitals, net	—	2,351	(5)	—	2,346
Loss on closure of hospitals, net	—	18,414	—	—	18,414
Total operating costs and expenses	114	982,444	353,302	—	1,335,860
Income (loss) from operations	(114)	1,689	(32,560)	—	(30,985)
Interest expense, net	98,195	800	(91)	—	98,904
Equity in earnings of affiliates	33,124	(5,838)	—	(27,286)	—
Income (loss) before income taxes	(131,433)	6,727	(32,469)	27,286	(129,889)
Provision for (benefit from) income taxes	374	132	(120)	—	386
Net income (loss)	(131,807)	6,595	(32,349)	27,286	(130,275)
Less: Net income (loss) attributable to noncontrolling interests	—	—	1,532	—	1,532
Net income (loss) attributable to Quorum Health Corporation	$(131,807)	$6,595	$(33,881)	$27,286	$(131,807)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Income (Loss)

Nine Months Ended September 30, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net operating revenues	$—	$1,091,781	$328,178	$—	$1,419,959
Operating costs and expenses:
Salaries and benefits	—	484,728	221,140	—	705,868
Supplies	—	114,678	46,054	—	160,732
Other operating expenses	1,897	355,090	83,923	—	440,910
Depreciation and amortization	—	40,956	11,059	—	52,015
Rent	—	20,464	15,087	—	35,551
Electronic health records incentives	—	(416)	(201)	—	(617)
Legal, professional and settlement costs	—	10,229	120	—	10,349
Impairment of long-lived assets and goodwill	—	70,398	1,800	—	72,198
Loss (gain) on sale of hospitals, net	—	8,933	(6)	—	8,927
Loss on closure of hospitals, net	—	18,195	—	—	18,195
Total operating costs and expenses	1,897	1,123,255	378,976	—	1,504,128
Income (loss) from operations	(1,897)	(31,474)	(50,798)	—	(84,169)
Interest expense, net	96,612	(1,303)	(2)	—	95,307
Equity in earnings of affiliates	81,849	38,348	—	(120,197)	—
Income (loss) before income taxes	(180,358)	(68,519)	(50,796)	120,197	(179,476)
Provision for (benefit from) income taxes	(844)	(412)	94	—	(1,162)
Net income (loss)	(179,514)	(68,107)	(50,890)	120,197	(178,314)
Less: Net income (loss) attributable to noncontrolling interests	—	—	1,200	—	1,200
Net income (loss) attributable to Quorum Health Corporation	$(179,514)	$(68,107)	$(52,090)	$120,197	$(179,514)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended September 30, 2019

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(75,928)	$(27,767)	$(11,832)	$40,335	$(75,192)
Amortization and recognition of unrecognized pension cost components, net of income taxes	49	49	—	(49)	49
Comprehensive income (loss)	(75,879)	(27,718)	(11,832)	40,286	(75,143)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	736	—	736
Comprehensive income (loss) attributable to Quorum Health Corporation	$(75,879)	$(27,718)	$(12,568)	$40,286	$(75,879)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended September 30, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(53,940)	$(1,340)	$(19,055)	$20,449	$(53,886)
Amortization and recognition of unrecognized pension cost components, net of income taxes	114	114	—	(114)	114
Comprehensive income (loss)	(53,826)	(1,226)	(19,055)	20,335	(53,772)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	54	—	54
Comprehensive income (loss) attributable to Quorum Health Corporation	$(53,826)	$(1,226)	$(19,109)	$20,335	$(53,826)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Nine Months Ended September 30, 2019

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(131,807)	$6,595	$(32,349)	$27,286	$(130,275)
Amortization and recognition of unrecognized pension cost components, net of income taxes	146	146	—	(146)	146
Comprehensive income (loss)	(131,661)	6,741	(32,349)	27,140	(130,129)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1,532	—	1,532
Comprehensive income (loss) attributable to Quorum Health Corporation	$(131,661)	$6,741	$(33,881)	$27,140	$(131,661)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Nine Months Ended September 30, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(179,514)	$(68,107)	$(50,890)	$120,197	$(178,314)
Amortization and recognition of unrecognized pension cost components, net of income taxes	39	39	—	(39)	39
Comprehensive income (loss)	(179,475)	(68,068)	(50,890)	120,158	(178,275)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1,200	—	1,200
Comprehensive income (loss) attributable to Quorum Health Corporation	$(179,475)	$(68,068)	$(52,090)	$120,158	$(179,475)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Balance Sheet

September 30, 2019

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$41,173	$2,096	$1,162	$—	$44,431
Patient accounts receivable	—	199,091	84,610	—	283,701
Inventories	—	30,354	8,970	—	39,324
Prepaid expenses	—	15,114	5,298	—	20,412
Due from third-party payors	—	20,713	5,736	—	26,449
Other current assets	2,183	21,504	9,956	—	33,643
Total current assets	43,356	288,872	115,732	—	447,960
Intercompany receivable	3	856,771	448,116	(1,304,890)	—
Property and equipment, net	—	348,088	137,407	—	485,495
Goodwill	—	225,628	166,073	—	391,701
Intangible assets, net	—	43,338	4,469	—	47,807
Operating lease right-of-use assets	—	44,872	33,734	—	78,606
Other long-term assets	—	53,025	17,174	—	70,199
Net investment in subsidiaries	1,398,752	—	—	(1,398,752)	—
Total assets	$1,442,111	$1,860,594	$922,705	$(2,703,642)	$1,521,768
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$1,504	$142	$—	$1,646
Current portion of operating lease liabilities	—	16,399	8,436	—	24,835
Accounts payable	80	126,998	26,567	—	153,645
Accrued liabilities:
Accrued salaries and benefits	—	43,577	24,696	—	68,273
Accrued interest	33,580	—	—	—	33,580
Due to third-party payors	—	34,656	7,342	—	41,998
Other current liabilities	—	31,431	15,192	—	46,623
Total current liabilities	33,660	254,565	82,375	—	370,600
Long-term debt	1,174,021	21,270	116	—	1,195,407
Long-term operating lease liabilities	—	29,644	26,702	—	56,346
Intercompany payable	446,391	448,119	410,380	(1,304,890)	—
Deferred income tax liabilities, net	7,049	—	—	—	7,049
Other long-term liabilities	—	181,975	24,488	(113,009)	93,454
Total liabilities	1,661,121	935,573	544,061	(1,417,899)	1,722,856
Redeemable noncontrolling interests	—	—	2,278	—	2,278
Equity:
Quorum Health Corporation stockholders' equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	3	—	—	—	3
Additional paid-in capital	561,081	1,049,547	718,668	(1,768,215)	561,081
Accumulated other comprehensive income (loss)	905	943	(38)	(905)	905
Accumulated deficit	(780,999)	(125,469)	(357,908)	483,377	(780,999)
Total Quorum Health Corporation stockholders' equity (deficit)	(219,010)	925,021	360,722	(1,285,743)	(219,010)
Nonredeemable noncontrolling interests	—	—	15,644	—	15,644
Total equity (deficit)	(219,010)	925,021	376,366	(1,285,743)	(203,366)
Total liabilities and equity	$1,442,111	$1,860,594	$922,705	$(2,703,642)	$1,521,768

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2019

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(70,067)	$135,677	$(42,770)	$—	$22,840

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(18,833)	(6,998)	—	(25,831)
Capital expenditures for software	—	(4,759)	(601)	—	(5,360)
Acquisitions, net of cash acquired	—	—	(531)	—	(531)
Proceeds from the sale of hospitals	—	52,733	—	—	52,733
Other investing activities, net	—	260	3,000	—	3,260
Changes in intercompany balances with affiliates, net	—	(162,395)	—	162,395	—
Net cash provided by (used in) investing activities	—	(132,994)	(5,130)	162,395	24,271

Cash flows from financing activities:
Borrowings under revolving credit facilities	465,000	—	—	—	465,000
Repayments under revolving credit facilities	(454,000)	—	—	—	(454,000)
Borrowings of long-term debt	—	161	25	—	186
Repayments of long-term debt	(13,065)	(1,243)	(100)	—	(14,408)
Payments on purchase contracts	—	(374)	—	—	(374)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(588)	—	—	(588)
Cash distributions to noncontrolling investors	—	—	(1,699)	—	(1,699)
Changes in intercompany balances with affiliates, net	112,096	—	50,299	(162,395)	—
Net cash provided by (used in) financing activities	110,031	(2,044)	48,525	(162,395)	(5,883)

Net change in cash and cash equivalents	39,964	639	625	—	41,228
Cash and cash equivalents at beginning of period	1,209	1,457	537	—	3,203
Cash and cash equivalents at end of period	$41,173	$2,096	$1,162	$—	$44,431

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(80,781)	$124,538	$(822)	$—	$42,935

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(21,193)	(13,702)	—	(34,895)
Capital expenditures for software	—	(1,400)	(127)	—	(1,527)
Acquisitions, net of cash acquired	—	(42)	(79)	—	(121)
Proceeds from the sale of hospitals	—	39,384	(214)	—	39,170
Other investing activities, net	—	190	69	—	259
Changes in intercompany balances with affiliates, net	—	(137,364)	—	137,364	—
Net cash provided by (used in) investing activities	—	(120,425)	(14,053)	137,364	2,886

Cash flows from financing activities:
Borrowings under revolving credit facilities	368,000	—	—	—	368,000
Repayments under revolving credit facilities	(368,000)	—	—	—	(368,000)
Borrowings of long-term debt	—	102	55	—	157
Repayments of long-term debt	(30,463)	(1,182)	(156)	—	(31,801)
Payments of debt issuance costs	(2,268)	—	—	—	(2,268)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(1,979)	—	—	(1,979)
Cash distributions to noncontrolling investors	—	—	(1,481)	—	(1,481)
Changes in intercompany balances with affiliates, net	112,682	—	24,682	(137,364)	—
Net cash provided by (used in) financing activities	79,951	(3,059)	23,100	(137,364)	(37,372)

Net change in cash, cash equivalents and restricted cash	(830)	1,054	8,225	—	8,449
Cash, cash equivalents and restricted cash at beginning of period	1,051	4,222	344	—	5,617
Cash, cash equivalents and restricted cash at end of period	$221	$5,276	$8,569	$—	$14,066

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

•

our ability to timely and effectively establish, implement, transition, and maintain the necessary information technology systems and infrastructure, including cloud computing arrangements, to support our operations and initiatives;

•	the impact of certain outsourcing functions, and the ability of R1 RCM, as provider of our revenue cycle management services, to timely and appropriately bill and collect;
•	our ability to manage effectively our arrangements with third-party vendors for key non-clinical business functions and services;

•	our ability to achieve operating and financial targets and to control the costs of providing services if patient volumes are lower than expected;
•	our ability to achieve and realize the operational and financial benefits expected from our margin improvement program;
•	the effects related to outbreaks of infectious diseases;
•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers;
•	the impact of seasonal or severe weather conditions or earthquakes;
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

•

the potential adverse impact of known and unknown government investigations, internal investigations, audits, and federal and state false claims act litigation and other legal proceedings, including the shareholder litigation against our company and certain of our officers and directors, the labor and employment litigations, qui tam litigation, breach of contract litigation and threats of litigation, as well as the significant costs and attention from management required to address such matters;

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

Overview

As of September 30, 2019, we owned or leased a diversified portfolio of 24 hospitals in rural and mid-sized markets, which are located in 14 states and have a total of 2,038 licensed beds. Our hospitals provide a broad range of hospital and outpatient healthcare services, including general and acute care, emergency room, general and specialty surgery, critical care, internal medicine, diagnostic services, obstetrics, psychiatric and rehabilitation services. For our hospital operations business, we are paid for our services by governmental agencies, commercial insurers and directly by the patients we serve. We also operate QHR, a leading hospital management advisory and healthcare consulting services business. For our hospital management advisory and healthcare consulting services business, we are paid by the non-affiliated hospitals utilizing our services. Over 95% of our net operating revenues are attributable to our hospital operations business.

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

We perform an ongoing strategic review of our hospitals based upon an analysis of financial performance, current competitive conditions, market demographic and economic trends and capital allocation requirements. As part of this strategy, we intend to continue to divest or close underperforming hospitals and outpatient service facilities which, in turn, will allow us to reduce our corporate indebtedness and refine our hospital portfolio to a sustainable group of hospitals and outpatient service facilities with higher operating margins. We are pursuing divestiture or closure opportunities that align with this strategy. Since the Spin-off, we have divested or closed 14 of the 38 hospitals we originally acquired from CHS. Our strategic review process is ongoing and we have targeted additional hospitals for divestiture with the intention of utilizing substantially all net proceeds to pay down our secured debt. For a discussion of our recent divestiture activities, see below section entitled “Recent Divestiture Activity.”

Financial Overview

Our net operating revenues for the three months ended September 30, 2019 decreased $40.6 million to $419.9 million, compared to $460.5 million for the three months ended September 30, 2018, an 8.8% decrease. The $40.6 million decrease was primarily attributable to a $29.9 million decrease in net operating revenues resulting from the hospitals sold or closed during or since the prior period, a $2.0 million reduction in same-facility revenues from the California HQAF program, a $4.2 million reduction in same-facility Illinois property tax credits and a $4.3 million decrease in same-facility rate and acuity. The $4.3 million decrease in rate primarily results from a decline in collectability on self-pay accounts receivable attributable to a disruption in collection efforts resulting from the transition of our revenue cycle services, partially offset by increases in acuity and an improvement in payor mix. The reduction in revenues from the California HQAF program is due to the fact that we have not recognized revenue under Phase VI of the program, which began July 1, 2019, due to insufficient modeling and other statistical information as of September 30, 2019. In future quarters as more information becomes available, we will reassess our ability to estimate revenue under Phase VI of the HQAF program. During the current year we recognized the Illinois property tax credits pro-rata over the nine months ended September 30, 2019, while in the prior year we recognized the entire amount of $7.3 million during the three months ended September 30, 2018. Loss from operations for the three months ended September 30, 2019 was $42.0 million, compared to $22.5 million for the three months ended September 30, 2018. Loss from operations in the 2019 period was negatively impacted by a $13.9 million reduction in the California HQAF program and the Illinois property tax credits, $18.4 million of closure costs related to the closure of MetroSouth, $5.2 million of additional legal, professional and settlement costs and $8.0 million of impairment charges. Our operating results for the three months ended September 30, 2019 reflect a 13.2% decrease in total admissions and a 7.6% decrease in total adjusted admissions compared to the same period in 2018. Same-facility admissions decreased 5.9% and same-facility adjusted admissions increased 0.2% for the three months ended September 30, 2019 compared to the same period in 2018. The decrease in same-facility admissions was impacted by lower volumes resulting from the closure of underperforming service lines at certain of our facilities during the second quarter of 2019. Additionally, the decrease was due to lower surgical admissions in the 2019 period resulting from physician turnover.

Our net operating revenues for the nine months ended September 30, 2019 decreased $115.1 million to $1,304.9 million, compared to $1,420.0 million for the nine months ended September 30, 2018, a 8.1% decrease. The $115.1 million decrease was primarily attributable to an $84.0 million decrease in net operating revenues resulting from the hospitals sold or closed during or since the prior period, a $1.5 million reduction in same-facility revenues from the California HQAF program, a $1.0 million reduction in same-facility Illinois property tax credits, and a $31.4 million reduction in same-facility volume, offset by a combined $9.0 million increase in same-facility rate and acuity. The change in rate and acuity was primarily a result of a decline in collectability on self-pay accounts receivable attributable to a disruption in collection efforts resulting from the transition of our revenue cycle services that was offset by increases in overall rates, acuity and an improvement in payor mix. Loss from operations for the nine months ended September 30, 2019 was $31.0 million, compared to $84.2 million for the nine months ended September 30, 2018. Loss from operations in the 2018 period was negatively impacted by an additional $29.4 million of impairment charges and $6.6 million related to losses on the sale of hospitals. Our operating results for the nine months ended September 30, 2019 reflect a 12.4% decrease in total admissions and a 9.4% decrease in total adjusted admissions compared to the same period in 2018. Same-facility admissions decreased 6.2% and same-facility adjusted admissions decreased 2.9% for the nine months ended September 30, 2019 compared to the same period in 2018. The decrease in same-facility admissions and adjusted admissions was primarily a result of our initiatives, which were implemented in the second quarter of 2018, to discontinue underperforming patient service lines and to terminate unfavorable payor and physician contracts. The decrease was also impacted by lower volumes resulting from the closure of underperforming service lines at certain of our facilities during the second quarter of 2019 and lower surgical admissions in the 2019 period resulting from physician turnover.

Recent Divestiture Activity

On September 30, 2019, we sold 106-bed Watsonville Community Hospital and its affiliated entities (“Watsonville”), located in Watsonville, California, for proceeds of $46.0 million. Total proceeds include a $5.0 million note receivable which is included in long-term assets on the consolidated balance sheet. For the three months ended September 30, 2019 and 2018, our operating results included pre-tax income (losses) of $(7.9) million and $3.3 million, respectively, related to Watsonville, and pre-tax income (losses) of $(10.3) million and $2.0 million for the nine months ended September 30, 2019 and 2018, respectively. In addition to the above, we recorded a $1.1 million loss on sale of Watsonville in the nine months ended September 30, 2019.

On September 30, 2019, we ceased operations at 314-bed MetroSouth Medical Center and its affiliated entities (“MetroSouth”), located in Blue Island, Illinois. For the three months ended September 30, 2019 and 2018, our operating results included pre-tax losses of $22.6 million and $3.9 million, respectively, related to MetroSouth, and pre-tax losses of $25.8 million and $5.7 million for the nine months ended September 30, 2019 and 2018, respectively. Included in the pre-tax loss for the nine months ended September 30, 2019 was $18.4 million of closure costs related to the closure of MetroSouth. These costs include $11.8 million of non-cash losses associated with the disposal or write down of assets that have no future value to us, $4.7 million of severance and salary continuation costs and $1.9 million of other costs and fees related to the termination of contracts and other miscellaneous costs. We anticipate that in the remainder of 2019 we will incur costs, beyond those already incurred, of approximately $3.0 million to $5.0 million. In addition, beyond 2019, we are obligated to maintain patient health records for approximately 25 years with an estimated annual cost of $0.2 million and may incur additional costs to maintain the existing facilities until such time the facility is sold with an estimated annual cost of $1.0 million.

On April 12, 2019, we sold 146-bed Scenic Mountain Medical Center and its affiliated entities (“Scenic Mountain”), located in Big Spring, Texas, for proceeds of $11.7 million. For the three months ended September 30, 2019 and 2018, our operating results included pre-tax losses of $2.3 million and $1.4 million, respectively, related to Scenic Mountain, and pre-tax losses of $6.4 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively. In addition to the above, we recorded a $1.1 million loss on sale of Scenic Mountain in the nine months ended September 30, 2019, which includes a write-off of allocated goodwill of $3.3 million.

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

The fourth phase of the HQAF program expired on December 31, 2016. The California Department of Health Care Services (“DHCS”) submitted the Phase V HQAF program package to CMS on March 30, 2017 for approval of the overall program structure and the fees or provider tax rates for the program period January 1, 2017 through June 30, 2019, and the fee-for-service inpatient and outpatient upper payments limits (“UPL”) for each of the state fiscal years in the period January 1, 2017 through June 30, 2019. CMS issued formal approval of Phase V HQAF on December 15, 2017. The approvals included the inpatient and outpatient fee-for-service supplemental payments and the overall tax structure. However, CMS has not yet issued a decision on the managed care components of the Phase V HQAF program and, therefore, the payment amounts in the draft model are not finalized. In addition, the supplemental Medi-Cal managed care payments made through the new directed payment mechanism have been estimated using inpatient utilization data publicly reported to the California Office of Statewide Health Planning and Development for the fiscal year ending in 2015. However, the directed payments will be made for inpatient and outpatient services provided to in-network patients during the current state fiscal year. Phase V of California’s HQAF program expired on June 30, 2019 and the next phase of the program, Phase VI, began July 1, 2019 and is expected to be a 30 month program. Due to insufficient modeling and other statistical information as of September 30, 2019, we have not recognized revenue under Phase VI of the HQAF program. In future quarters as more information becomes available, we will reassess our ability to estimate revenue under Phase VI of the HQAF program. We cannot provide any assurances of the amount of revenues our hospitals may receive from the next phase of the HQAF program, the timing of the related cash flows, or that the program will be approved at all.

Of the total supplemental payments received by all hospitals, our portion represents 0.16%. We are estimating that our net impact for Phase V over the 30-month period, January 1, 2017 through June 30, 2019, will be $17.9 million. While uncertainties regarding the timing and amount of payments under the HQAF program exist, our estimates of future cash collections at this time, net of any provider taxes, including those related to previous programs, are $1.2 million in 2019, $2.6 million in 2020 and $0.9 million in 2021. These estimates take into consideration the sale of Watsonville, which was sold on September 30, 2019.

Medicare Disproportionate Share Hospital Litigation

Medicare makes additional payments to hospitals that treat a disproportionately high share of low-income patients, Prior to October 1, 2013, disproportionate share hospital (“DSH”) payments were based on each hospital’s low income utilization for each payment year (the “Pre-ACA DSH Formula”). In the final rule regarding IPPS payment and policy changes for FFY 2005, CMS revised its policy on the calculation of one of the ratios used in the Pre-ACA DSH Formula. The revised policy included Medicare Advantage patients in the utilization of Original Medicare Plan patients. A group of hospitals challenged the policy change claiming that CMS failed to provide adequate notice and a comment period prior to promulgating a DSH rate calculation methodology change. In June 2019, the U.S. Supreme Court ruled in Azar v. Allina Health Services that CMS failed to comply with statutory notice and comment rulemaking procedures before announcing the policy change related to Medicare DSH payments. The case was remanded to the lower district court which ordered CMS to go back and review its policy. Presently, CMS is reviewing its policy and is expected to formalize through formal notice and comment rulemaking in the future. It is unknown but anticipated that CMS may attempt to formalize its old policy and make it retroactive. This would likely lead to further legal challenges. The outcome of this case is still unknown but a favorable outcome could have a material positive impact on our future revenues and cash flows.

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

Basis of Presentation

Our financial statements have been prepared under the assumption that QHC will continue as a going concern. We have historical net losses and our maximum Secured Net Leverage Ratio, as permitted under the credit agreement (the “CS Agreement”), by and among us, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, will reduce to 4.50 from 5.00 as of January 1, 2020. See “— Liquidity and Capital Resources — Financial Outlook” for additional information regarding factors impacting our future earnings projections and management’s plans which, as of September 30, 2019, do not alleviate substantial doubt about our ability to continue as a going concern.

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

Amounts we collect for medical treatment of patients covered by Medicare, Medicaid and non-governmental third-party payors are generally less than our standard billing rates. Our standard charges and reimbursement rates for routine inpatient services vary significantly depending on the type of medical procedure performed and the geographical location of the hospital. Differences in our standard billing rates and the amounts we expect to collect from third-party payors are classified as contractual adjustments. The reimbursements we ultimately receive as payments for services are determined for each patient instance of care, based on the contractual terms we negotiate with third-party payors or based on federal and state regulations related to governmental healthcare programs. Except for emergency department services, our policy is to determine the payment methodology with patients prior to when the services are performed. Self-pay and other payor discounts are incentives offered to uninsured or underinsured patients or other payors to reduce their costs of healthcare services. Billings and collections were outsourced to CHS under a TSA that was put in place by CHS in connection with the Spin-off through September 30, 2019. Our contractual adjustments were impacted by the timing and ability of CHS to monitor the classification and collection of our patient accounts receivable. See Note 16 — Related Party Transactions in the accompanying consolidated financial statements for additional information on this agreement. On May 8, 2019, we entered into an agreement with R1 RCM to receive end-to-end revenue cycle management services. The agreement with R1 RCM has, among other things, allowed for us to transition our billing and collection services from CHS to R1 RCM. In July 2019, R1 RCM began providing limited services to us, such as status review on aged accounts receivable and insurance denials. Effective October 1, 2019, we transitioned our billing and collection services from CHS to R1 RCM.

The following table provides a summary of our net operating revenues for the three and nine months ended September 30, 2019 and 2018 by payor source (dollars in thousands):

	Three Months Ended September 30,
	2019		2018
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$121,812	29.0%	$123,788	26.9%
Medicaid	86,280	20.5%	97,803	21.2%
Managed care and commercial	168,050	40.0%	185,493	40.3%
Self-pay and self-pay after insurance	25,410	6.1%	33,647	7.3%
Non-patient	18,348	4.4%	19,776	4.3%
Total net operating revenues	$419,900	100.0%	$460,507	100.0%

	Nine Months Ended September 30,
	2019		2018
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$370,743	28.4%	$398,477	28.1%
Medicaid	264,998	20.3%	270,047	19.0%
Managed care and commercial	516,783	39.6%	560,445	39.5%
Self-pay and self-pay after insurance	95,081	7.3%	125,619	8.8%
Non-patient	57,270	4.4%	65,371	4.6%
Total net operating revenues	$1,304,875	100.0%	$1,419,959	100.0%

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

Leases

In February 2016, the FASB issued a new accounting standard, Accounting Standards Codification (“ASC”) Topic 842, related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most significant among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We adopted ASC Topic 842 effective January 1, 2019 using the modified retrospective transition approach as of the period of adoption. Our financial statements prior to January 1, 2019 were not modified for the application of the new lease standard. Upon adoption of ASC Topic 842, we recognized $93.7 million of ROU assets and $95.6 million of lease liabilities associated with operating leases. The accounting for capital leases remained substantially unchanged. In addition, we recognized a $0.7 million cumulative effect adjustment that increased accumulated deficit in our consolidated balance sheet at January 1, 2019.

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

We use a third-party automated contractual adjustments system to calculate our contractual adjustments each month. Contractual adjustments are calculated utilizing historical paid claims data by payor source. The key assumptions used by the system to calculate the current period estimated contractual adjustments are derived on a payor-specific basis from the estimated contractual reimbursement percentage and historical paid claims data. The automated contractual adjustments system does not include patient account level information, as it estimates an average contractual adjustment for each payor source. Actual reimbursement payments we receive from third-party payors could be different from the amounts we estimated and recorded. If the actual contractual reimbursement percentages by payor source differed by 1% from our estimated contractual reimbursement percentages, our net loss for the nine months ended September 30, 2019 would have changed by $13.4 million. If we applied a 1% differential to our patient accounts receivable due from governmental, managed care and commercial third-party payors as of September 30, 2019, patient accounts receivable would have changed by $13.4 million.

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans are estimated and recorded in the period patient services are performed, and any revisions to estimates of previous program reimbursements are recorded in subsequent periods until the final cost report settlements are determined. We account for cost report settlements in contractual adjustments in our consolidated statements of income and recognize these amounts as due from and due to third-party payors on our consolidated balance sheets. Contractual adjustments related to previous program reimbursements and final cost report settlements favorably (unfavorably) impacted net operating revenues by $0.2 million and $(0.5) million during the three months ended September 30, 2019 and 2018, respectively, and by $2.3 million and $(0.4) million during the nine months ended September 30, 2019 and 2018, respectively.

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

The following table shows the portion of our Medicaid reimbursements attributable to state supplemental payment programs for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Medicaid state supplemental payment program revenues	$37,217	$57,555	$132,496	$158,186
Provider taxes and other expenses	15,415	19,131	53,008	55,326
Reimbursements attributable to state supplemental payment programs, net of expenses	$21,802	$38,424	$79,488	$102,860

The California Department of Health Care Services administers the HQAF program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients. The current phase of the HQAF program expired on June 30, 2019 and the next phase of the program, Phase VI, began July 1, 2019 and is expected to be a 30 month program. Due to insufficient modeling and other statistical information as of September 30, 2019, we have not recognized revenue under Phase VI of the HQAF program. In future quarters as more information becomes available, we will reassess our ability to estimate revenue under Phase VI of the HQAF program. Upon consideration of the additional information, revenue will be recognized under ASC 606 when uncertainty of a future revenue reversal is subsequently resolved. Under the HQAF program, we recognized $8.7 million of Medicaid revenues and $0.1 million of provider taxes for the three months ended September 30, 2018. Under the HQAF program, we recognized $16.0 million of Medicaid revenues and $4.4 million of provider taxes for the nine months ended September 30, 2019, and $24.4 million of Medicaid revenues and $4.4 million of provider taxes for the nine months ended September 30, 2018. On September

30, 2019, we sold Watsonville Community Hospital. We recognized $7.3 million and $14.4 million of Medicaid revenues, net of provider taxes, for the nine months ended September 30, 2019 and 2018, respectively, related to Watsonville.

In addition, we recognized $2.0 million and $5.9 million of Medicaid revenues for the three and nine months ended September 30, 2019, respectively, related to the sale of Illinois property tax credits. We recognized $7.3 million of Medicaid revenues related to the sale of Illinois property tax credits in the three and nine months ended September 30, 2018 as the amount for the full year 2018 was recognized in the third quarter of 2018.

The following table provides a summary of the components of amounts due from and due to third-party payors (in thousands):

	September 30,	December 31,
	2019	2018

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$11,410	$14,374
State supplemental payment programs	15,039	49,069
Total amounts due from third-party payors	$26,449	$63,443

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$36,886	$32,174
State supplemental payment programs	5,112	13,678
Total amounts due to third-party payors	$41,998	$45,852

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our billing and collection efforts, which are outsourced to a third party, including their current policies on billings, accounts receivable payor classifications and collections. Our results are also affected by the effectiveness of third party collection agencies and our own efforts to further attempt collection. As previously stated, billings and certain collections were outsourced to CHS under a transition services agreement that was put in place with the Spin-off through September 30, 2019. Effective October 1, 2019, we transitioned our billing and collection services from CHS to R1 RCM. See Note 16 — Related Party Transactions in the accompanying consolidated financial statements for additional information on the CHS TSA agreement. Significant changes in payor mix, centralized business office operations, including outsourced efforts in collecting our accounts receivables, economic conditions or trends in federal and state governmental healthcare coverage, among other things, could affect our collection levels.

Our policy is to write off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside secondary collection agencies. We believe this policy accurately reflects the likelihood of recovery consistent with our ongoing collection efforts and is consistent with practices within the U.S. healthcare industry. We had $513.9 million and $486.8 million of past due patient account balances at September 30, 2019 and December 31, 2018, respectively, being pursued by secondary collection agencies. Effective October 1, 2018, by mutual agreement of both companies, each of the parties’ obligations under the PASI transition services agreement to the other were terminated. We replaced the services provided by CHS by utilizing external service providers and internal resources. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by these secondary collection agencies. These amounts have been written-off and they are not included in accounts receivable in our consolidated balance sheets. Any amounts collected are recognized as revenue upon receipt.

For self-pay receivables, the total amount of contractual adjustments, discounts and implicit price concessions that reduced these receivables to their net carrying value was $628.0 million and $575.6 million as of September 30, 2019 and December 31, 2018, respectively. If our actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in recoveries, our net loss for the nine months ended September 30, 2019 would have changed by $6.9 million.

Days revenue outstanding related to patients accounts receivable, excluding amounts recorded as due to or due from third-party payors, was 63 days and 64 days as of September 30, 2019 and December 31, 2018, respectively.

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

During the three months ended September 30, 2019, we evaluated the fair value of hospitals intended for divestiture and recognized long-lived asset impairment of $8.0 million during the three months ended September 30, 2019, which consisted of $7.4 million of property and equipment and $0.6 million of capitalized software costs.

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

During the three months ended September 30, 2018, we evaluated the fair value of hospitals intended for divestiture and recognized long-lived asset impairment of $32.4 million, which consists of $31.5 million of property and equipment and $0.9 million of capitalized software costs.

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

Professional and General Liability Insurance and Workers’ Compensation Liability Insurance Reserves

As part of the business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. To mitigate a portion of this risk, we maintain insurance exceeding a self-insured retention level for these types of claims. Our self-insurance reserves reflect the current estimate of all outstanding losses, including incurred but not reported losses, based on actuarial calculations as of period end. The loss estimates included in the actuarial calculations may change in the future due to updated facts and circumstances, including our claims experience post Spin-off. Insurance expense in the income statements include the actuarially determined estimates for losses in the current year, including claims incurred but not reported, the changes in estimates for losses in prior years based on actual claims development experience as compared to prior actuarial projections, the insurance premiums for losses related to policies obtained to cover amounts in excess of our self-insured retention levels, the administrative costs of the insurance programs, and interest expense related to the discounted portions of these liabilities. Our reserves for professional and general liability and workers’ compensation liability claims are based on semi-annual actuarial calculations, which are discounted to present value and consider historical claims data, demographic factors, severity factors and other actuarial assumptions. The liabilities for self-insured claims are discounted based on our risk-free interest rate that corresponds to the period when the self-insured claims are incurred and projected to be paid.

The professional and general liability reserves as of September 30, 2019 included a reduction of $26.9 million related to prior periods resulting from our most recent actuarial analysis utilizing updated data through April 30, 2019. Factors contributing to the change in estimate include the use of valuation techniques that place more emphasis on our claims subsequent to the Spin-off compared to historical trends, as well as more reliance on industry trend factors. The reduction in the frequency and severity of our claims is the result of internal initiatives in the areas of patient safety, risk management, and claims management, as well as external factors such as tort reform in certain key states.

A portion of our reserves for workers’ compensation and professional and general liability claims included on our balance sheets relates to reserved claims and incurred but not reported claims prior to the Spin-off. These claims were fully indemnified by CHS under the terms of the Separation and Distribution Agreement. As a result, we have a corresponding receivable from CHS related to these claims on our consolidated balance sheets. See Note 17 — Commitments and Contingencies in our accompanying consolidated financial statements for a table that summarizes the receivables and liabilities associated with our workers’ compensation liability and professional and general liability claims as of September 30, 2019 and December 31, 2018.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to provide guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is accounted for as a service contract. This ASU requires entities to account for such costs consistent with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The ASU is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU No. 2018-15 on January 1, 2019 on a prospective basis. There was no material impact on our consolidated financial position and results of operations as a result of adoption of ASU No. 2018-15 as of January 1, 2019. As of September 30, 2019, we have capitalized $1.5 million of implementation costs related to the implementation of cloud computing arrangements which are included in other long-term assets on the consolidated balance sheet. As we transition from the TSAs with CHS, we will incur additional material costs associated with cloud computing arrangements.

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

We have summarized our results of operations, including certain financial and operating data for the three and nine months ended September 30, 2019 and 2018 on a comparative basis below. The definitions of certain terms used throughout the remainder of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” follows:

Same-facility. Same-facility financial and operating data, as presented in the comparative discussions herein, excludes hospitals that were sold or closed prior to and as of the end of the current reporting period. Our same-facility operating results for the three and nine months ended September 30, 2019 and 2018, which are reported herein, have been adjusted to exclude the operating results of the following hospitals and their affiliated entities:

	Hospitals Divested as of September 30, 2019
Hospital	Licensed Beds	Disposition	Divestiture Date

Sandhills Regional Medical Center ("Sandhills")	64	Sold	December 1, 2016
Barrow Regional Medical Center ("Barrow")	56	Sold	December 31, 2016
Cherokee Medical Center ("Cherokee")	60	Sold	March 31, 2017
Trinity Hospital of Augusta ("Trinity")	231	Sold	June 30, 2017
Lock Haven Hospital ("Lock Haven")	47	Sold	September 30, 2017
Sunbury Community Hospital ("Sunbury")	70	Sold	September 30, 2017
L.V. Stabler Memorial Hospital ("L.V. Stabler")	72	Sold	October 31, 2017
Affinity Medical Center ("Affinity")	156	Closed	February 11, 2018
Vista Medical Center West ("Vista West")	70	Sold	March 1, 2018
Clearview Regional Medical Center ("Clearview")	77	Sold	March 31, 2018
McKenzie Regional Hospital ("McKenzie")	45	Sold	September 30, 2018
Scenic Mountain Medical Center ("Scenic Mountain")	146	Sold	April 12, 2019
Watsonville Community Hospital ("Watsonville")	106	Sold	September 30, 2019
MetroSouth Medical Center ("MetroSouth")	314	Closed	September 30, 2019

Divestitures Group. The divestitures group, as of September 30, 2019, includes all hospitals that had been sold or closed by us since the Spin-off through September 30, 2019 as shown in the table above. This group of hospitals has certain ongoing operations during the wind-down periods related to the assets and liabilities that were not part of the hospital sale, which typically includes patient accounts receivable, third-party receivables and accounts payable.

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table provides a summary of our results of operations, both in dollars and as a percentage of net operating revenues (dollars in thousands):

	Three Months Ended September 30,
	2019		2018		2019 vs 2018
		% of		% of	$	Change
	$ Amount	Revenues	$ Amount	Revenues	Variance	in %

Net operating revenues	$419,900	100.0%	$460,507	100.0%	$(40,607)
Operating costs and expenses:
Salaries and benefits	215,457	51.3%	226,237	49.1%	(10,780)	2.2%
Supplies	47,818	11.4%	48,949	10.6%	(1,131)	0.8%
Other operating expenses	139,671	33.3%	143,716	31.4%	(4,045)	1.9%
Depreciation and amortization	15,028	3.6%	16,612	3.6%	(1,584)	—%
Lease costs and rent	11,121	2.6%	11,661	2.5%	(540)	0.1%
Electronic health records incentives	(17)	—%	(31)	—%	14	—%
Legal, professional and settlement costs	5,191	1.2%	1,519	0.3%	3,672	0.9%
Impairment of long-lived assets and goodwill	8,010	1.9%	32,438	7.0%	(24,428)	(5.1)%
Loss (gain) on sale of hospitals, net	1,206	0.3%	805	0.2%	401	0.1%
Loss on closure of hospitals, net	18,414	4.4%	1,111	0.2%	17,303	4.2%
Total operating costs and expenses	461,899	110.0%	483,017	104.9%	(21,118)	5.1%
Income (loss) from operations	(41,999)	(10.0)%	(22,510)	(4.9)%	(19,489)	(5.1)%
Interest expense, net	33,056	7.9%	32,450	7.0%	606	0.9%
Income (loss) before income taxes	(75,055)	(17.9)%	(54,960)	(11.9)%	(20,095)	(6.0)%
Provision for (benefit from) income taxes	137	—%	(1,074)	(0.2)%	1,211	0.2%
Net income (loss)	(75,192)	(17.9)%	(53,886)	(11.7)%	(21,306)	(6.2)%
Less: Net income (loss) attributable to noncontrolling interests	736	0.2%	54	—%	682	0.2%
Net income (loss) attributable to Quorum Health Corporation	$(75,928)	(18.1)%	$(53,940)	(11.7)%	$(21,988)	(6.4)%

The following table reconciles Adjusted EBITDA and Same-facility Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended September 30,
	2019	2018

Net income (loss)	$(75,192)	$(53,886)
Interest expense, net	33,056	32,450
Provision for (benefit from) income taxes	137	(1,074)
Depreciation and amortization	15,028	16,612
EBITDA	(26,971)	(5,898)
Legal, professional and settlement costs	5,191	1,519
Impairment of long-lived assets and goodwill	8,010	32,438
Loss (gain) on sale of hospitals, net	1,206	805
Loss on closure of hospitals, net	18,414	1,111
Transition of transition services agreements	6,445	2,445
Headcount reductions and executive severance	1,393	1,722
Adjusted EBITDA	13,688	34,142
Negative EBITDA of divested hospitals	16,865	7,868
Same-facility Adjusted EBITDA	$30,553	$42,010

Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended September 30,
	2019	2018	$ Variance	% Variance

Consolidated:
Net patient revenues	$401,552	$440,731	$(39,179)	(8.9)%
Non-patient revenues	18,348	19,776	(1,428)	(7.2)%
Total net operating revenues	$419,900	$460,507	$(40,607)	(8.8)%
Net patient revenues per adjusted admission	$9,541	$9,679	$(138)	(1.4)%
Net operating revenues per adjusted admission	$9,977	$10,113	$(136)	(1.3)%

Same-facility:
Net patient revenues	$360,684	$369,904	$(9,220)	(2.5)%
Non-patient revenues	17,950	19,432	(1,482)	(7.6)%
Total net operating revenues	$378,634	$389,336	$(10,702)	(2.7)%
Net patient revenues per adjusted admission	$9,595	$9,864	$(269)	(2.7)%
Net operating revenues per adjusted admission	$10,073	$10,382	$(309)	(3.0)%

The following table provides information related to our net operating revenues by payor source (dollars in thousands):

	Three Months Ended September 30,
	2019		2018		2019 vs 2018
	$ Amount	% of Total	$ Amount	% of Total	$ Variance	Change in %

Consolidated:
Medicare	$121,812	29.0%	$123,788	26.9%	$(1,976)	2.1%
Medicaid	86,280	20.5%	97,803	21.2%	(11,523)	(0.7)%
Managed care and commercial	168,050	40.0%	185,493	40.3%	(17,443)	(0.3)%
Self-pay and self-pay after insurance	25,410	6.1%	33,647	7.3%	(8,237)	(1.2)%
Non-patient	18,348	4.4%	19,776	4.3%	(1,428)	0.1%
Total net operating revenues	$419,900	100.0%	$460,507	100.0%	$(40,607)

Same-facility:
Medicare	$108,256	28.6%	$103,087	26.5%	$5,169	2.1%
Medicaid	75,516	19.9%	75,410	19.4%	106	0.5%
Managed care and commercial	152,299	40.3%	159,434	40.9%	(7,135)	(0.6)%
Self-pay and self-pay after insurance	24,613	6.5%	31,973	8.2%	(7,360)	(1.7)%
Non-patient	17,950	4.7%	19,432	5.0%	(1,482)	(0.3)%
Total net operating revenues	$378,634	100.0%	$389,336	100.0%	$(10,702)

The following table provides information related to certain drivers of our net operating revenues:

	Three Months Ended September 30,
	2019	2018	Variance	% Variance

Consolidated:
Number of licensed beds at end of period	2,038	2,604	(566)	(21.7)%
Admissions	15,453	17,797	(2,344)	(13.2)%
Adjusted admissions	42,089	45,536	(3,447)	(7.6)%
Surgeries	16,883	17,927	(1,044)	(5.8)%
Emergency room visits	127,168	135,231	(8,063)	(6.0)%
Medicare case mix index	1.43	1.42	0.01	0.7%

Same-facility:
Number of licensed beds at end of period	2,038	2,038	—	—%
Admissions	13,337	14,175	(838)	(5.9)%
Adjusted admissions	37,590	37,500	90	0.2%
Surgeries	14,712	14,860	(148)	(1.0)%
Emergency room visits	109,529	109,928	(399)	(0.4)%
Medicare case mix index	1.41	1.43	(0.02)	(1.4)%

Net operating revenues for the three months ended September 30, 2019 decreased $40.6 million compared to the three months ended September 30, 2018, consisting of a $39.2 million decrease in net patient revenues and a $1.4 million decrease in non-patient revenues. Our decrease in net patient revenues consisted of a $30.0 million decline related to the divestitures group and a $9.2 million decline related to our same-facility hospitals. Our net patient revenues do not include any revenues from the California HQAF program for the three months ended September 30, 2019 due to the fact that we have not recognized revenue under Phase VI of the program, which began July 1, 2019, due to insufficient modeling and other statistical information as of September 30, 2019. In future quarters as more information becomes available, we will reassess our ability to estimate revenue under Phase VI of the HQAF program. Same-facility net patient revenues for the three months ended September 30, 2018 included $2.0 million from this program. In addition, we recognized $1.6 million of same-facility Medicaid revenues related to the sale of Illinois property tax credits in the three months ended September 30, 2019 compared to $5.8 million in the three months ended September 30, 2018, a decrease of $4.2 million. Excluding the impact of the California HQAF and Illinois property tax credits, same-facility net patient revenues decreased by $3.0 million. The $3.0 million decrease in our same-facility net patient revenues was primarily due to a $0.8 million increase resulting from increased adjusted admissions and a $4.3 million decrease in same-facility rate and acuity. The $4.3 million decrease in rate primarily results from a decline in collectability on self-pay accounts receivable attributable to a disruption in collection efforts resulting from the transition of our revenue cycle services, partially offset by increases in acuity and an improvement in payor mix. On a consolidated basis, admissions and adjusted admissions declined 13.2% and 7.6%, respectively, when comparing the third quarter of 2019 to the same period in 2018. On a same-facility basis, admissions and adjusted admissions increased (decreased) by (5.9)% and 0.2%, respectively, when comparing the same periods. The decrease in same-facility admissions was impacted by lower volumes resulting from the closure of underperforming service lines at certain of our facilities during the second quarter of 2019. Additionally, the decrease was due to lower surgical admissions in the 2019 period resulting from physician turnover.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended September 30,
	2019	2018	$ Variance	% Variance

Salaries and benefits	$215,457	$226,237	$(10,780)	(4.8)%
Hospital operations salaries and benefits	$198,615	$208,664	$(10,049)	(4.8)%
Hospital operations salaries and benefits per adjusted admission	$4,719	$4,582	$137	3.0%
Hospital operations man-hours per adjusted admission	112.9	110.4	2.5	2.3%

Salaries and benefits decreased $10.8 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease in salaries and benefits of $10.8 was primarily due to a decline of $11.1 million related to the divestitures group.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admissions amounts):

	Three Months Ended September 30,
	2019	2018	$ Variance	% Variance

Supplies	$47,818	$48,949	$(1,131)	(2.3)%
Supplies per adjusted admission	$1,136	$1,075	$61	5.7%

Supplies expense decreased $1.1 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, which included a $3.7 million decline related to the divestitures group offset by a $2.6 million increase related to our same-facility hospitals. The $2.6 million increase in our same-facility hospitals was primarily due to an increase in general supplies and implant costs as a result of an increase in surgeries at some of our larger hospitals.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	$ Variance	% Variance

Purchased services	$41,975	$37,955	$4,020	10.6%
Taxes and insurance	27,251	33,631	(6,380)	(19.0)%
Medical specialist fees	25,428	26,078	(650)	(2.5)%
Transition services agreements	11,554	14,101	(2,547)	(18.1)%
Repairs and maintenance	9,188	8,962	226	2.5%
Utilities	6,420	6,559	(139)	(2.1)%
Other miscellaneous operating expenses	17,855	16,430	1,425	8.7%
Total other operating expenses	$139,671	$143,716	$(4,045)	(2.8)%

Other operating expenses decreased $4.0 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease in other operating expenses was primarily due to a decline of $4.2 million related to the divestitures group.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.6 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This decrease was primarily due to the overall reduction in our long-lived assets due to the divestiture or closure of four hospitals in 2018 and one hospital in the second quarter of 2019 and due to impairment charges which occurred subsequent to the third quarter of 2018.

Lease Costs and Rent Expense

Lease costs and rent expense increased $0.5 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The types of costs included in lease costs and rent expense are the same for both periods. We adopted ASC Topic 842 as of January 1, 2019 and have made additional disclosures about our lease arrangements. See Note 7 — Leases in the accompanying consolidated financial statements for additional information on our leases.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs increased $3.7 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase relates primarily to legal settlements related to employee matters and legal costs associated with strategic initiatives. See Note 17 — Commitments and Contingencies in the accompanying consolidated financial statements for additional information on these matters.

Impairment of Long-Lived Assets and Goodwill

For the three months ended September 30, 2019, we recognized $8.0 million of impairment to long-lived assets and goodwill of certain hospitals which we have identified as potential divestiture candidates. For the three months ended September 30, 2018, we recognized $32.4 million of impairment to long-lived assets and goodwill of certain hospitals which we have identified as potential divestiture candidates or for which we had received letters of intent.

Loss (Gain) on Sale of Hospitals, Net

We recognized a $1.2 million loss on the sale of hospitals, net for the three months ended September 30, 2019, primarily related to the sale of Watsonville. We recognized a $0.8 million loss on the sale of hospitals, net for the three months ended September 30, 2018, primarily related to the sale of McKenzie.

Loss on Closure of Hospitals, Net

For the three months ended September 30, 2019, we recognized an $18.4 million loss on closure of hospitals, net related to the closure of MetroSouth. We ceased operations at this hospital on September 30, 2019 but will have certain continuing closure costs primarily related to the regulatory requirements for maintaining patient records.

For the three months ended September 30, 2018, we recognized an $1.1 million loss on closure of hospitals, net related to the closure of Affinity. We ceased operations at this hospital on February 11, 2018 but will have certain continuing closure costs primarily related to the regulatory requirements for maintaining patient records. These continuing costs are not considered material and are included in other operating expenses in the consolidated statements of income.

Interest Expense, Net

The following table provides information related to interest expense, net (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$61	$63	$(2)	(3.2)%
Term Loan Facility	18,031	18,121	(90)	(0.5)%
ABL Credit Facility	612	276	336	121.7%
Senior Notes	11,626	11,626	—	—%
Amortization of debt issuance costs and discounts	2,229	2,079	150	7.2%
All other interest expense (income), net	497	285	212	74.4%
Total interest expense, net	$33,056	$32,450	$606	1.9%

Interest expense, net increased $0.6 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to the increase in our outstanding balances with the ABL Credit Facility and the reduction of interest income due to a decline in past due accounts receivable from the State of Illinois. See Liquidity and Capital Resources below and Note 6 — Long-Term Debt in the accompanying consolidated financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $0.1 million for the three months ended September 30, 2019 compared to a benefit from income taxes of $1.1 million for the three months ended September 30, 2018. Our effective tax rates were (0.2)% and 2.0% for the three months ended September 30, 2019 and 2018, respectively. The decrease in the effective tax rate for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 is the result of an increase in tax expense related to tax amortization of indefinite-lived intangibles in the current period compared to an income tax benefit derived from book impairments exceeding tax amortization of indefinite-lived intangibles in the prior period.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table provides a summary of our results of operations, both in dollars and as a percentage of net operating revenues (dollars in thousands):

	Nine Months Ended September 30,
	2019		2018		2019 vs 2018
		% of		% of	$	Change
	$ Amount	Revenues	$ Amount	Revenues	Variance	in %

Net operating revenues	$1,304,875	100.0%	$1,419,959	100.0%	(115,084)
Operating costs and expenses:
Salaries and benefits	653,943	50.1%	705,868	49.7%	(51,925)	0.4%
Supplies	149,405	11.4%	160,732	11.3%	(11,327)	0.1%
Other operating expenses	383,414	29.5%	440,910	31.0%	(57,496)	(1.5)%
Depreciation and amortization	44,167	3.4%	52,015	3.7%	(7,848)	(0.3)%
Lease costs and rent	34,279	2.6%	35,551	2.5%	(1,272)	0.1%
Electronic health records incentives earned	592	—%	(617)	—%	1,209	—%
Legal, professional and settlement costs	6,480	0.5%	10,349	0.7%	(3,869)	(0.2)%
Impairment of long-lived assets and goodwill	42,820	3.3%	72,198	5.1%	(29,378)	(1.8)%
Loss (gain) on sale of hospitals, net	2,346	0.2%	8,927	0.6%	(6,581)	(0.4)%
Loss on closure of hospitals, net	18,414	1.4%	18,195	1.3%	219	0.1%
Total operating costs and expenses	1,335,860	102.4%	1,504,128	105.9%	(168,268)	(3.5)%
Income (loss) from operations	(30,985)	(2.4)%	(84,169)	(5.9)%	53,184	3.5%
Interest expense, net	98,904	7.6%	95,307	6.7%	3,597	0.9%
Income (loss) before income taxes	(129,889)	(10.0)%	(179,476)	(12.6)%	49,587	2.6%
Provision for (benefit from) income taxes	386	—%	(1,162)	—%	1,548	—%
Net income (loss)	(130,275)	(10.0)%	(178,314)	(12.6)%	48,039	2.6%
Less: Net income (loss) attributable to noncontrolling interests	1,532	0.1%	1,200	—%	332	0.1%
Net income (loss) attributable to Quorum Health Corporation	$(131,807)	(10.1)%	$(179,514)	(12.6)%	$47,707	2.5%

The following table reconciles Adjusted EBITDA and Same-facility Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure (in thousands):

	Nine Months Ended September 30,
	2019	2018

Net income (loss)	$(130,275)	$(178,314)
Interest expense, net	98,904	95,307
Provision for (benefit from) income taxes	386	(1,162)
Depreciation and amortization	44,167	52,015
EBITDA	13,182	(32,154)
Legal, professional and settlement costs	6,480	10,349
Impairment of long-lived assets and goodwill	42,820	72,198
Loss (gain) on sale of hospitals, net	2,346	8,927
Loss on closure of hospitals, net	18,414	18,195
Transition of transition services agreements	8,421	3,682
Change in actuarial estimates	(26,880)	—
Headcount reductions and executive severance	2,965	7,688
Adjusted EBITDA	67,748	88,885
Negative EBITDA of divested hospitals	27,212	17,643
Same-facility Adjusted EBITDA	$94,960	$106,528

Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Nine Months Ended September 30,
	2019	2018	$ Variance	% Variance

Consolidated:
Net patient revenues	$1,247,605	$1,354,588	$(106,983)	(7.9)%
Non-patient revenues	57,270	65,371	(8,101)	(12.4)%
Total net operating revenues	$1,304,875	$1,419,959	$(115,084)	(8.1)%
Net patient revenues per adjusted admission	$9,822	$9,656	$166	1.7%
Net operating revenues per adjusted admission	$10,272	$10,122	$150	1.5%

Same-facility:
Net patient revenues	$1,079,321	$1,104,199	$(24,878)	(2.3)%
Non-patient revenues	56,013	62,239	(6,226)	(10.0)%
Total net operating revenues	$1,135,334	$1,166,438	$(31,104)	(2.7)%
Net patient revenues per adjusted admission	$9,817	$9,755	$62	0.6%
Net operating revenues per adjusted admission	$10,327	$10,305	$22	0.2%

The following table provides information related to our net operating revenues by payor source (dollars in thousands):

	Nine Months Ended September 30,
	2019		2018		2019 vs 2018
	$ Amount	% of Total	$ Amount	% of Total	$ Variance	Change in %

Consolidated:
Medicare	$370,743	28.4%	$398,477	28.1%	$(27,734)	0.3%
Medicaid	264,998	20.3%	270,047	19.0%	(5,049)	1.3%
Managed care and commercial	516,783	39.6%	560,445	39.5%	(43,662)	0.1%
Self-pay and self-pay after insurance	95,081	7.3%	125,619	8.8%	(30,538)	(1.5)%
Non-patient	57,270	4.4%	65,371	4.6%	(8,101)	(0.2)%
Total net operating revenues	$1,304,875	100.0%	$1,419,959	100.0%	$(115,084)

Same-facility:
Medicare	$319,427	28.1%	$325,674	27.9%	$(6,247)	0.2%
Medicaid	216,111	19.0%	201,785	17.3%	14,326	1.7%
Managed care and commercial	458,892	40.6%	471,749	40.5%	(12,857)	0.1%
Self-pay and self-pay after insurance	84,890	7.5%	104,991	9.0%	(20,101)	(1.5)%
Non-patient	56,014	4.8%	62,239	5.3%	(6,225)	(0.5)%
Total net operating revenues	$1,135,334	100.0%	$1,166,438	100.0%	$(31,104)

The following table provides information related to certain drivers of our net operating revenues:

	Nine Months Ended September 30,
	2019	2018	$ Variance	% Variance

Consolidated:
Number of licensed beds at end of period	2,038	2,604	(566)	(21.7)%
Admissions	49,562	56,546	(6,984)	(12.4)%
Adjusted admissions	127,027	140,282	(13,255)	(9.4)%
Surgeries	51,515	57,628	(6,113)	(10.6)%
Emergency room visits	387,724	424,417	(36,693)	(8.6)%
Medicare case mix index	1.45	1.43	0.02	1.4%

Same-facility:
Number of licensed beds at end of period	2,038	2,038	—	—%
Admissions	41,310	44,052	(2,742)	(6.2)%
Adjusted admissions	109,939	113,193	(3,254)	(2.9)%
Surgeries	43,967	45,867	(1,900)	(4.1)%
Emergency room visits	324,915	333,445	(8,530)	(2.6)%
Medicare case mix index	1.44	1.43	0.01	0.7%

Net operating revenues for the nine months ended September 30, 2019 decreased $115.1 million compared to the nine months ended September 30, 2018, consisting of a $107.0 million decrease in net patient revenues and an $8.1 million decrease in non-patient revenues. Our decrease in net patient revenues consisted of an $82.1 million decline related to the divestitures group and a $24.9 million decline related to our same-facility hospitals. We recognized $4.3 million of same-facility revenues from the California HQAF program during the nine months ended September 30, 2019 compared to $5.8 million in the nine months ended September 30, 2018, respectively. The $1.5 million decrease is related to the fact that we have not recognized revenue under Phase VI of the program which begins July 1, 2019 due to insufficient modeling and other statistical information as of September 30, 2019. In future quarters as more information becomes available, we will reassess our ability to estimate revenue under Phase VI of the HQAF program. In addition, we recognized $4.8 million of Medicaid revenues related to the sale of Illinois property tax credits in the nine months ended September 30, 2019 compared to $5.8 million in the nine months ended September 30, 2018, a decrease of $1.0 million. Excluding the impact of the California HQAF and Illinois property tax credits, same-facility net patient revenues decreased by $22.4 million. The $22.4 million decline was primarily due to a $31.4 million decrease resulting from lower admissions and surgical volume, offset by a combined $9.0 million increase in rate and acuity. The change in rate and acuity was primarily a result of a decline in collectability on self-pay accounts receivable attributable to a disruption in collection efforts resulting from the transition of our revenue cycle services that was offset by increases in overall rates, acuity and an improvement in payor mix. On a consolidated basis, admissions and adjusted admissions declined 12.4% and 9.4%, respectively, when comparing the nine months ended September 30, 2019 to the same period in 2018. On a same-facility basis, admissions and adjusted admissions decreased 6.2% and 2.9%, respectively, when comparing these same periods. The decrease in same-facility admissions and adjusted admissions was primarily a result of our initiatives, which were implemented in the third quarter of 2018, to discontinue underperforming patient service lines and to terminate unfavorable payor and physician contracts. The decrease was also impacted by lower volumes resulting from the closure of underperforming service lines at certain of our facilities during the third quarter of 2019. Additionally, the decrease was due to lower surgical admissions in the 2019 period resulting from physician turnover.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Nine Months Ended September 30,
	2019	2018	$ Variance	% Variance

Salaries and benefits	$653,943	$705,868	$(51,925)	(7.4)%
Hospital operations salaries and benefits	$600,499	$641,110	$(40,611)	(6.3)%
Hospital operations salaries and benefits per adjusted admission	$4,727	$4,570	$157	3.4%
Hospital operations man-hours per adjusted admission	112.5	110.2	2.3	2.1%

Salaries and benefits decreased $51.9 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Salaries and benefits declined $34.4 million related to the divestitures group and $17.5 million related to same-facility salaries and benefits. The same-facility decrease of $17.5 million was primarily related to a reduction in same-facility admissions of 6.2% and the termination of physician contracts as part of our cost savings initiatives implemented in the third quarter of 2018.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admissions amounts):

	Nine Months Ended September 30,
	2019	2018	$ Variance	% Variance

Supplies	$149,405	$160,732	$(11,327)	(7.0)%
Supplies per adjusted admission	$1,176	$1,146	$30	2.6%

Supplies expense decreased $11.3 million for the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018, which included a $10.7 million decline related to the divestitures group and a $0.6 million decline related to our same-facility hospitals.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Variance	% Variance

Purchased services	$121,399	$116,537	$4,862	4.2%
Taxes and insurance	62,861	100,313	(37,452)	(37.3)%
Medical specialist fees	76,652	79,459	(2,807)	(3.5)%
Transition services agreements	26,580	43,284	(16,704)	(38.6)%
Repairs and maintenance	28,041	27,659	382	1.4%
Utilities	16,961	18,274	(1,313)	(7.2)%
Other miscellaneous operating expenses	50,920	55,384	(4,464)	(8.1)%
Total other operating expenses	$383,414	$440,910	$(57,496)	(13.0)%

Other operating expenses decreased $57.5 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Other operating expenses declined $33.8 million related to the divestitures group and declined $23.7 million related to our same-facility hospitals. The decrease in same-facility other operating costs was primarily due to a $23.5 million reduction in professional and general liability reserves relating to prior periods resulting from our most recent actuarial analysis utilizing updated data through April 30, 2019. Factors contributing to the change in estimate include the use of valuation techniques that place more emphasis on our claims subsequent to the Spin-off compared to historical trends, as well as more reliance on industry trend factors. The reduction in the frequency and severity of our claims is the result of internal initiatives in the areas of patient safety, risk management, and claims management, as well as external factors such as tort reform in certain key states.

Depreciation and Amortization

Depreciation and amortization expense decreased $7.8 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This decrease was primarily due to the overall reduction in our long-lived assets due to the divestiture or closure of four hospitals in 2018 and to impairment charges since the prior year comparable period.

Lease Costs and Rent Expense

Lease costs and rent expense decreased $1.3 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily related to the divestitures group. The types of costs included in lease costs and rent expense are the same for both periods. We adopted ASC Topic 842 as of January 1, 2019 and have made additional disclosures about our lease arrangements. See Note 7 — Leases in the accompanying consolidated financial statements for additional information on our leases.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs decreased $3.9 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease relates primarily to the reduction in legal costs associated with the arbitration with CHS. We incurred significant costs associated with the arbitration in the nine months ended September 30, 2018 that we did not incur in the nine months ended September 30, 2019 as the case was settled on January 3, 2019.

Impairment of Long-Lived Assets and Goodwill

For the nine months ended September 30, 2019, we recognized $42.8 million of impairment to long-lived assets and goodwill of certain hospitals which we have identified as potential divestiture candidates. For the nine months ended September 30, 2018, we recognized $72.2 million of impairment to long-lived assets and goodwill of certain hospitals which we identified as potential divestiture candidates or for which we had received letters of intent.

Loss (Gain) on Sale of Hospitals, Net

We recognized a $2.3 million loss on the sale of hospitals, net in the nine months ended September 30, 2019 primarily related to the sale of Scenic Mountain and Watsonville. We recognized an $8.9 million loss on the sale of hospitals, net in the nine months ended September 30, 2018 primarily related to the sale of Clearview.

Loss on Closure of Hospitals, Net

For the nine months ended September 30, 2019, we recognized an $18.4 million loss on closure of hospitals, net related to the closure of MetroSouth. We ceased operations at this hospital on September 30, 2019 but will have certain continuing closure costs primarily related to the regulatory requirements for maintaining patient records.

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

Interest Expense, Net

The following table provides information related to interest expense, net (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$183	$205	$(22)	(10.7)%
Term Loan Facility	54,589	53,174	1,415	2.7%
ABL Credit Facility	1,659	1,115	544	48.8%
Senior Notes	34,878	34,865	13	—%
Amortization of debt issuance costs and discounts	6,872	7,249	(377)	(5.2)%
All other interest expense (income), net	723	(1,301)	2,024	(155.6)%
Total interest expense, net	$98,904	$95,307	$3,597	3.8%

Interest expense, net increased $3.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to the increased interest rate on our Term Loan Facility and the reduction of interest income due to a decline in past due accounts receivable from the State of Illinois. See Liquidity and Capital Resources below and Note 6 — Long-Term Debt in the accompanying consolidated financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $0.4 million for the nine months ended September 30, 2019 compared to a benefit from income taxes of $1.2 million for the nine months ended September 30, 2018. Our effective tax rates were (0.3)% and 0.6% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 is the result of an increase in tax expense related to tax amortization of indefinite-lived intangibles in the current period compared to an income tax benefit derived from book impairments exceeding tax amortization of indefinite-lived intangibles in the prior period.

Liquidity and Capital Resources

Financial Outlook

Our primary sources of liquidity are cash flows from operations, proceeds from divestitures and available borrowing capacity under our revolving credit facilities. Borrowings under our revolving credit facilities are intended to be used for working capital, capital expenditures and general corporate purposes. Our cash flows are negatively impacted by the significant amount of interest expense associated with the high debt leverage put in place to affect the Spin-off. Interest payments were $7.7 million and $18.7 million for the three months ended September 30, 2019 and 2018, respectively. In addition, one state in which we operate, California, is historically slow making payments for their Medicaid supplemental payment programs. As of September 30, 2019, receivables outstanding under the California state supplemental programs were $5.2 million.

We perform an ongoing strategic review of our hospitals based upon an analysis of financial performance, current competitive conditions, market demographic and economic trends and capital allocation requirements. As part of this strategy, we engage in initiatives to divest or close underperforming hospitals and outpatient service facilities which, in turn, allows us to reduce our corporate indebtedness and refine our hospital portfolio to become a sustainable group of hospitals and outpatient service facilities with higher operating margins. To date, we have received combined cash proceeds of $139.8 million from the sale of land and two hospitals in 2019, three hospitals in 2018, five hospitals in 2017 and two hospitals in 2016, which has been used to pay down $137.3 million on our Term Loan Facility. Our strategic review process is ongoing, and we have targeted additional hospitals for divestiture or closure with the intention of utilizing substantially all net proceeds to pay down our secured debt.

Our financial statements have been prepared under the assumption that we will continue as a going concern. In accordance with ASC 205-40, Presentation of Financial Statements — Going Concern, management concluded that there were probable conditions or events that raised substantial doubt about our ability to continue as a going concern due to the fact that our maximum Secured Net Leverage Ratio permitted under the CS Agreement is reduced to 4.50 from 5.00 in the first quarter of 2020. The measurement date for our required compliance with the Secured Net Leverage Ratio is as of the last day of each fiscal quarter. We are in compliance with our financial covenants as of September 30, 2019. Management’s evaluation of our ability to comply with the Secured Net Leverage Ratio for the one year period following the date these financial statements are issued included, but was not limited to, consideration of the following factors:

•	Management’s intention to enter into discussions with the our lenders to modify the maximum Secured Net Leverage Ratio;
•

Cost savings and improvement in net patient revenues through improvements in operational effectiveness and efficiencies as a result of our partnership with R1 RCM. On May 8, 2019, we entered into an agreement with R1 RCM to receive end-to-end revenue cycle management services. Effective October 1, 2019, we transitioned our billing and collection services from CHS to R1 RCM;

•

Cost savings resulting from the sale or closure of underperforming facilities. We sold or closed two facilities on September 30, 2019 and are evaluating additional facilities for potential divestiture. The sale or closure of additional underperforming facilities will continue to generate additional costs savings and the decision to close facilities within the next twelve months is within our control; and

•	Management’s plans to achieve cost savings over the next twelve months through a reduction in corporate and operating costs.

Management’s plans in relation to costs savings and improvement in net patient revenues have been initiated, documented and approved as indicated above. No formal documentation or approval of management’s intention to modify our maximum Secured Net Leverage has occurred on or before September 30, 2019, and therefore the results remain uncertain. As such, substantial doubt about our ability to continue as a going concern has not been alleviated as of September 30, 2019.

Statements of Cash Flows

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table provides a summary of our cash flows (in thousands):

	Three Months Ended September 30,
	2019	2018	$ Variance

Net cash provided by (used in) operating activities	$25,156	$28,334	$(3,178)
Net cash provided by (used in) investing activities	34,996	(10,112)	45,108
Net cash provided by (used in) financing activities	(17,986)	(14,978)	(3,008)
Net change in cash, cash equivalents and restricted cash	$42,166	$3,244	$38,922

Net cash provided by operating activities was $25.2 million for the three months ended September 30, 2019 compared to net cash provided by operating activities of $28.3 million for the three months ended September 30, 2018, a $3.2 million decrease. In the 2018 period, net cash flows from operating activities were favorably impacted by $5.9 million in HQAF payments received during the three months ended September 30, 2018. In the 2019 period, net cash flows from operating activities were favorably impacted by $4.4 million in HQAF payments received during the three months ended September 30, 2019, offset by $6.6 million in cash costs related to the closure of MetroSouth. All other changes in operating assets and liabilities on a comparative basis for the three months ended September 30, 2019 and 2018 were considered to be part of our normal business operations.

Net cash provided by investing activities was $35.0 million for the three months ended September 30, 2019 compared to net cash used in investing activities of $10.1 million for the three months ended September 30, 2018, an $45.1 million increase. This increase was primarily driven by $39.9 million of cash proceeds from the sale of Watsonville received in the third quarter of 2019.

Net cash used in financing activities was $18.0 million for the three months ended September 30, 2019, compared to net cash used in financing activities of $15.0 million for the three months ended September 30, 2018, a $3.0 million decrease. This decrease was primarily due to a $3.0 million decrease in our net borrowings under revolving credit facilities in the 2019 period compared to the 2018 period.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table provides a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Variance

Net cash provided by (used in) operating activities	$22,840	$42,935	$(20,095)
Net cash provided by (used in) investing activities	24,271	2,886	21,385
Net cash provided by (used in) financing activities	(5,883)	(37,372)	31,489
Net change in cash, cash equivalents and restricted cash	$41,228	$8,449	$32,779

Net cash provided by operating activities was $22.8 million for the nine months ended September 30, 2019 compared to net cash provided by operating activities of $42.9 million for the nine months ended September 30, 2018, a $20.1 million decrease. In the 2018 period, net cash flows from operating activities were favorably impacted by $38.7 million in HQAF payments received during the nine months ended September 30, 2018, partially offset by $11.8 million in cash cost related to the closure of Affinity. In the 2019 period, net cash flows from operating activities were favorably impacted by $26.6 million in HQAF payments during the nine months ended September 30, 2019, which were partially offset by $6.6 million in cash costs related to the closure of MetroSouth. All other changes in operating assets and liabilities on a comparative basis for the nine months ended September 30, 2019 and 2018 were considered to be part of our normal business operations.

Net cash provided by investing activities was $24.3 million for the nine months ended September 30, 2019 compared to net cash provided by investing activities of $2.9 million for the nine months ended September 30, 2018, a $21.4 million increase. Capital expenditures for property and equipment decreased $9.1 million, primarily due to reduced spending on the new patient tower and expanded surgical capacity project at our hospital in Springfield, Oregon as it is substantially complete. Capital expenditures for software increased $3.8 million, primarily due to investments in a standalone information system infrastructure. In the 2018 period, net cash provided by investing activities included $39.2 million of proceeds from the sales of Clearview and Vista West. In the 2019 period, net cash provided by investing activities included $52.7 million of proceeds from the sales of Scenic Mountain and Watsonville.

Net cash used in financing activities was $5.9 million for the nine months ended September 30, 2019 compared to net cash used in financing activities of $37.4 million for the nine months ended September 30, 2018, a $31.5 million increase. This increase was primarily due to an $11.0 million increase in our net borrowings under revolving credit facilities in the 2019 period compared to the 2018 period and a $17.4 million reduction in repayments of our Term Loan Facility due to the timing of the sale of hospitals.

Capital Expenditures

Capital expenditures for property, equipment and software were $31.2 million and $36.4 million for the nine months ended September 30, 2019 and 2018, respectively. In addition, we had $4.8 million and $3.0 million of capital expenditures related to property and equipment accrued in accounts payable at September 30, 2019 and 2018, respectively. Our capital expenditures primarily consist of purchases of medical equipment, renovations at our hospitals and investments in a standalone information system infrastructure.

Our construction project on a new patient tower and expanded surgery capacity at our hospital in Springfield, Oregon is substantially complete. During the three months ended September 30, 2019, we did not incur costs related to this project. During the three months ended September 30, 2018, we incurred costs of $3.6 million related to this project. During the nine months ended September 30, 2019 and 2018, we incurred costs of $2.4 million and $14.3 million, respectively, related to this project. As of September 30, 2019, we have incurred a total of $103.2 million of costs for this project, of which $103.0 million has been placed into service as of September 30, 2019. The total estimated cost of this project, including equipment costs, is estimated to be approximately $105.0 million. We anticipate the remaining costs on the project in 2019 are $1.8 million.

Commitments Related to Information Technology

We currently utilize MEDHOST INC.’s (“Medhost”) software through our IT TSA with CHS. In connection with our planned transition from the Computer and Data Processing Transition Services Agreement (or “IT TSA”) with CHS, we entered into an agreement with Medhost to deploy Medhost’s Electronic Health Record management platform. This agreement includes both software license and service fees. The implementation of the Medhost software is expected to be completed by the end of the first quarter of 2021. As of September 30, 2019, we have capitalized $10.3 million of costs related to the implementation of the Medhost software, which are included in intangible assets, net on the consolidated balance sheet.

In addition, we have entered into various cloud computing arrangements related to the transition of our information technology infrastructure, such as financial reporting and budgeting, payroll compliance and revenue management services. As of September 30, 2019, we capitalized $1.5 million of implementation costs related to these cloud computing arrangements, which are included in other long-term assets on the consolidated balance sheet.

We will incur additional costs to establish the remainder of our information technology systems which includes additional information technology infrastructure costs, among other things. As of September 30, 2019, we have capitalized $4.4 million of information technology infrastructure costs. We expect the transition from CHS to be completed by the end of the first quarter of 2021. Upon completion, we do not anticipate a significant change in our operating costs related to information technology.

The following table provides a summary of our contractual obligations under our information technology agreements as of September 30, 2019 and for the next five years and thereafter (in thousands):

	Payments Due by Period
	Total	Remainder 2019	2020-2021	2022-2023	Thereafter

Information technology commitments:
Medhost software commitments	37,435	3,907	19,785	9,497	4,246
Cloud computing commitments	2,217	58	2,159	—	—
Hardware and other IT infrastructure commitments	13,811	9,726	4,085	—
Total information technology commitments	$53,463	$13,691	$21,944	$9,497	$4,246

Capital Resources

Our net working capital was $77.4 million and $169.3 million as of September 30, 2019 and December 31, 2018, respectively, a $91.9 million decrease. This decrease in net working capital was partially due to the adoption of ASC Topic 842 as of January 1, 2019, which resulted in $24.8 million of current operating lease liabilities as of September 30, 2019 with no comparable amounts at December 31, 2018. Additionally, accrued interest increased $23.6 million primarily due to the timing of payments related to the senior notes and partially due to an election made during the third quarter of 2019 to set the term loan to three month LIBOR rather than one month LIBOR with the interest payment due during the fourth quarter of 2019. Net working capital decreased approximately $33.9 million related to two divestitures and one closure in 2019 which was offset by the $39.9 million in cash received for the sale of Watsonville on September 30, 2019. All other changes in net working capital were part of our normal business operations.

Long-Term Debt

The following table provides a summary of activity related to our long-term debt (in thousands):

	Nine Months Ended September 30, 2019
				Assets
	Total			Acquired		Total
	Debt at			Under		Debt
	Beginning			Capital		at End
	of Period	Borrowings	Repayments	Leases	Amortization	of Period

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$—	$—	$—	$—	$—
Term Loan Facility, maturing 2022	790,751	—	(13,065)	—	—	777,686
ABL Credit Facility, maturing 2021	14,000	465,000	(454,000)	—	—	25,000
Senior Notes, maturing 2023	400,000	—	—	—	—	400,000
Unamortized debt issuance costs and discounts	(35,537)	—	—	—	6,872	(28,665)
Finance lease obligations	23,386	—	(1,017)	205	—	22,574
Other debt	874	186	(602)	—	—	458
Total debt	1,193,474	465,186	(468,684)	205	6,872	1,197,053
Less: Current maturities of long-term debt	(1,697)					(1,646)
Total long-term debt	$1,191,777	$465,186	$(468,684)	$205	$6,872	$1,195,407

The following table provides a summary of our long-term debt, allocated between fixed and variable debt (dollars in thousands):

	September 30, 2019
		% of
	$ Amount	Total Debt

Fixed	$423,032	34.5%
Variable	802,686	65.5%
Total debt, excluding unamortized debt issuance costs and discounts	$1,225,718	100.0%

Senior Credit Facility

In connection with the Spin-off, on April 29, 2016 we entered into the CS Agreement. On April 11, 2017, we executed an agreement with our Senior Credit Facility lenders to amend certain provisions of our Senior Credit Facility (the “CS Amendment”), as described below. On March 14, 2018, we executed a second agreement with our Senior Credit Facility lenders to amend certain provisions of our Senior Credit Facility (the “CS Second Amendment”), as described below.

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

The CS Agreement contains customary covenants, including a maximum permitted Secured Net Leverage Ratio, as determined based on 12 month trailing Consolidated EBITDA, as defined in the CS Agreement. On April 11, 2017, we executed the CS Amendment with our Senior Credit Facility lenders to amend the calculation of the Secured Net Leverage Ratio beginning July 1, 2017 through maturity, among other provisions. In addition, the CS Amendment raised the minimum Secured Net Leverage Ratio required for the Company to remain in compliance for certain periods, and also changed the calculation of compliance for specified periods. The CS Second Amendment, which was executed on March 14, 2018, amended the Secured Net Leverage Ratio for the period July 1, 2017 through maturity. As of September 30, 2019, we had a Secured Net Leverage Ratio of 4.49 to 1.00 implying additional borrowing capacity of $89.6 million as of September 30, 2019.

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

In addition to amending the calculation of the Secured Net Leverage Ratio and the Maximum Secured Net Leverage Ratio, the CS Amendment and CS Second Amendment also affected other terms of the CS Agreement as follows:

•	Through April 29, 2022, we are required to use asset sales proceeds to make mandatory redemptions under the Term Loan Facility.
•	We may request to exercise Incremental Term Loan Commitments for the greater of $100 million or an amount which would produce a Secured Net Leverage Ratio of 3.35 to 1.00.
•	We may incur Permitted Additional Debt so long as our Total Leverage Ratio, adjusted for the Permitted Additional Debt, is below 5.50 to 1.00.

Prior to the CS Amendment, interest under the Term Loan Facility accrued, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%. Following the CS Amendment, interest under the Term Loan Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. The effective interest rate on the Term Loan Facility was 9.50% as of September 30, 2019. Interest on outstanding borrowings under the Revolving Credit Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS Amendment and the CS Second Amendment.

Borrowings from the Revolving Credit Facility are used for working capital and general corporate purposes. As of September 30, 2019, we had no borrowings outstanding on the Revolving Credit Facility and had $15.2 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation liability insurance and as security for the payment of claims. As of September 30, 2019, we had borrowing capacity under our Revolving Credit Facility of $47.3 million subject to the restraint of the overall borrowing capacity calculated by the Secured Net Leverage Ratio.

ABL Credit Facility

The ABL Credit Facility has a maturity date of April 29, 2021, subject to customary acceleration events and repayment, extension or refinancing. Interest on outstanding borrowings under the ABL Credit Facility accrues, at our option, at a base rate or LIBOR, subject to statutory reserves and a floor of 0%, except that all swingline borrowings will accrue interest based on the base rate, plus an applicable margin determined by the average excess availability under the ABL Credit Facility for the fiscal quarter immediately preceding the date of determination. The applicable margin ranges from 1.75% to 2.25% for LIBOR advances and from 0.75% to 1.25% for base rate advances. As of September 30, 2019, we had $25.0 million of borrowings outstanding under the ABL Credit Facility and borrowing capacity of $77.0 million subject to the restraint of the overall borrowing capacity calculated by the Secured Net Leverage Ratio.

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

Senior Notes

On April 22, 2016, we issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations guaranteed on a senior basis by certain of our subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months. The effective interest rate on the Senior Notes was 12.49% as of September 30, 2019.

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

The following table provides a summary of the redemption periods and prices related to the Senior Notes:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

The following table provides a summary of unamortized debt issuance costs and discounts (in thousands):

	September 30,	December 31,
	2019	2018

Debt issuance costs	$34,533	$34,533
Debt discounts	24,536	24,536
Total debt issuance costs and discounts at origination	59,069	59,069
Less: Amortization of debt issuance costs and discounts	(30,404)	(23,532)
Total unamortized debt issuance costs and discounts	$28,665	$35,537

Finance Lease Obligations and Other Debt

Our debt arising from finance lease obligations primarily relates to our corporate office in Brentwood, Tennessee. As of September 30, 2019 and December 31, 2018, this finance lease obligation was $16.5 million and $17.2 million, respectively. The remainder of our finance lease obligations relate to property and equipment at our hospitals and corporate office. Other debt consists of physician loans and miscellaneous notes payable to banks.

Debt Maturities

The following table provides a summary of our debt maturities for the next five years and thereafter (in thousands):

September 30, 2019

Remainder of 2019	$413
2020	1,641
2021	26,629
2022	779,133
2023	401,348
Thereafter	16,554
Total debt, excluding unamortized debt issuance costs and discounts	$1,225,718

Noncontrolling Interests and Redeemable Noncontrolling Interests

Our financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that we control. Accordingly, we have recorded noncontrolling interests in the earnings and equity of such entities. Certain of our consolidated subsidiaries have noncontrolling physician ownership interests with redemption features that require us to deliver cash upon the occurrence of certain events outside our control, such as the retirement, death, or disability of a physician-owner. We record the carrying amount of redeemable noncontrolling interests at the greater of: (1) the initial carrying amount increased or decreased for the noncontrolling interests' share of cumulative net income (loss), net of cumulative amounts distributed, if any, or (2) the redemption value. As of September 30, 2019, we had redeemable noncontrolling interests of $2.3 million and non-redeemable noncontrolling interests of $15.6 million that are included in our consolidated balance sheets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. In connection with the Spin-off, on April 29, 2016, we entered into two credit agreements, the Senior Credit Facility and the ABL Credit Facility, that subject us to variable interest rates tied to LIBOR or a base rate. As of September 30, 2019, we had outstanding principal amount of debt, excluding unamortized debt issuance costs and discounts, of $802.7 million subject to variable rates of interest, which included $25.0 million of borrowings outstanding under revolving credit facilities as of September 30, 2019. If the interest rate on our variable rate long-term debt outstanding as of September 30, 2019, after taking into consideration the 1% floor on our Term Loan Facility, was 100 basis points higher for the nine months ended September 30, 2019, the additional interest expense impacting net income (loss) would have been $6.1 million, or $(0.20) per basic and diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

The chief executive of the United Kingdom Financial Conduct Authority, or the "FCA", which regulates LIBOR, announced in July 2017 that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Federal Reserve Bank of New York has published the Secured Overnight Financing Rate (SOFR) as an alternative to LIBOR and is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. Due to the uncertainty surrounding the future of LIBOR, it is expected that a transition away from the widespread use of LIBOR to alternative benchmark rates will occur by the end of 2021. The ABL Credit Facility expires in April 2021, prior to the transition from LIBOR, therefore any new agreements will no longer utilize LIBOR. In the event that LIBOR is no longer available, or we have not amended our Senior Credit Facility, the Senior Credit Facility has an alternative rate of interest based on the greatest of the Prime Rate and the Federal Funds Effective Rate. If the alternative rate of interest was used for the nine months ended September 30, 2019, we would have incurred additional interest expense of $11.7 million.

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

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

•

R2 Investments, LDC v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller, Michael J. Culotta, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North, H. Mitchell Watson, Jr. and H. James Williams. On October 25, 2017, a shareholder filed an action in the Circuit Court of Williamson County, Tennessee against us, Thomas D. Miller, and Michael J. Culotta (the “Quorum Defendants”) and CHS and certain of its officers and directors. The complaint alleges that the defendants violated the Tennessee Securities Act and common law by, among other things, making alleged false and/or misleading statements and failing to disclose certain information regarding aspects of our business, operations and financial condition. Plaintiff is seeking rescissionary, compensatory and punitive damages. On July 9, 2019, the Quorum Defendants reached a settlement in principle with Plaintiff that resolves the claims against the Quorum Defendants in their entirety in exchange for a confidential settlement payment that will be paid by the Quorum Defendants’ insurers. The settlement was finalized on August 16, 2019, and on August 21, 2019, the Court entered an Order dismissing the Quorum Defendants from the lawsuit with prejudice.

•

Harvey Horwitz, Derivatively on Behalf of Quorum Health Corporation v. Thomas D. Miller, Michael J. Culotta, Barbara R. Paul, R. Lawrence Van Horn, William S. Hussey, James T. Breedlove, William M. Gracey, Joseph A. Hastings, and Adam Feinstein, and Quorum Health Corporation, as Nominal Defendant. On September 17, 2018, a purported shareholder filed a derivative action on behalf of us in the United States District Court for the Middle District of Tennessee. The complaint alleges claims for violation of Section 29(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, unjust enrichment, and indemnification and contribution. Plaintiff seeks damages allegedly sustained by us, rescission of the Separation Agreement with CHS, corporate governance reforms, equitable and/or injunctive relief, restitution, and attorneys’ fees and costs. On October 26, 2018, the Court entered an order granting a stay of the case pending entry of an order on any motions for summary judgment in the Rao v. Quorum Health Corporation case described above. Once the stay is lifted, we intend to move to transfer the action to Delaware consistent with our by-laws. We are vigorously defending ourselves in this matter. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss. We are unable to reasonably estimate the amount or range of such possible loss because the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

Mary Della-Maggiora, as an individual and on behalf of all others similarly situated, v. Watsonville Community Hospital, entity unknown, and DOES 1 through 50, inclusive (Superior Court of the State of California for the County of Santa Cruz). On January 22, 2018, Plaintiff filed a purported class action alleging violations of California Labor Code Section 226(a). On May 14, 2018, Plaintiff filed her Second Amended Class Action Complaint. The Second Amended Class Action Complaint contains two causes of action. The first cause of action is brought by Plaintiff in her individual capacity and as potential class representative for all other Watsonville Community Hospital employees for alleged violations of Labor Code Section 226(a), subsections (6), (8), and (9). The second cause of action is brought under the California Private Attorneys General Act of 2004 by Plaintiff in her individual capacity and as “appointed” representative of the State of California Labor and Workforce Development Agency, for alleged violations of Labor Code Section 226(a), subsection (9). Plaintiff generally alleges that the paystubs issued to Watsonville employees did not include all information required by California Labor Code Section 226(a). The case was settled between the parties on July 16, 2019. A hearing on Plaintiff’s motion for preliminary approval of the settlement is scheduled for November 12, 2019.

•

Nedal Alqalqili v. Hospital of Barstow, Inc., dba Barstow Community Hospital; Quorum Health Corp.; Carrie Howell, an individual; and DOES 1 through 10, inclusive (Superior Court of the State of California for the County of San Bernardino). On June 28, 2018, Plaintiff filed a complaint alleging discrimination, harassment, and retaliation arising from her employment with Hospital of Barstow, Inc. On October 17, 2018, Plaintiff filed a First Amended Complaint for Damages and Declaratory and Injunctive Relief for Employment Discrimination. The First Amended Complaint contains eleven claims for monetary relief as well as claims for declaratory and injunctive relief. In the First Amended Complaint Plaintiff alleges claims for: interference, discrimination, and retaliation in violation of the California Family Rights Act, California Government Code Section 12945.2; national origin-based hostile work environment, religious creed-based hostile work environment, sex discrimination, national origin discrimination, religious creed discrimination, failure to prevent discrimination and harassment, retaliation in violation of the Fair Employment and Housing Act, California Government Code Section 12940, et seq.; and failure to timely provide employment records in violation of California Labor Code Section 1198.5. The matter was settled between the parties on a confidential basis on September 17, 2019.

•

Health Grid, LLC vs. QHCCS, LLC. Complaint filed by Health Grid, LLC, on August 8, 2019 in the Chancery Court of Williamson County, Tennessee, alleging claims of breach of contract, quantum meruit and unjust enrichment against QHCCS for technology services allegedly performed by Health Grid pursuant to a contract. The Complaint seeks $2,240,000 plus pre judgment interest and costs. QHCCS answered the Complaint on September 30, 2019 and asserted defenses and counterclaims for breach of contract and negligent misrepresentation against Health Grid, asserting not more than $15 million in damages related to its counterclaim, plus certain fees and costs. While the litigation is in early stages, we believe Health Grid’s claims to be without merit, and we intend to vigorously defend ourselves against the claims, and vigorously pursue our counterclaims. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss. We are unable to reasonably estimate the amount or range of such possible loss because the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

U.S. ex rel Derek Lewis and Joey Neiman v. Community Health Systems, Inc., Medhost, Inc., et al. In June 2019, a number of Quorum hospitals were served with the Complaint in a qui tam suit in the United States District Court for the Middle District of Florida (Case No. 18-cv-20394). The allegations in the Amended Complaint generally relate to the hospitals’ use of certain software products licensed to them by co-defendant, Medhost, Inc. The qui tam plaintiffs allege that CHS and its then-affiliated hospitals violated the False Claims Act by submitting claims for Electronic Health Records (EHR) Meaningful Use incentive payments that they knew or should have known were false. Pursuant to the False Claims Act, the relators are seeking three times the amount of damages sustained by the United States, plus penalties up to $22,927 per false claim violation and attorneys’ fees. The conduct at issue appears to date primarily from the time period when the hospitals were affiliated with CHS. The United States declined to intervene in this qui tam lawsuit at the time of its unsealing in March 2019. On September 24, 2019, the Quorum hospitals along with other defendants moved to dismiss the complaint. That motion is currently in the process of being briefed by the parties. While the litigation is still at an early stage, we believe this matter is without merit and intend to vigorously defend this case. We are unable to predict the outcome of this matter. However, it is reasonably possible that we may incur a loss. We are unable to reasonably estimate the amount or range of such possible loss because the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

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

We believe that we operated our business in compliance with the CIA and are unaware of any historical actions on our part that could represent a violation under the terms of the CIA. We submitted our fifth annual report to the OIG on August 15, 2019. The OIG will review the report and request any additional information they deem necessary. Once the OIG is satisfied with the additional information received, we believe the OIG will likely communicate a final letter of closure of the CIA. For further details on this agreement see “Item 1. Business — Corporate Integrity Agreement” in the 2018 Annual Report on Form 10-K.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors discussed in the 2018 Annual Report on Form 10-K.

Our financial statements have been prepared under the assumption that we will continue as a going concern.

Our financial statements have been prepared under the assumption that we will continue as a going concern. However, in light of the reduction in the maximum Secured Net Leverage Ratio permitted under the CS Agreement to 4.50 from 5.00 in the first quarter of 2020, management concluded that there were probable conditions or events that raised substantial doubt about our ability to continue as a going concern. Management’s evaluation of our ability to comply with the Secured Net Leverage Ratio for the one-year period following the date our financial statements are issued included, but was not limited to, consideration of the following factors: management’s intention to enter into discussions with our lenders to modify our Secured Net Leverage Ratio, our partnership with R1 RCM, the opportunity for additional divestitures, and management’s plan to reduce corporate and operating costs over the next twelve months. No formal documentation or approval of management’s intention to modify our maximum Secured Net Leverage has occurred on or before September 30, 2019, and therefore the results remain uncertain. As such, substantial doubt about our ability to continue as a going concern has not been alleviated as of September 30, 2019.

We cannot predict with certainty whether our efforts will allow us to comply with our Secured Net Leverage Ratio, achieve cost savings and improve net patient revenues. Our ability to fund capital requirements, service our existing debt and comply with our debt covenants will depend on our future operating performance and will be impacted by financial, business, economic, regulatory and other factors. If we do not generate enough cash to pay our debt service obligations or our operating performance does not comply with our debt covenants, we may be required to refinance all or part of our existing indebtedness, sell assets, borrow additional money or raise equity. Breach of covenants included in our debt agreements, which could result in the lenders demanding payment of the unpaid principal and interest balances, would have a material adverse effect upon our business and would likely require us to do any or all of the following: seek to renegotiate these debt arrangements with the lenders, seek waivers from the lenders, or seek to raise additional capital and increase revenues. If such negotiations and capital raising attempts proved unsuccessful, we may be required to seek protection from creditors through bankruptcy proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended September 30, 2019:

				Total Number	Maximum Number
				of Shares	(or Approximate Dollar
	Total		Average	Purchased as	Values) of Shares That
	Number of		Price	Part of Publicly	May Yet Be Purchased
	Shares		Paid	Announced Plans	Under the Plans
Period	Purchased		per Share	or Programs	or Programs

July 1 to July 31, 2019	14,616	(1)	$1.39	—	—
August 1 to August 31, 2019	3,707	(1)	1.06	—	—
September 1 to September 30, 2019	—		—	—	—
Total	18,323	(1)		—	—

(1) Represents shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of restricted stock previously awarded to such employees under our Amended and Restated 2016 Stock Award Plan.

Item 6. Exhibits

No.	Description

10.1*†	Amendment No. 1 to Employment Agreement by and between Quorum Health Corporation and Robert H. Fish

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensation plan or arrangement.

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

Date: November 7, 2019