Form 10-K
period 2019-12-31
Quorum Health Corp
filed 2020-04-10
CIK 1650445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-37550

QUORUM HEALTH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-4725208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1573 Mallory Lane Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip code)

(615) 221-1400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share*	QHC*	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

The aggregate market value of the common stock (“Common Stock”) held on June 28, 2019 by non-affiliates of the registrant was approximately $42.6 million (based on the June 28, 2019 closing price of common stock of $1.39 per share as reported on the New York Stock Exchange). For purposes of this calculation only, shares held by non-affiliates excludes only those shares beneficially owned by the registrant’s executive officers, directors and stockholders owning 10% or more of the registrant’s outstanding Common Stock. The registrant has no non-voting common stock outstanding. As of April 3, 2020, there were 32,664,536 shares outstanding of the registrant’s Common Stock.

*On April 7, 2020, the New York Stock Exchange (“NYSE”) notified Quorum Health Corporation (the “Company”) that it would apply to the Securities and Exchange Commission (the “SEC”) to delist the Company’s common stock upon completion of all applicable procedures. The delisting will be effective 10 days after a Form 25 is filed with the SEC by the NYSE. The deregistration of the Company’s common stock under section 12(b) of the Securities Exchange Act of 1934, as amended, will be effective 90 days, or such shorter period as the SEC may determine, after filing of the Form 25.

QUORUM HEALTH CORPORATION

Annual Report on Form 10-K

PART 1

Item 1.Business

Overview

The principal business of Quorum Health Corporation and its subsidiaries is to provide hospital and outpatient healthcare services in our markets across the United States. As of December 31, 2019, we owned or leased a diversified portfolio of 24 hospitals in rural and mid-sized markets, which are located in 14 states and have a total of 1,995 licensed beds. In addition, through Quorum Health Resources LLC (“QHR”), our wholly-owned subsidiary, we provide a wide range of hospital management advisory and healthcare consulting services. Over 95% of our net operating revenues for the year ended December 31, 2019 were attributable to our hospital operations business, and the remainder related to our hospital management advisory and healthcare consulting services business.

Our company became an independent, publicly-traded company on April 29, 2016 upon the spin-off (“Spin-off”) of 38 hospitals, their affiliated facilities and QHR from Community Health Systems, Inc. (“CHS” or “Parent” when referring to the carve-out period prior to April 29, 2016). In connection with the Spin-off, we issued $400 million in aggregate principal amount of 11.625% Senior Notes due 2023 (the “Senior Notes”) on April 22, 2016 and entered into a credit agreement on April 29, 2016, consisting of an $880 million senior secured term loan facility (the “Term Loan Facility”) and a $100 million senior secured revolving credit facility (the “Revolving Credit Facility”), or on a combined basis referred to as the “Senior Credit Facility.” In addition, we entered into a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). The net offering proceeds of the Senior Notes, together with the net borrowings under the Term Loan Facility, were used to make a $1.2 billion payment from us to CHS and to pay our transaction and financing fees and expenses. For additional terms of the Spin-off and related financing transactions, including the transition services agreements between us and CHS, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — The Spin-Off.”

Throughout this Form 10-K, we refer to Quorum Health Corporation and its consolidated subsidiaries in a simplified manner and on a collective basis, using words like “QHC,” “we,” “our,” “us” and the “Company.” This drafting style is suggested by the Securities and Exchange Commission, or SEC, and is not meant to indicate that the publicly-traded Company or any particular subsidiary of the Company owns or operates any asset, business or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Quorum Health Corporation.

All references within this Annual Report on Form 10-K to our financial statements, financial data and operating data refer to such data on a consolidated and combined basis unless otherwise noted. For a definition of consolidated and combined basis, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

For the year ended December 31, 2019, we generated total net operating revenues of $1.7 billion, loss from operations of $28.4 million, loss before income taxes of $160.8 million, net loss of $161.9 million, net cash used in operating activities of $32.9 million, Adjusted EBITDA of $96.2 million and Same-facility Adjusted EBITDA of $128.5 million. For information regarding why the we believe Adjusted EBITDA and Same-facility Adjusted EBITDA present useful information to investors and for a reconciliation of Adjusted EBITDA and Same-facility Adjusted EBITDA to net income (loss), the most directly comparable financial measure under United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”), see “Item 6 — Selected Financial Data.” Our loss before income taxes was impacted by: (1) $42.8 million of impairment related to our hospital operations business; (2) $24.9 million of net operating losses related to the closure of one hospital; (3) $19.4 million of net operating losses from the hospitals that we divested, which collectively includes three hospitals divested in 2019, three hospitals divested in 2018, five hospitals divested in 2017 and two hospitals divested in 2016; and (4) $132.4 million of interest expense and $111.4 million of cash interest payments made on our indebtedness.

Bankruptcy Filing

On April 7, 2020, Quorum Health Corporation and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to implement the financial restructuring of the Company. The Debtors have requested that the Bankruptcy Court administer the Chapter 11 Cases jointly under the caption In re Quorum Health Corporation, et al.

The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession under the Bankruptcy Code, the Debtors may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Further, the Debtors have filed a variety of “first day” motions with the Bankruptcy Court requesting permission to continue the Company’s business activities in the ordinary course. For example, the “first day” motions request that the Bankruptcy Court authorize us to perform the following activities, among others: (i) pay employees’ wages and related obligations; (ii) continue to operate our cash management system in a form substantially similar to prepetition practice; (iii) use cash collateral on an interim basis; (iv) continue to pay vendors and suppliers in the ordinary course; (v) pay taxes in the ordinary course;

(vi) continue to pay or honor certain prepetition claims of physician-owned clinics; (vii) continue to honor certain prepetition refund payments; and (viii) maintain our insurance policies in the ordinary course. The Bankruptcy Court held a hearing to consider the Debtors’ “first day” motions on April 9, 2020. The Bankruptcy Court has not yet entered orders approving the “first day” relief sought by the Debtors, but we expect the Bankruptcy Court to do so and allow us to continue to operate our business in the ordinary course.

Our filing of the Chapter 11 Cases constituted an event of default that accelerated our obligations under our debt agreements. Specifically, the filing of the Chapter 11 Cases constituted an event of default under (a) the Credit Agreement, among us, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, with respect to the Senior Credit Facility; (b) the ABL Credit Agreement, among us, the lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent, with respect to the ABL Credit Facility; and (c) the Indenture, dated as of April 22, 2016, by and between us and Wilmington Savings Fund Society, FSB, as successor trustee to Regions Bank, with respect to the Senior Notes. Due to the Chapter 11 Cases, however, the lenders’ ability to exercise remedies under their respective credit agreements and debt instruments was stayed as of the date of the Chapter 11 petition and continues to be stayed.

On April 6, 2020, the Debtors entered into a Restructuring Support Agreement (the “RSA”) with (i) the lenders who (a) constitute more than a majority in number of the lenders under the Senior Credit Facility and (b) hold at least two-thirds of the aggregate outstanding principal amount of the Senior Credit Facility (the “Consenting First Lien Lenders”), and (ii) the holders who (x) constitute a majority in number of the holders of the Senior Notes and (y) hold at least two-thirds of the aggregate outstanding principal amount of the Senior Notes (the “Consenting Noteholders”, and collectively with the Consenting First Lien Lenders, the “Consenting Stakeholders”). The RSA contemplates that the restructuring and recapitalization of the Debtors will occur through a joint prepackaged plan of reorganization in the Chapter 11 Cases (the “Plan”).

The Debtors filed the Plan with the Bankruptcy Court on April 7, 2020. Under the RSA, we must seek to have the Plan confirmed and declared effective no later than June 21, 2020, provided that if any required regulatory approval has not been obtained prior to June 21, 2020, then we automatically have an additional twenty calendar days to obtain a confirmed and effective Plan. The Debtors commenced the solicitation process for the acceptance or rejection of the Plan on April 6, 2020, as required by the RSA. Under the Bankruptcy Code, a majority in number and two-thirds in amount of each impaired class of claims must approve the Plan before the Bankruptcy Court will confirm it. The RSA requires the Consenting Stakeholders to vote in favor of and support the Plan, and the Consenting Stakeholders represent the requisite number of votes in each impaired class of creditors entitled to vote on the Plan. Thus, the Debtors anticipate that they will be able to obtain the necessary number of votes to confirm the Plan in the Chapter 11 Cases.

The Plan provides that the reorganized QHC (the “Reorganized QHC”) will pay all of the general unsecured claims against the Debtors’ estate in the ordinary course of business. Moreover, the Plan will allow us to reduce our debt by approximately $500 million through the refinancing and paydown of our Senior Credit Facility, the refinancing of our ABL Credit Facility and the extinguishment of our Senior Notes. In exchange for the extinguishment of their claims under the Senior Notes, the Reorganized QHC will issue to the holders of the Senior Notes 100% of the shares of new common stock of the Reorganized QHC, subject to dilution for certain issuances of new common stock. The holders of Senior Notes also will receive interests in a litigation trust established by QHC in the Chapter 11 Cases. The Plan requires, and we expect, that all of our existing shares of common stock, restricted stock, and restricted stock units will be cancelled in the Chapter 11 Cases without receiving any distributions from the Debtors. We expect to fund the distributions under the Plan through cash on hand, shares of new common stock of the Reorganized QHC, certain exit financing arrangements, and an equity raise of at least $200 million pursuant to that certain Equity Commitment Agreement, among us and certain of the Consenting Noteholders (the “Equity Commitment Agreement”).

We cannot predict the ultimate outcome of our Chapter 11 Cases at this time. For the duration of the Chapter 11 proceedings, our operations and our ability to develop and execute our business strategies are subject to risks and uncertainties associated with Chapter 11 proceedings described in “Item 1A–Risk Factors” of this Annual Report on Form 10-K. As a result of these risks and uncertainties, our results of operations, financial condition and cash flows could be significantly different following the conclusion of the Chapter 11 Cases, and the description of our properties and capital structure included in this Annual Report may not accurately reflect our properties and capital structure following the Chapter 11 Cases.

In connection with the announcement of our filing of the Chapter 11 Cases, the New York Stock Exchange (“NYSE”) suspended the trading of our shares of common stock on April 7, 2020 and determined to commence proceedings to delist our common stock from the NYSE. Our common stock has commenced trading on the OTC Pink marketplace under the symbol “QHCCQ.”

Additional information about the Chapter 11 Cases is available on the Internet at https://www.QuorumForward.com.

Going Concern

Our financial statements have been prepared under the assumption that we will continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we have undertaken a number of actions, including divesting underperforming hospitals, negotiating with our creditors and stakeholders, and reducing recurring expenses. However, we believe that even after taking these actions, we will not have sufficient liquidity to satisfy all of our future financial obligations, comply with our debt covenants, and execute our business plan. As a result, we filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on April 7, 2020. The risks and uncertainties surrounding the Chapter 11 Cases, the events of default under our credit agreements and the indenture governing our Senior Notes, and the other conditions impacting our business raise substantial doubt as to our ability to continue as a going concern. Accordingly, the audit report issued by our independent registered public accounting firm contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) a pandemic. The outbreak of the COVID-19 pandemic is significantly affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 outbreak will impact our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. As the COVID-19 pandemic continues, our results of operations, financial condition and cash flows are likely to be materially adversely affected, particularly if the pandemic persists for a significant amount of time.

From an operational perspective, we are focused on providing the safest possible environment for our employees, physicians and other caregivers, and for the care of our patients, while safeguarding patient information. We are working with federal, state and local health authorities to respond to COVID-19 cases in the communities we serve and are taking or supporting measures to try to limit the spread of the virus and to mitigate the burden on the healthcare system. Although we are implementing considerable safety measures, as a front line provider of healthcare services, we are deeply exposed to the health and economic effects of COVID-19, many of which will have a material adverse impact on our employees, as well as our business, results of operations, financial condition and cash flows that we are not currently able to fully quantify. For example, in 2020, we had to furlough certain employees due to the lack of volume at our hospitals, and these furloughs may persist for the duration of the COVID-19 pandemic. We are reassigning hospital personnel with pre-existing conditions or restrictions that make them especially vulnerable to COVID-19 where possible, while some are self-quarantining and not available to work at our facilities during this time. We have also instituted a work-from-home policy for certain of our corporate and administrative offices. Even with such steps, exposure to COVID-19 patients has increased risks to our physicians, nurses and other medical staff, which may further reduce our operating capacity. All of these actions could result in reduced employee morale, labor unrest, work stoppages or other workforce disruptions.

In 2020, the COVID-19 pandemic has resulted in a substantial reduction in the number of elective surgeries, physician office visits and emergency room volumes at our facilities due to restrictive measures, like quarantines and shelter-in-place orders, and general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system. We believe that certain of these patient volume declines reflect a deferral of healthcare services utilization to a later period, rather than a permanent reduction in demand for our services. Given the general necessity of the healthcare services we provide, we anticipate that this deferral of services may create a backlog of demand in the future, in addition to the resumption of historically normal activity; however, there is no assurance that either will occur. In addition, while the hospitals that we operate in a wide range of geographies have not experienced major capacity constraints to date, other hospitals in areas that are centers of the COVID-19 outbreak have been overwhelmed, experiencing excessive demand, potentially preventing them from treating all patients who seek care. Despite considerable efforts to source vital supplies, we are also experiencing supply chain disruptions, including shortages, delays and significant price increases in equipment, pharmaceuticals and medical supplies, particularly personal protective equipment (“PPE”). Staffing, equipment, and pharmaceutical and medical supplies shortages may also impact our ability to admit and treat patients.

We may also require an increased level of working capital if we experience extended billing and collection cycles as a result of displaced employees, payors, revenue cycle management contractors, or otherwise. Broad economic factors resulting from the current COVID-19 pandemic, including increasing unemployment rates and reduced consumer spending, also affect our service mix, revenue mix and patient volumes, as well as our ability to collect outstanding receivables. Business closings and layoffs in the areas we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients and other payers to pay for services as rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our results of operations, financial condition and cash flows, requiring an increased level of working capital. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our business, results of operations, financial condition and cash flows will be adversely affected.

In addition, our results of operations, financial condition and cash flows may be adversely affected by federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the U.S. healthcare system, which, if adopted, could result in direct or indirect restrictions to our business, results of operations, financial condition and cash flows. We may also be subject to lawsuits from patients, employees and others exposed to COVID-19 at our facilities. Such actions may involve large demands, as well as substantial defense costs, though there is no certainty at this time whether any such lawsuits will be filed or the outcome of such lawsuits if filed. Our professional and general liability insurance may not cover all claims against us.

Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act is an approximate $2 trillion emergency economic stimulus package passed in response to the coronavirus outbreak. The CARES Act includes broad sweeping provisions including direct financial assistance to Americans in the form of one-time payments to individuals; aid to small businesses in the form of loans and grants; efforts to stabilize the U.S. economy and keep Americans employed in general; and support for healthcare professionals, patients and hospitals. We may have access to potential additional sources of liquidity through funding that may be available to healthcare providers under the CARES Act. The CARES Act includes provisions providing flexibility and financial resources to healthcare providers during this public health emergency. The CARES Act provides funding to support public entities, Medicare or Medicaid enrolled suppliers and providers, and for-profit and not-for-profit entities specified by the Department of Health and Human Services (“HHS”) that provide diagnoses, testing, or care for COVID-19 patients. The funding, to be included in the Public Health and Social Services Emergency Fund that is administered by the Assistant Secretary for Preparedness and Response, is intended to reimburse providers for healthcare related expenses or lost revenues that are attributable to coronavirus. The CARES Act also provides funding to support rural critical access hospitals. Also included in the CARES Act are numerous income tax provisions including changes to the Net Operating Loss (“NOL”) rules and the business interest expense deduction rules under Code Section 163(j). Factors that could affect our ability to receive funding include our filing of the Chapter 11 Cases and the finalization of regulations under the CARES Act, among other factors. Due to the recent enactment of this legislation, there is a high degree of uncertainty around its implementation and we continue to assess the potential impacts of this legislation on our business, results of operations, financial condition and cash flows. There can be no assurance that we will receive any funding under the CARES Act.

Effects from the COVID-19 pandemic began in the middle of the first quarter of 2020; therefore, there was no impact to our 2019 results of operations, financial condition and cash flows discussed in more detail in this Annual Report on Form 10-K.

Our Hospital Operations Business

Our hospitals and their affiliated outpatient service facilities generate revenues by providing a broad range of general and acute inpatient and outpatient healthcare services to patients living in or traveling to the communities in which we are located. Our hospital services include general and acute care, emergency room, general and specialty surgery, critical care, internal medicine, diagnostic services, obstetrics, psychiatric and rehabilitation services. Our outpatient healthcare services are provided at both our hospitals and affiliated outpatient service facilities, including physician practices, urgent care centers, imaging centers and surgery centers. We also generate other non-patient revenues, primarily from rental income and hospital cafeteria sales.

We prioritize building and maintaining a strong presence in the communities where we operate. We continuously seek to improve our market share in each community by building patient loyalty to both our hospitals and physicians and by maintaining a strong reputation for quality of patient care. We are the sole provider of general and acute hospital healthcare services in 19 of our markets, which we generally define as the county where our hospital resides, which means we typically have less direct competition from other hospital companies for our hospital services. Some of our hospitals are located in markets that are adjacent to highly populated areas where the population, available workforce and demand for healthcare services are likely to continue to grow. Such factors could increase the demand for healthcare services from our facilities due to the close proximity of our hospitals and outpatient services facilities to these neighboring markets.

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

QHR’s primary services include:

•

Hospital Management Advisory and Operational Support. QHR provides hospital and other healthcare organization clients with operational, financial and strategic guidance, as well as interim senior level management when needed. As of December 31, 2019, QHR had contracts to provide management advisory services to 64 hospital clients located in 26 states with a total of approximately 3,300 licensed beds. As part of the services we provide, our hospital clients receive operations support from QHR corporate and regional management teams. This service benefits our hospital clients as a result of the broader experience of our QHR corporate and regional management teams in providing services to hospitals of all sizes in diverse markets throughout the United States. In addition, QHR promotes healthcare consulting services to hospital clients that do not receive services from its management advisory services business. QHR generates revenues from its consulting contracts by charging a consulting fee for its services based on the nature, scope and timeline of the services defined for each specific contract. During the year ended December 31, 2019, QHR had contracts during some or all of the year to provide healthcare consulting and other support services to 110 hospitals and other healthcare related clients located in 37 states with a total of approximately 10,300 licensed beds.

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

Business Strategy

Our business strategy is to provide high quality patient care to the communities we serve, with a near term focus of increasing the effectiveness of our revenue cycle functions, reducing our debt, and refining our service lines to address the needs of the markets that we represent. We intend to grow our revenues and operating margins by expanding specialty care and outpatient service lines at our hospitals, primarily by recruiting talented physicians and medical staff. We continuously aim to manage our operating costs, primarily through the efficient management of staffing, medical specialist costs and medical supply inventory levels, with a continued focus on enhancing patient safety and quality of care. In addition, our business strategy includes investing capital in renovations, expansion, medical-related technology and equipment at our existing healthcare facilities. As part of our efforts to accomplish these goals, we operate our healthcare facilities in accordance with the following strategic objectives:

•	strategically expand the breadth and capacity of the specialty care service lines and outpatient services we offer;
•	enhance patient safety, quality of care and satisfaction at our healthcare facilities; and
•	improve the operating and financial performance of our hospital and clinical operations business, including partnering with industry leaders such as our selection of R1 RCM.

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

Enhance Patient Safety, Quality of Care and Satisfaction at our Healthcare Facilities

Clinical quality is a high priority for us. We have various programs that support our hospitals and outpatient service facilities to continuously improve the safety, quality of care and satisfaction of patients receiving services from us. As an example, we maintain active safety and quality training programs for our senior hospital management, chief nursing officers, quality control directors, physicians and other medical staff at our healthcare facilities. We also have programs that focus on sharing information among our hospital management teams to align best practices in medical treatment, operations and regulatory compliance. We seek to provide our hospitals with the infrastructure and technological capability to deliver high-quality care to patients. We believe measurements of patient, physician, medical staff and employee satisfaction provide important insight for our hospital leadership teams into the quality of care being administered to patients. Each of our hospitals has a hospital board that oversees the operations of the hospital and is responsible for matters such as establishing and monitoring policies related to medical, professional and ethical practices at the hospital and also ensuring these practices conform to U.S. healthcare industry standards and regulatory requirements. In addition, each of our hospitals conducts patient, physician, medical staff and employee satisfaction surveys to identify methods and opportunities for improving patient safety, quality of care and satisfaction. In addition, we have standardized many of our processes for documenting compliance with accreditation requirements and clinical best practices that have positive track records in leading to improved patient experiences at our healthcare facilities. For example, we established a baseline at each of our hospitals in April 2013 for monitoring the Serious Safety Event Rate. As of September 30, 2019, we have reported 81.8% fewer serious safety events in comparison to our baseline in 2013.

Improve the Operating and Financial Performance of our Hospital and Clinical Operations Business, Including Partnering with Industry Leaders such as our Selection of R1 RCM.

We intend to improve the operating and financial performance at each of our hospitals and outpatient service facilities through frequent and ongoing evaluation of our operations, focusing on hospital-specific strategic initiatives, growing revenues by expanding specialty care and outpatient service line offerings, controlling operating costs and aligning incentive compensation with operating and financial performance to reward our hospital management teams. In general, we believe our opportunities for improving operating and financial performance are hospital-specific and we intend to develop an operating and marketing strategy tailored to the individual community they serve. Our strategic initiatives and operating cost control efforts include tasks such as continuously focusing on revenue cycle management and collections with our strategic partner R1 RCM, adhering to established protocols related to medical supplies utilization, monitoring medical staffing levels and reducing contract labor usage. We believe these efforts, in combination with other initiatives aimed at improving our operating and financial performance, should lead to improved cash flow generation for us in the future.

Competition

The U.S. healthcare industry is highly competitive. We face competition from other healthcare providers for patients, and we utilize both employee and non-employee physicians at our hospitals and outpatient service facilities. Our non-employee physicians, in most cases, also provide services at healthcare facilities not owned by us. We seek to attract patients to our facilities by maintaining a reputation for high quality of care and patient satisfaction, providing convenient inpatient and outpatient settings for the delivery of healthcare services, and ensuring that we invest in technologically advanced medical equipment. Our ability to effectively compete for patients is impacted by commercial and managed care payor programs that influence patient choice by offering health insurance plans that restrict patient choice of provider. For example, plans with narrow network structures restrict the number of participating in-network provider plans, and plans with tiered network structures impose higher cost-sharing obligations on patients who obtain services from providers in a disfavored tier.

We are the sole provider of general and acute hospital healthcare services in 19 of our markets, which we generally define as the county where our hospital resides, which means we typically have less direct competition for our hospital services. Our hospitals face competition from out-of-market hospitals, including hospitals in urban areas that may have more comprehensive specialty care service lines, more advanced medical equipment and technology, more extensive medical research capabilities and resources or greater access to medical education programs. Patients in the markets where we operate hospitals may travel to out-of-market hospitals to seek medical treatment for a variety of reasons including, but not limited to, the need for services we do not offer or as a result of a physician referral. Patients who seek medical treatment from an out-of-market hospital may subsequently shift their preferences to that hospital for future healthcare services. We also face competition from other specialty care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers that are not affiliated with us. Our hospitals and many of the hospitals with whom we compete engage in physician alignment strategies, which may include employing physicians, acquiring physician practice groups, and participating in Accountable Care Organizations (“ACOs”) and, to the extent permitted by law, physician ownership of healthcare facilities. Consolidation within the payor industry, vertical integration efforts among payors and healthcare providers, and cost-reduction strategies implemented by large employer groups and their affiliates may also affect our competitive position.

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

Geographically Diversified Hospital Portfolio

We have a geographically diversified portfolio, which as of December 31, 2019 included 24 hospitals located across 14 states. Many of our hospitals operate in markets experiencing population growth. We believe our existing hospital portfolio is geographically well-positioned to adapt to ongoing changes in the U.S. healthcare industry and to respond to individual community needs related to healthcare services.

Track Record of Continuous Improvement in Clinical Quality, Safety and Patient Experience

We are committed to providing a high-quality and cost-effective healthcare experience for patients in collaboration with our physicians, medical staff and third-party payors. We have continued to focus on reducing our Serious Safety Events across all of our hospitals, and through September 30, 2019 we have seen an 81.8% reduction from our 2013 baseline. Our hospitals continually strive to achieve clinical excellence designations, such as Chest Pain Center accreditation by the Society of Cardiovascular Patient Care and Primary Stroke Center accreditation by The Joint Commission.

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

U.S. Healthcare Industry

Overview

According to CMS, total U.S. healthcare expenditures in 2018 grew by 4.6% to approximately $3.6 trillion and are projected to have grown 4.8% in 2019 to approximately $3.8 trillion. The CMS projections, published in February of 2019, indicate that total U.S. healthcare spending will grow at an average annual rate of 5.6% for 2019 through 2027, reaching $6.0 trillion by 2027 and accounting for approximately 19.4% of the total U.S. gross domestic product. CMS expects healthcare spending to be largely influenced by changes in economic conditions and demographics. The CMS projections are typically published once per year and are not updated to reflect interim changes, such as the COVID-19 pandemic.

Hospital care, the category within the U.S. healthcare industry in which we classify our hospital operations business, is the largest category of U.S. healthcare expenditures. The hospital care category is broadly defined to include services provided at acute care, rehabilitation and psychiatric healthcare facilities that are owned by the government or investors or that operate as not-for-profit facilities. CMS defines the hospital care category to include all services provided by hospitals to patients. Services include room and board, ancillary charges, services of employed physicians, inpatient pharmacy, hospital-based nursing home, home health care and any other service billed by hospitals in the United States for patient care. In 2019, hospital care expenditures are projected to have grown

5.1%, amounting to over $1.2 trillion. In 2019, CMS estimated that the hospital services category will amount to nearly $1.3 trillion in 2020 and projects growth in this category at an average of 5.7% annually from 2019 through 2027. According to the American Hospital Association, as of January 2020, there are approximately 5,198 community hospitals in the United States and approximately 1,821 of these hospitals are located in rural communities, which are the primary markets in which we operate hospitals.

Healthcare Reform

The healthcare industry in the United States remains subject to continuing regulatory and market uncertainty due to recent reforms and reform proposals. The current presidential administration and certain members of Congress have sought to repeal or make significant changes to the Affordable Care Act. In addition, governmental agencies and courts have narrowed the scope of the law’s reforms through subsequent interpretation. Courts and government agencies could eliminate provisions of the Affordable Care Act that are beneficial to us and leave in effect provisions that reduce our reimbursement. In addition, government and private payors’ efforts to fundamentally change the finance and delivery of health care may have an adverse effect on our business, results of operations, cash flow and liquidity. For example, certain members of Congress have proposed measures that would expand government-sponsored coverage of healthcare expenses, including single-payor proposals. Other industry groups, such as large employers and private payors and their affiliates, have also proposed reforms to the structure of private health insurance. The extent to which the COVID-19 pandemic could impact the future of healthcare reform, including the Affordable Care Act, will depend on future developments that are highly uncertain and cannot be accurately predicted. Although the future impact of the COVID-19 pandemic is uncertain, it has emphasized the importance of hospitals and front line service providers.

Demographic Trends

According to the U.S. Census Bureau, in 2016, the U.S. population included approximately 49.2 million people living in the United States age 65 or older, comprising 15.2% of the total U.S. population. By 2035, the U.S. Census Bureau predicts the number of people age 65 or older living in the United States will increase to approximately 78.0 million, or 21.4% of the total U.S. population. Due to increasing life expectancy, people living in the United States age 85 or older is also expected to increase from approximately 6.4 million in 2016 to 11.8 million by 2035. The increase in life expectancy is expected to increase the demand for healthcare services and, as importantly, the demand for more innovative means of delivering healthcare services.

The following tables set forth certain information with respect to the demographics within our service area based on U.S. Census Bureau data compiled by us for the specific markets in which we operate hospitals:

	Living in our Service Areas		Living in the United States
	% Change from	% Change from	% Change from	% Change from
	2010 to 2019	2019 to 2024	2010 to 2019	2019 to 2024

Total number of people	(0.8)%	0.5%	6.6%	3.8%
People aged 65 or older	23.7%	12.8%	32.8%	16.8%
People aged 85 or older	10.6%	4.6%	18.7%	6.9%

	Living in Our Service Areas		Living in the United States
	Actual % of Total	Expected % of Total	Actual % of Total	Expected % of Total
	Population in 2019	Population in 2024	Population in 2019	Population in 2024

People aged 65 or older	17.4%	19.6%	17.3%	18.3%
People aged 85 or older	2.1%	2.2%	2.1%	2.2%

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

Hospital companies are acquiring an increasing number of physician practices and other outpatient service facilities as part of their physician alignment strategies to position themselves for reduction of readmissions, payment bundling and other payment restructuring models. Similarly, commercial and non-governmental managed care third-party payors have been consolidating and, in some cases, acquiring complementary service providers in an effort to offer more competitive programs.

Payment Trends

In recent years, the Affordable Care Act and the consolidation activity within the U.S. healthcare industry, among other factors, have resulted in higher deductible and co-payment requirements due from patients, which in turn have increased financial risk for hospitals. The amount of uncollectible patient account balances is expected to increase in response to rising medical prices and to greater financial burden on insured patients. These increases have been partially offset by the reduction in costs associated with previously uninsured patients benefiting from Medicaid expansion due to the Affordable Care Act. However, it is unclear whether these effects will continue due to uncertainty regarding the future of the Affordable Care Act and other health reform initiatives. The extent to which the COVID-19 pandemic could impact the future of our payment trends will depend on future developments that are highly uncertain and cannot be accurately predicted.

Outpatient Services Trends

In recent years, hospital companies have generally experienced an increase in the percentage of total revenues associated with outpatient healthcare services. This shift in revenues is primarily attributable to advances in medical technology, which have permitted more procedures to be performed in an outpatient setting. In addition, increased pressure from the Medicare and Medicaid programs, commercial health insurance companies and managed care plans to reduce the number of days a patient stays in the hospital has also contributed to the increase in outpatient healthcare services. Patients and third-party payors have been seeking lower cost service settings through outpatient service facilities on an increasing basis as the number of outpatient service facilities and the types of services available through outpatient service facilities increase. Certain third-party payors are imposing limitations and adjusting coverage of inpatient services for types of services currently available in outpatient settings. Further, recent changes to Medicare policy affecting the reimbursement methodology for certain items and services provided by off-campus provider-based hospital departments have generally resulted in reduced payment rates for hospital outpatient settings. For the years ended December 31, 2019, 2018 and 2017, outpatient healthcare services represented 57.3%, 55.9% and 55.0%, respectively, of our net patient revenues, before any implicit price concessions.

Health Insurance Coverage Trends

The Affordable Care Act, as initially structured, mandated that substantially all U.S. citizens maintain health insurance coverage, while expanding access to coverage through a combination of private sector health insurance reforms and public program expansion. In recent years, most of the states that have experienced the greatest reductions in rates of uninsured individuals have been those that expanded Medicaid coverage and established healthcare insurance exchanges at the state level. However, CMS has indicated that it intends to increase state flexibility in the administration of Medicaid programs, including allowing states to condition Medicaid enrollment on work or other community engagement. Further, there is considerable uncertainty regarding the future of the Affordable Care Act, making it difficult to predict future trends in health insurance coverage. The presidential administration and certain members of Congress have stated their intent to repeal or make significant changes to the Affordable Care Act, its implementation or its interpretation. In 2017, Congress eliminated the financial penalties associated with the individual mandate, effective January 1, 2019, which may impact the number of individuals who elect to purchase health insurance. In addition, the President signed an executive order directing agencies to relax limits on certain health plans, potentially allowing for fewer plans that adhere to specific Affordable Care Act coverage mandates. Several private health insurers have limited their participation in or withdrawn from the healthcare insurance exchanges, and the presidential administration has taken steps, including ending cost-sharing subsidies that were previously available to insurers, which may threaten the long-term viability of those marketplaces. Government efforts to change, alter the implementation of, or repeal the Affordable Care Act, or otherwise influence financial and delivery systems within the healthcare industry, may have an adverse effect on our business, results of operations, cash flows, capital resources and liquidity. The extent to which the COVID-19 pandemic could impact the future of health insurance coverage trends will depend on future developments that are highly uncertain and cannot be accurately predicted.

Revenues

We generate revenues by providing healthcare services at our hospitals and affiliated outpatient service facilities to patients seeking medical treatment. Hospital revenues depend on, among other factors, inpatient occupancy and acuity levels, the volume of outpatient procedures and the charges and negotiated reimbursement rates for the healthcare services provided. Our primary sources of payment for patient healthcare services are third-party payors, including the Medicare and Medicaid programs, Medicare and Medicaid managed care programs, commercial insurance companies, other managed care programs, workers’ compensation carriers and employers. Self-pay revenues are the portion of our revenues generated from providing healthcare services to patients who do not have health insurance coverage, as well as the patient responsibility portion of charges that are not covered for an individual by a health insurance program or plan. We generate revenues related to our QHR business when hospital management advisory and healthcare consulting services are provided. We generate other non-patient revenues primarily from rental income and hospital cafeteria sales.

Amounts we collect for medical treatment of patients covered by Medicare, Medicaid and non-governmental third-party payors are generally less than our standard billing rates. Our standard charges and reimbursement rates for routine inpatient services vary significantly depending on the type of medical procedure performed and the geographical location of the hospital. Differences in our standard billing rates and the amounts we expect to collect from third-party payors are classified as contractual adjustments. The reimbursements we ultimately receive as payments for services are determined for each patient instance of care, based on the contractual terms we negotiate with third-party payors or based on federal and state regulations related to governmental healthcare programs. Except for emergency department services, our policy is to determine the payment methodology with patients prior to when the services are performed. Self-pay and other payor discounts are incentives offered to uninsured or underinsured patients or other payors to reduce their costs of healthcare services. Billings and collections were outsourced to CHS under a TSA that was entered into with CHS in connection with the Spin-off through September 30, 2019. See Note 16 — Related Party Transactions in the accompanying consolidated financial statements for additional information on these agreements. On May 8, 2019, we entered into an agreement with R1 RCM to receive end-to-end revenue cycle management services. The agreement with R1 RCM has, among other things, allowed for us to transition our billing and collection services from CHS to R1 RCM. In July 2019, R1 RCM began providing limited services to us, such as status review on aged accounts receivable and insurance denials. Effective October 1, 2019, we transitioned our billing and collection services from CHS to R1 RCM.

The following table provides a summary of our net operating revenues by payor source (dollars in thousands):

	Year Ended December 31,
	2019		2018		2017
	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total

Medicare	$480,475	28.4%	$532,097	28.3%	$613,846	29.6%
Medicaid	351,297	20.8%	352,111	18.7%	417,656	20.2%
Managed care and commercial	673,770	39.9%	754,572	40.2%	788,943	38.1%
Self-pay and self-pay after insurance	109,515	6.5%	157,435	8.4%	154,402	7.4%
Non-patient	74,569	4.4%	82,374	4.4%	97,323	4.7%
Total net operating revenues	$1,689,626	100.0%	$1,878,589	100.0%	$2,072,170	100.0%

Revenues from Medicare and Medicaid managed care programs are included in Medicare and Medicaid revenues, respectively, in the table above. In addition, the table above includes a $21.0 million change in estimate we recorded as of December 31, 2017. The $21.0 million change in estimate was a result of our analysis of our self-pay patient accounts receivable at a more comprehensive and disaggregated level and the refinement of our estimate of the collectability of the portion of self-pay accounts receivable related to insured patients, primarily co-pays and deductibles. Our analysis also included an evaluation of patient accounts receivable retained in the divestitures of six of our divested hospitals.

Reimbursement under Governmental Healthcare Programs

We receive payments for a substantial portion of our revenues from the Medicare and Medicaid programs, including Medicare managed care plans, known as Medicare Advantage Plans, and the Medicaid managed care plans. Medicare is a federal program that provides health insurance benefits to individuals age 65 and older, some disabled individuals and individuals with end-stage renal disease. Medicaid is a federal and state funded program, administered at the state level, which provides health insurance benefits and subsidies to certain individuals who are unable to pay for healthcare services or health insurance on their own. All of our hospitals are certified as providers under the Medicare and Medicaid programs.

The payments we receive under the Medicare and Medicaid programs are generally significantly less than the standard charges at our hospitals for the healthcare services provided. Furthermore, reimbursement payments under federally-funded healthcare programs are subject to across-the-board spending cuts to the federal budget imposed by the Budget Control Act of 2011. These sequestration cuts, as they are known, require reductions in reimbursement rates through federal fiscal year 2027. The Affordable Care Act, as currently structured, also imposes significant reductions on Medicare and Medicaid reimbursement rates. The federal government updates reimbursement rates annually. Legislation or regulation may result in payment reductions in the Medicare or Medicaid programs that could negatively impact our business. Our ability to adapt to the ongoing regulatory changes in the Medicare and Medicaid programs will be a significant factor in our ability to operate our hospitals and affiliated outpatient healthcare facilities successfully in the future. See “Item 1. Business — U.S. Healthcare Industry” for statistical information on U.S. population trends. In addition, see “Item 1. Business — COVID-19 Pandemic” for information related to the CARES Act and the potential impact in 2020 on our reimbursement under governmental healthcare programs. The extent to which the COVID-19 pandemic could impact the future of our reimbursement under governmental healthcare programs will depend on future developments that are highly uncertain and cannot be accurately predicted.

Medicare Reimbursement

Under the Medicare program, we are paid for inpatient and outpatient healthcare services provided to qualifying Medicare beneficiaries at our hospitals and other healthcare facilities. Medicare is funded by the federal government under a series of individual programs. For example, the Part A program covers hospital, skilled nursing facility, home health and hospice care services and the Part B program covers physician services, preventive care, durable medical equipment, hospital outpatient services, laboratory tests, x-rays, mental health care and some home health and ambulance services. Medicare Advantage Plans, which is the customary term for the Part C program, are administered by private third-party payors that contract with the Medicare program to provide Medicare Part A and Part B benefits to participants. They include plans organized as health management organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service plans, special needs plans and Medicare medical savings account plans. We are paid directly by the third-party payor that administers a Medicare Advantage Plan for the healthcare services we provide to patients enrolled in one of these plans. The regulations governing reimbursement under the Medicare program also generally apply to Medicare Advantage Plans. See “Item 1. Business — COVID-19 Pandemic” for information related to the CARES Act and the potential impact on our 2020 Medicare reimbursement.

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

CMS adjusts the MS-DRG payment rates annually, using the “market basket index” to account for changes to the costs of goods and services purchased by hospitals. For federal fiscal year 2020, which began on October 1, 2019, CMS increased the reimbursement rate by approximately 3.1% for hospitals that successfully report the quality measures of the Hospital Inpatient Quality Reporting (“IQR”) Program and are meaningful EHR users. This rate increase accounts for a projected market basket update of 3.0% and a 0.5% adjustment required by legislation which was negatively adjusted by 0.4 for the multi-factor productivity measure. Hospitals that do not successfully report quality data under the IQR Program are subject to a 25% reduction of the market basket update. Hospitals that are not meaningful EHR users are subject to an additional 75% reduction of the market basket update. Based on our current portfolio, we estimate that the CMS payment rate changes indicated above will increase our inpatient Medicare reimbursement by $4.6 million in 2020.

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

Hospital outpatient services paid under the OPPS are grouped into ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. CMS has established a payment rate for each APC, and it updates these rates annually on a calendar year basis. For calendar year 2020, CMS issued a final rule that it estimates will result in a 2.6% payment increase for hospitals paid under the OPPS. This reflects a market basket increase of 3.0%, with a negative 0.4 percentage point multi-factor productivity adjustment, along with other policy changes. For calendar year 2020, these policy changes include an update to ASC payment rates to be based on the hospital market basket rate as opposed to the CPI-U for calendar years 2019-2023. CMS also is updating ASC rates for calendar year 2020 by 2.6%. This change will help promote site neutrality between hospitals and ASCs. In addition to these broad OPPS-wide adjustments, hospitals that fail to meet quality data reporting requirements are subject to a 2.0 percentage point reduction to the market basket update. Based on our current portfolio, we estimate that the cumulative changes to OPPS payments will increase our outpatient Medicare reimbursement by $1.1 million in 2020.

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

Medicare Disproportionate Share Hospital Payments. In addition to making payments related to specific patient services, Medicare provides financial support to hospitals that treat a disproportionately large number of low-income patients. These Disproportionate Share Hospital (“DSH”) payments are determined annually based on statistical information required by the HHS and are paid as a percentage addition to MS-DRG payments. The Affordable Care Act reduced Medicare DSH payments to 25% of the amount they otherwise would have been absent the law. The remaining 75% of the amount that would have been paid is earmarked for an uncompensated care payment pool that is adjusted each year by a formula that reflects reductions in the U.S. uninsured population that is under 65 years of age. Thus, the greater the rate of coverage for the previously uninsured population, the more the Medicare uncompensated care pool will be reduced. Each eligible hospital is then paid, out of the uncompensated care pool, an amount based upon its estimated cost of providing uncompensated care. The IPPS final rules for federal fiscal years 2020 and 2019 established the uncompensated care amounts to be distributed to qualifying hospitals in these years as nearly $8.4 billion and $8.3 billion, respectively. Medicare DSH payments received in the aggregate by our hospitals for 2019, 2018 and 2017 were approximately $9.9 million, $10.3 million and $8.9 million, respectively. We estimate the amount to be received for 2020 to be approximately $9.1 million. The passing of the CARES Act in March 2020 removed the sequestration reduction related to Medicare settlements from May

2020 through December 2020. We estimate the additional amount to be received by our hospitals during that period to be approximately $3.0 million.

Medicare Administrative Contractors. CMS competitively bids the Medicare fiscal intermediary and Medicare carrier functions to Medicare Administrative Contractors (“MACs”) in 12 defined jurisdictions. Each MAC is geographically assigned and serves both Medicare Part A and Part B providers within its given jurisdiction. In connection with past consolidation efforts, CMS gave chain providers the option of having all hospitals use one home office MAC. Although we elected to use one MAC, CMS has not yet transitioned all of our hospitals to one MAC and has not provided a clear timeline for doing so. MAC transitions impact Medicare claims processing, which could delay reimbursement payments and adversely affect our cash flows. MAC transitions may also be prompted by the periodic re-soliciting by CMS of MAC bids in a jurisdiction.

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

The Affordable Care Act requires states to expand Medicaid coverage by adjusting eligibility requirements such as income thresholds. A number of states have opted out of the Medicaid expansion provisions, which they may do without losing federal funding. Eight of the 14 states in which we operate hospitals have expanded coverage under their state Medicaid programs. For the year ended December 31, 2019, our hospitals and affiliated outpatient service facilities located in these eight states generated 81.6% of our total net patient revenues, before implicit price concessions, excluding our divested hospitals and affiliated outpatient services facilities. However, there is uncertainty regarding the future of the Affordable Care Act, including its Medicaid expansion provisions. In addition, budget pressures have prompted many states to consider reducing Medicaid funding, as Medicaid is often the state’s largest program. Some states have adopted or are considering legislation intended to reduce coverage, increase enrollment in managed care programs or otherwise finance the system. Several states use, or have applied to use, waivers granted by CMS to implement expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS has indicated that it intends to increase state flexibility in the administration of Medicaid programs, including approving waivers that allow states to condition enrollment on work or other community engagement. However, the Affordable Care Act, as enacted, required that states maintain certain eligibility standards for children at the same levels that were in place as of March 23, 2010, until October 1, 2019. These eligibility standards were extended through the Healthy KIDS Act through September 30, 2023, but after October 1, 2019, the requirement applies only to children in families with incomes at or below 300% of the federal poverty level. Thus, states with eligibility levels above 300% of the federal poverty level have the option to maintain or reduce coverage levels for children to 300% of the federal poverty level. The Affordable Care Act also prohibits the use of federal funds under the Medicaid program to reimburse providers for medical services provided to patients to treat hospital acquired conditions.

See “Item 1. Business — COVID-19 Pandemic” for information related to the CARES Act and the potential impact on our 2020 Medicaid reimbursement.

Medicaid Disproportionate Share Hospital and Supplemental Payments. Currently, most states, including 13 of the 14 states in which we operate, utilize supplemental payment programs, including disproportionate share hospital (“DSH”) programs, for the purpose of providing additional payments for services to providers, such as our hospitals, to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from CMS and funded with a combination of federal and state resources, including, in certain states, taxes, fees or other program costs (collectively, “provider taxes”) levied on the providers participating in the programs. Hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. States then distribute the DSH funding among qualifying hospitals, as determined in each state. States have broad discretion to define which hospitals qualify for Medicaid DSH payments and the amount of such payments. Under the budget bill signed into law in February 2018, Medicaid DSH funding will be reduced by $4 billion in federal fiscal year 2020, which begins on October 1, 2019, and by $8 billion per year in federal fiscal years 2021 through 2025. On December 20, 2019, this reduction was delayed until May 22, 2020; however, the passing of the CARES Act in March 2020 delayed these reductions through December 2020. In addition to DSH payments, some states operate programs that provide for supplemental payments to bridge the gap between hospital operating costs and Medicare reimbursement. Various federal policy changes are focused on limiting the use of other types of supplemental payments. For example, CMS began limiting “pass-through payments” to Medicaid managed care plans in 2016 and will ultimately prohibit such payments by 2027. See “Item 1. Business — COVID-19 Pandemic” for information related to the CARES Act and the potential impact on our 2020 Medicaid disproportionate share hospital and supplemental payments. The extent to which the COVID-19 pandemic could impact the future of our Medicaid disproportionate share hospital and supplemental payments will depend on future developments that are highly uncertain and cannot be accurately predicted.

We recognize the reimbursement payments due to us from state supplemental payment programs in the periods amounts are estimable and revenue collection is reasonably assured. These amounts are recorded in operating revenues as favorable contractual allowances and the costs we incur under these programs are recorded as other operating expenses.

The following table shows the portion of our Medicaid reimbursements attributable to state supplemental payment programs (in thousands):

	Year Ended December 31,
	2019	2018	2017

Medicaid state supplemental payment program revenues	$173,122	$200,036	$211,448
Provider taxes and other expenses	68,252	74,709	75,388
Reimbursements attributable to state supplemental payment programs, net of expenses	$104,870	$125,327	$136,060

The following table provides a summary of the amounts due from and to state supplemental payment programs (in thousands):

	December 31,
	2019	2018

Due from state supplemental payment programs	$21,731	$49,069

Due to state supplemental payment programs	$6,794	$13,678

Several states in which we operate face budgetary challenges that have resulted, and likely will continue to result, in reduced Medicaid funding levels to hospitals and other providers. Continuing pressure on state budgets and other factors could result in future reductions to Medicaid payments, payment delays or additional provider taxes being assessed on hospitals participating in these programs. The extent to which the COVID-19 pandemic could impact our Medicaid funding levels will depend on future developments that are highly uncertain and cannot be accurately predicted.

The following table shows the portion of our Medicaid reimbursements by state attributable to state supplemental payment programs (in thousands):

	Year Ended December 31,
	2019	2018	2017

Illinois	$59,174	$69,725	$82,152
California	19,028	28,332	25,121
Arkansas	7,993	8,638	6,789
New Mexico	6,725	4,795	6,403
All Other	11,950	13,837	15,595
Reimbursements attributable to state supplemental payment programs, net of expenses	$104,870	$125,327	$136,060

The California Department of Health Care Services implemented the Hospital Quality Assurance Fee (“HQAF”) program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medicaid (“Medi-Cal”) and uninsured patients. Under this program we recognized $17.1 million, $25.9 million and $22.0 million of operating revenues, net of provider taxes, for the years ended December 31, 2019, 2018 and 2017, respectively, which is included in the table above.

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

Under current law, commercial health insurance companies that participate in the health care exchanges (the “Exchanges”), which were established pursuant to the Affordable Care Act, are required to offer a set of minimum coverage benefits and a minimum number of levels of plans that vary depending on the percentage of total premium costs to be paid by the insured individual. Our hospitals participate in the provider networks of various insurers offering plan options on the Exchanges. However, in 2017, the President signed an executive order directing agencies to relax limits on certain health plans, potentially permitting the sale of short-term health insurance plans and coverage that does not meet the Affordable Care Act’s minimum requirements. In addition, several insurers have withdrawn from or limited their participation in the Exchanges, which may threaten the long-term viability of those marketplaces.

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

The Affordable Care Act

The Affordable Care Act, as initially structured, mandated that substantially all U.S. citizens maintain health insurance coverage, while expanding access to coverage through a combination of private sector health insurance reforms and public program expansion. However, there is considerable uncertainty with regard to the future of the Affordable Care Act, as the presidential administration and certain members of Congress have expressed their intent to repeal or make significant changes to the law, its implementation and its interpretation. For example, in 2017, Congress eliminated the financial penalties associated with the individual mandate, effective January 1, 2019. Further, in June 2018, the Department of Labor issued a final rule expanding availability of association health plans, which are not required to cover all of the essential health benefits mandated by the Affordable Care Act. This change may result in individuals purchasing less comprehensive coverage. In addition, several private health insurers have withdrawn from or limited their participation in the Exchanges, and the presidential administration has taken steps, including ending cost-sharing subsidies that were previously available to insurers, which may threaten the long-term viability of those marketplaces. Further, in December 2019 in Texas v. U.S., 945 F.3d (5th Cir. 2019), the United States Court of Appeals for the Fifth Circuit determined that the Affordable Care Act’s individual mandate is unconstitutional, and it remanded the case to the District Court to further analyze whether the rest of the Affordable Care Act could survive without the individual mandate. A group of Democratic state officials and the House of Representatives have petitioned the Supreme Court to review the decision, and there continues to be uncertainty about the future of the law. The extent to which the COVID-19 pandemic could impact the future of the Affordable Care Act will depend on future developments that are highly uncertain and cannot be accurately predicted.

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

Of the total supplemental payments received by all hospitals, our portion represents 0.16%. We are estimating that our net impact for Phase VI over the 30-month period, January 1, 2019 through December 31, 2021, will be $27.6 million. While uncertainties regarding the timing and amount of payments under the HQAF program exist, our estimates of future cash collections at this time, net of any provider taxes, including those related to previous programs, are $2.8 million in 2020 and $0.9 million in 2021. These estimates take into consideration the sale of Watsonville Community Hospital and its affiliated entities (“Watsonville”), which was sold on September 30, 2019. The timeline for Phase VI payments has not been released by the State of California and are not included in our estimates.

Other Government Laws and Regulations

As a result of the COVID-19 pandemic, there has been temporary relief for a number of healthcare regulations, including HIPPA regulations to encourage the utilization of telehealth programs as well as state and federal medical licensing requirements typically imposed on healthcare facilities.

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

Federal Anti-Kickback Statute

The Federal Anti-Kickback Statute (“Anti-Kickback Statute”), a subsection of the Social Security Act, makes it a felony to knowingly and willfully offer, pay, solicit, or receive remuneration, directly or indirectly, in order to induce patient referrals or business that is reimbursable under any federal healthcare program. Violations under the Anti-Kickback Statute may result in exclusion from federal healthcare programs and the imposition of criminal and civil fines, including the payment of damages up to three times the amount of the remuneration involved. The civil monetary penalties are updated annually based on changes to the consumer price index. Further, submission of a claim for services or items generated in violation of the Anti-Kickback Statute constitutes a false claim under the FCA.

The HHS Office of Inspector General (“OIG”) is responsible for identifying and investigating fraud and abuse activities in federal healthcare programs. As part of its duties, the OIG provides guidance to healthcare providers by identifying types of activities that could violate the Anti-Kickback Statute. The OIG has published regulations that set forth “safe harbors” protecting certain payment and business practices that are deemed not to violate the Anti-Kickback Statute. To be protected by a safe harbor, an arrangement must fit squarely in the safe harbor and satisfy all of its requirements. The failure of a particular activity to comply with the safe harbor regulations does not necessarily mean that the activity violates the Anti-Kickback Statute; however, such failure may lead to increased scrutiny by the OIG or other governmental enforcement agencies.

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

The Stark Law

The Social Security Act also includes a physician self-referral law, a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients for “designated health services” to healthcare entities in which they or any of their immediate family members have ownership interests or other financial arrangements, unless an exception applies. These types of referrals are commonly known as “self-referrals.” The Stark Law also prohibits entities that provide designated health services reimbursable by Medicare or Medicaid from billing these programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral. “Designated health services” include, among other things, inpatient and outpatient hospital services.

Sanctions for violating the Stark Law include denial of reimbursement payments under federal healthcare programs, substantial civil monetary penalties and exclusion from participation in federal healthcare programs. In addition, the Stark Law provides for a penalty of up to $169,153 for engaging in activities intended to circumvent the Stark Law prohibitions. These civil monetary penalties are updated annually based on changes to the consumer price index.

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

We maintain policies and procedures to respond to RAC requests and payment denials. Payment recoveries resulting from RAC reviews and denials are appealable, and we pursue reversal of adverse determinations at appropriate appeal levels. Depending upon the growth of RAC programs and our success in appealing claims, our results of operations and cash flows could be negatively impacted. Currently, there are significant delays in the assignment of new Medicare appeals to Administrative Law Judges. According to the Office of Medicare Hearings and Appeals, the average processing time in fiscal year 2019 was approximately four years. As a result of a federal court ruling in 2018, however, the processing time is being reduced as a federal judge ordered the Department of Health and Human Services to decrease the number of pending Medicare appeals according to a specific schedule by FY 2022.

Annual Cost Reports

Hospitals participating in the Medicare, Medicaid and TRICARE programs are required to meet specified financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients.

Annual cost reports required under the Medicare and some Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. Finalization of these audits often takes several years. Providers can appeal final determinations made in connection with an audit. MS-DRG outlier payments have been and continue to be a subject of CMS audit and adjustment. The OIG is also actively engaged in audits and investigations into alleged abuses of the MS-DRG outlier payment system. For the years ended December 31, 2019, 2018 and 2017, we recorded net favorable (unfavorable) contractual allowance adjustments in net operating revenues of $2.2 million, $(0.3) million and $2.0 million, respectively, related to previous program reimbursement estimates and final cost report settlements.

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

State Certificate of Need Laws

In some states where we operate hospitals and outpatient service facilities, the construction or expansion of healthcare facilities, the acquisition of healthcare facilities, the transfer or change of ownership related to healthcare facilities and the addition of new licensed beds or healthcare service lines at healthcare facilities may be subject to review, prior approval or notification with a state regulatory agency under a certificate of need (“CON”) program. Such laws are generally in place for the reviewing state regulatory agency to determine the public need for additional or expanded healthcare facilities and services in a specific market. As of December 31, 2019, we operated 18 hospitals in 9 states that have adopted CON programs. See “Item 2. Properties” for a table that denotes the states where we operate hospitals in which CON programs are present. The failure to provide required notification and obtain necessary approval in states having a CON program can result in the inability to expand, acquire or change ownership related to healthcare facilities in a particular market. Violations of these state laws may result in the imposition of civil sanctions or the revocation of a hospital’s licenses.

In addition, some states in which we operate do not require a CON for the purchase, construction or expansion of healthcare facilities or services. Additionally, from time to time, statutes with existing requirements may repeal or limit the scope of the CON programs for future entry. In these cases, our competing healthcare providers could face lower barriers to entry and expansion into certain states where we operate hospitals. As of December 31, 2019, we operated 6 hospitals in 5 states that have not adopted CON programs.

Corporate Practice of Medicine and Fee-Splitting

Some states have adopted laws that prohibit unlicensed individuals or business entities from employing physicians. Some states also have adopted laws that prohibit unlicensed individuals or business entities from making direct or indirect payments to physicians or that prohibit these parties from engaging in fee-splitting arrangements. Physicians that violate these laws are subject to sanctions, including loss of licensure, civil and criminal penalties and rescission of business arrangements. Laws, such as these, vary from state to state, are often vague and have seldom been interpreted by the courts or state regulatory agencies. We structure our arrangements with employed physicians to comply with the state laws where we operate. We can give no assurance that governmental agencies responsible for enforcing these laws will not assert that we are in violation of these laws. These laws could also be interpreted by the courts in a manner inconsistent with our interpretations. See “— Employees and Medical Staff — Physicians” below for additional information on our employed physicians.

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

Environmental Matters

We are subject to a number of federal, state and local laws and regulations governing the use, discharge and disposal of hazardous materials, including medical and pharmaceutical waste products. We do not currently expect we will be required to expend any material amounts in order to comply with these laws and regulations. It is possible, however, that environmental issues may arise in the future which we cannot now predict.

Supply Contracts

We purchase medical supplies, equipment, pharmaceuticals and certain other items under an agreement with a group purchasing organization (“GPO”) that covers all of our hospitals and their affiliated outpatient service facilities. By participating in a group purchasing organization, we believe that we can procure items at more competitively priced rates than we would pay for similar items without such agreement. In addition, we provide a service opportunity to our QHR hospital clients to contract with us for purchases that we make on their behalf under the terms of our agreement with this group purchasing organization. As a result of the COVID-19 pandemic, in 2020 we are experiencing supply chain disruptions, including shortages, delays and significant price increases in equipment, pharmaceuticals and medical supplies, particularly personal protective equipment.

Intellectual Property

We rely on a combination of trademark, copyright and trade secret laws, as well as contractual terms and conditions, to protect our rights in our intellectual property assets. However, third parties may develop intellectual property that is similar or superior to ours. We also license third-party software, other technology and certain trademarks through agreements that impose certain restrictions on our ability to use the licensed items. We control access to and use of our software and other technology through a combination of internal and external controls. Although we do not believe the intellectual property we utilize infringes any intellectual property right held by a third party, we could be prevented from utilizing such property and could be subject to significant damage awards if our use is found to do so.

Agreements with CHS Related to the Spin-off

In connection with the Spin-off and effective as of April 29, 2016, we entered into certain agreements with CHS that allocated between us and CHS the various assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) that were previously part of CHS. In addition, these agreements govern certain relationships between, and activities of, us and CHS for a definitive period of time after the Spin-off date, as specified by each individual agreement.

A summary of these agreements follows:

•

Separation and Distribution Agreement. This agreement governed the principal actions of both QHC and CHS that needed to be taken in connection the Spin-off. It also sets forth other agreements that govern certain aspects of our relationship with CHS following the Spin-off.

•

Tax Matters Agreement. This agreement governs respective rights, responsibilities and obligations of QHC and CHS after the Spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state and local income taxes, other tax matters and related tax returns.

•

Employee Matters Agreement. This agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of both QHC and CHS. It also allocated liabilities and responsibilities relating to employment matters, employee compensation and benefit plans and programs as of the Spin-off date.

In addition to the agreements referenced above, we entered into certain transition services agreements and other ancillary agreements with CHS, as described below, defining agreed upon services to be provided by CHS to certain or all of our hospitals, as determined by each agreement, commencing on the Spin-off date. Certain of these agreements have been terminated as described below. The remaining agreements generally have terms of five years. Due to the COVID-19 pandemic and the limited access we currently have to our hospitals for all functions unrelated to patient care, the transition of our Computer and Data Processing Services Agreement has been temporarily delayed. As a result, we are currently engaged in discussions with CHS regarding an extension of the term of the Computer and Data Processing Transition Services Agreement past April, 2021 to meet our information technology planning needs. We expect that these discussions will result in a mutually agreeable extension.

A summary of the major provisions of the transition services agreements that were in place as of December 31, 2019 follows:

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

The following agreements have been terminated and replaced with external service providers and internal resources:

•

Shared Service Centers Transition Services Agreement. This agreement was terminated effective October 1, 2019 and defined services provided by CHS related to billing and collections utilizing CHS shared services centers.

•

Receivables Collection Agreement (“PASI”). This agreement was terminated effective October 1, 2018 and defined services provided by CHS’ wholly-owned subsidiary, PASI, which served as a third-party collection agency to us related to accounts receivable collections of both active and bad debt accounts of QHC hospitals.

•

Billing and Collection Agreement (“PPSI”). This agreement was terminated effective October 1, 2018 and defined services provided by CHS related to collections of accounts receivable generated by our affiliated outpatient healthcare facilities.

•

Eligibility Screening Services Agreement. This agreement was terminated effective June 24, 2018 and defined services provided by CHS for financial and program criteria screening related to Medicaid or other program eligibility for pure self-pay patients.

The total expenses recorded by us under transition services agreements with CHS were $29.5 million, $51.2 million and $63.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Corporate Integrity Agreement

On July 28, 2014, CHS became subject to the terms of a five-year Corporate Integrity Agreement (“CIA”) with the Department of Health and Human Services Office of Inspector General (“OIG”) arising from a civil settlement with the U.S. Department of Justice, other federal agencies and identified relators that concluded previously announced investigations and litigation related to short stay admissions through emergency departments at certain of their affiliated hospitals. The OIG bound us to the terms of the CHS CIA commencing on the Spin-off date and applying to us for the remainder of the five-year compliance term required of CHS, which terminated on July 27, 2019. We believe that we operated our business in compliance with the CIA and are unaware of any historical actions on our part that could represent a violation under the terms of the CIA. We submitted our fifth annual report to the OIG on August 15, 2019. The OIG reviewed the report and provided a letter officially closing the CIA between the OIG and us effective November 19, 2019.

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

The professional and general liability reserves as of December 31, 2019 included a reduction in the second quarter of 2019 of $26.9 million related to prior periods resulting from our semi-annual actuarial analysis. Factors contributing to the change in estimate include the use of valuation techniques that place more emphasis on our claims subsequent to the Spin-off compared to historical trends, as well as more reliance on industry trend factors. The reduction in the frequency and severity of our claims is the result of internal initiatives in the areas of patient safety, risk management, and claims management, as well as external factors such as tort reform in certain key states.

A portion of our reserves for workers’ compensation and professional and general liability claims included on our balance sheets relates to reserved claims and incurred but not reported claims prior to the Spin-off. These claims were fully indemnified by CHS under the terms of the Separation and Distribution Agreement. As a result, we have a corresponding receivable from CHS related to these claims on our consolidated balance sheets. For the years ended December 31, 2019 and 2018, we had total liabilities of $82.5 million and $129.0 million related to insurance for professional and general liabilities and workers’ compensation liability, respectively, of which $45.1 million and $68.3 million, respectively, were the indemnified portions for which we have offsetting receivables from CHS.

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

Employee Health Benefits

We are self-insured for substantially all of the medical benefits of our employees. We maintain a liability for our current estimate of incurred but not reported employee health claims based on historical claims data provided by third-party administrators. The undiscounted reserve for self-insured employee health benefits was $7.8 million and $10.4 million as of December 31, 2019 and 2018, respectively. Expense each period is based on the actual claims received during the period plus any adjustment to the liability for incurred but not reported employee health claims.

Employees and Medical Staff

Employees

As of December 31, 2019, we had approximately 9,200 employees, including approximately 2,300 part-time employees. We are subject to various federal and state laws that regulate wages, hours, benefits and other terms and conditions relating to employment. We maintain a number of different employee benefit plans.

Physicians

Our hospitals are staffed by licensed physicians, including both employed physicians and physicians who are not employees of our hospitals. Our ability to generate revenues from our hospital operations business is impacted by the number, quality and specialty areas of practice of physicians providing healthcare services at our facilities, and additionally the scheduling and admitting of patients by these physicians. As of December 31, 2019, we had approximately 262 employed physicians at our hospitals and affiliated outpatient service facilities. Some physicians provide services in our healthcare facilities pursuant to a contract with us. These contracts generally describe the types of healthcare services that the physician is contracted to perform, establish the duties and obligations of the physician, require certain performance criteria be met by the physician and fix the compensation arrangements for the services performed by the physician. Any licensed physician may apply to be accepted to the medical staff of any of our hospitals, but the hospital’s medical staff and the board of directors of the hospital, in accordance with established credentialing criteria, must approve the physician’s acceptance to the medical staff. Members of the medical staffs of our hospitals often also serve on the medical staffs of other hospitals that we do not own and may terminate their affiliation with one of our hospitals at any time. It is essential to our hospital operations business that we attract an appropriate number of quality physicians in the specialty care service areas required to support our hospital operations business and that we maintain good relationships with our physicians. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain desired specialty care service areas and are affected by the difficulty that physicians can experience in obtaining affordable malpractice insurance.

Unions and Labor Relations

As of December 31, 2019, we had approximately 1,500 employees, including approximately 500 part-time employees, at our five hospitals represented by labor unions. We consider our employee relations to be good and have not experienced any work stoppages that had a material adverse impact on our business or results of operations.

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

Item 1A.Risk Factors

Our company faces a variety of risks. Many of these risks are beyond our control and could cause our actual operating results and financial performance to be materially different from our expectations. Some of these risks are described below, including risks related to our business, the Chapter 11 Cases, the effect of the current coronavirus (COVID-19) outbreak, the Spin-off, the U.S. healthcare industry, laws and regulations governing our industry, the securities markets and ownership of our common stock. Other risk factors, such as those related to our markets, operations, liquidity and interest rates, are described elsewhere in this Annual Report on Form 10-K, such as in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the events or circumstances described in any of the following risk factors or those contained elsewhere in this Annual Report on Form 10-K occur, our business, results of operations, financial condition or cash flows could be materially and adversely affected, the trading price of our common stock could decline, and our shareholders could lose all or part of their investment. Furthermore, our actual operating and financial results may differ materially from those predicted in any forward-looking statements we make in any public disclosures, including those summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to our Chapter 11 Proceedings

Our voluntary petitions for relief under Chapter 11 and our ability to successfully emerge as a stronger, leaner company are subject to a number of risks and uncertainties.

In 2019, we engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure needs, including strategic and refinancing alternatives to restructure our indebtedness in private transactions. These restructuring efforts led to the execution of the RSA and commencement of the Chapter 11 Cases in the Bankruptcy Court on April 7, 2020.

The Chapter 11 Cases may have a material adverse effect on our business, results of operations, financial condition and cash flows. Bankruptcy Court protection also may make it more difficult to retain management and the key personnel necessary to the success and profitability of our business. In addition, during the period of time we are involved in a bankruptcy proceeding, our providers, business partners, and suppliers might lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships.

Other significant risks and uncertainties associated with our Chapter 11 Cases include the following:

•

our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtor-in-possession;

•	delays in the Chapter 11 Cases;
•	our ability to confirm and consummate the Plan;
•	our ability to achieve our stated goals and continue as a going concern;
•

the effects of the filing of the Chapter 11 Cases on our business and the interest of various constituents, including our stockholders, business partners, vendors, physicians, medical staff and employees;

•	the high costs of bankruptcy proceedings and related advisory costs to affect our reorganization;
•	our ability to maintain relationships with suppliers, business partners, patients, physicians, medical staff and employees and other third parties as a result of the Chapter 11 Cases;
•	our ability to maintain contracts that are critical to our operations;
•	our ability to fund and execute our business plan;
•	our ability to obtain acceptable and appropriate debtor-in-possession financing;

•	risks associated with Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of the Chapter 11 Cases in general;
•	the length of time that we will operate with Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;
•

the ability of third parties to seek and obtain Bankruptcy Court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a U.S. trustee or to convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code (“Chapter 7”); and

•	risks associated with third-party motions in the Chapter 11 Cases, which may interfere with our ability to consummate the Plan.

Due to the risks and uncertainties associated with our Chapter 11 Cases, the ultimate impact that the events that occur during these proceedings will have on our business, results of operations, financial condition and cash flows cannot be predicted at this time.

Operating as a debtor-in-possession under Chapter 11 may restrict our ability to pursue our business strategies.

Under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. For example, we must obtain Bankruptcy Court approval to, among other things:

•	engage in certain transactions with our vendors and suppliers;
•	buy or sell assets outside the ordinary course of business;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•	grant liens; and
•	finance our operations, investments or other capital needs or to engage in other business activities that would be in our interest.

Delays in the Chapter 11 Cases may increase the risks of our being unable to reorganize our business and emerge from bankruptcy and may increase our costs associated with the bankruptcy process.

The RSA contemplates the consummation of the Plan through an orderly pre-packaged plan of reorganization, but there can be no assurance that we will be able to consummate the Plan. A prolonged Chapter 11 proceeding could adversely affect our relationships with our business partners, suppliers, patients, physicians, medical staff and employees, among other third parties, which in turn could adversely affect our business, competitive position, results of operations, financial condition and cash flows and our ability to continue as a going concern. Furthermore, a weakening of our results of operations, financial condition and cash flows could adversely affect our ability to implement the Plan (or any other plan of reorganization). If we are unable to consummate the Plan, we may be forced to liquidate our assets.

We may not be able to obtain Bankruptcy Court confirmation of the Plan or may have to modify the terms of the Plan.

Even if the Plan is approved by each class of holders of claims and interests entitled to vote (a “Voting Class”), the Bankruptcy Court, which, as a court of equity, may exercise substantial discretion and may choose not to confirm the Plan. Bankruptcy Code Section 1129 requires, among other things, a showing that confirmation of the Plan will not be followed by liquidation or the need for further financial reorganization for us, and that the value of distributions to dissenting holders of claims and interests will not be less than the value such holders would receive if we, the debtors, liquidated under Chapter 7 of the Bankruptcy Code. Although we believe that the Plan will satisfy such tests, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

Confirmation of the Plan will also be subject to certain conditions. These conditions may not be met and there can be no assurance that the Consenting Stakeholders will agree to modify or waive such conditions. Further, changed circumstances may necessitate changes to the Plan. Any such modifications could result in less favorable treatment than the treatment currently anticipated being included in the Plan based upon the agreed terms of the RSA. Such less favorable treatment could include a distribution of property (including the new common stock) to the class affected by the modification of a lesser value than currently anticipated to be included in the Plan or no distribution of property whatsoever under the Plan. Changes to the Plan may also delay the confirmation of the Plan and our emergence from bankruptcy, which could result in, among other things, incurred costs and expenses to the Debtors.

Our ability to emerge from Chapter 11 and operate as a going concern thereafter will depend on our ability to obtain suitable exit financing and reduce our debt and debt service costs.

The Plan provides that the Debtors will emerge from the Chapter 11 Cases with a new senior secured asset-based credit facility that replaces the existing ABL Facility (the “Exit ABL Facility”). The Debtors do not have a commitment from either the current lenders under the ABL Facility or a third party to provide the Exit ABL Facility. There is no guarantee that the Debtors will be able to secure such a commitment and, thus, the Debtors may seek to emerge from the Chapter 11 Cases without an Exit ABL Facility or with an Exit ABL Facility on unfavorable terms. Either situation would negatively impact our ability to emerge from the Chapter 11 Cases and continue to operate as a going concern.

Additionally, our current capital structure includes a high level of indebtedness. Our Plan contemplates restructuring, renegotiating, or otherwise discharging a substantial portion of our debt. Nevertheless, there is no guarantee that we will be able to successfully achieve sufficient reductions in our debt and debt service costs and other cost savings or otherwise meet our planned continuing obligations. Failure to achieve substantial interest cost reduction and other cost savings upon emergence from bankruptcy could materially hamper our ability to operate profitably after our emergence from the Chapter 11 Cases, and could result in our inability to continue as a going concern.

Termination of our exclusive right to file a Chapter 11 plan and the exclusive right to solicit acceptances could result in competing plans of reorganization, which could have less favorable terms or result in significant litigation and expenses.

We currently have the exclusive right to file a Chapter 11 plan through August 5, 2020, and the exclusive right to solicit acceptances of any such plan through October 4, 2020. Such deadlines may be extended from time to time “for cause” (as permitted by section 1121(d) of the Bankruptcy Code) with the approval of the Bankruptcy Court. However, it is also possible that (a) parties in interest could seek to shorten or terminate such exclusive plan filing and solicitation periods “for cause” (as permitted by section 1121(d) of the Bankruptcy Code) or (b) that such periods could expire without extension.

Although we expect to resolve the Chapter 11 Cases quickly, if our exclusive plan filing and solicitation periods expire or are terminated, other parties in interest will be permitted to file alternative plans of reorganization. An alternative plan of reorganization could contemplate us continuing as a going concern, us being liquidated, us or our assets being acquired by a third party, us being merged with a competitor, or some other proposal. There can be no assurances that recoveries under any such alternative plan would be as favorable to creditors as the Plan. In addition, the proposal of competing plans of reorganization may entail significant litigation and significantly increase the expenses of administration of the Chapter 11 Cases, which could deplete creditor recoveries under any plan.

If the RSA is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.

The RSA contains a number of termination events, upon the occurrence of which certain parties to the RSA may terminate the agreement. If the RSA is terminated as to all parties thereto, each of the parties will be released from its obligations in accordance with the terms of the RSA. Such termination may result in the loss of support for the Plan by the parties to the RSA, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that the Chapter 11 Cases would not be converted to Chapter 7 liquidation cases or that any new Plan would be as favorable to holders of claims against the Company and its subsidiaries as contemplated by the RSA.

The restructuring of the Company has required and will continue to require a substantial amount of time and attention of our senior management, which may have an adverse effect on our business and results of operations.

The restructuring of the Company has required and will continue to require a substantial portion of time and attention from our senior management team and will leave them with less time to devote to the operations of our business. Throughout the months of January, February and March of 2020, our management has spent considerable time participating in the development of recapitalization and financial reorganization plans, the business plan for the Company, the RSA and related reorganization activities. This diversion of management’s attention may have a material adverse effect on the conduct of our business, and, as a result, on our results of operations and financial condition, particularly if our emergence from the Chapter 11 Cases is protracted.

We may experience increased levels of employee attrition as a result of the Chapter 11 Cases.

As a result of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our results of operations, financial condition, and cash flows.

As a result of the Chapter 11 Cases, our historical financial information may not be comparable nor be indicative of our future financial performance.

During the Chapter 11 Cases, we expect our financial results to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance may not be indicative of our future financial performance.

Our capital structure will likely be significantly altered under any plan confirmed by the Bankruptcy Court. Under fresh-start accounting rules that may apply to us upon the effective date of a plan, our assets and liabilities would be adjusted to fair value, which could have a significant impact on our financial statements. Accordingly, if fresh-start accounting rules apply, our results of operations and financial condition following our emergence from Chapter 11 would not be comparable to the results of operations and financial condition reflected in our historical financial statements. In connection with the Chapter 11 Cases and the development of a plan of reorganization, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated results of operations, financial condition, and cash flows.

We may be subject to claims that will not be discharged in the Chapter 11 Cases.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to the filing of our Chapter 11 Cases (i) will be subject to compromise and/or treatment under the plan of reorganization or (ii) will be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. However, there can be no assurance that the aggregate amount of such claims that are not subject to treatment under the plan of reorganization or that are not discharged will not be material.

Risks Related to Our Indebtedness

We have substantial indebtedness, which could adversely affect our ability to refinance our existing indebtedness, raise additional capital, finance operations and capital expenditures, pursue desirable business opportunities or successfully operate our business in the future.

Prior to the filing of the Chapter 11 Cases in the Bankruptcy Court, we were a highly leveraged company. As of December 31, 2019, our total debt, excluding unamortized debt issuance costs and discounts, was $1.3 billion.

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
•

limiting our flexibility to plan for and adjust to changing business and market conditions in the industry in which we operate, and increasing our vulnerability to adverse economic and industry conditions and governmental regulations.

Our ability to meet expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in patient preferences, the success of responding to changing payment models, the success in transitioning our IT TSA from CHS and regulatory issues and pressure from competitors.

The agreements governing our debt, including our credit facilities and the indenture governing our Senior Notes, contain various covenants that impose restrictions on us that may affect our ability to operate our business.

As of April 7, 2020, we were in default under the credit agreements governing our ABL Credit Facility and Senior Credit Facility and under the indenture governing our Senior Notes due to the filing of the Chapter 11 Cases with the Bankruptcy Court. Further, other covenant defaults have occurred and are continuing under the credit agreements governing our ABL Credit Facility and Senior Credit Facility and under the indenture governing our Senior Notes, including as a result of cross-defaults between the credit agreements and the indenture. However, any efforts to enforce such payment obligations are automatically stayed under the provisions of the Bankruptcy Code.

Other agreements that we enter into governing our debt, including in connection with the Chapter 11 Cases, have or will contain covenants that impose restrictions on us. These restrictions on our ability to operate our business could harm our business by, among other things, limiting our ability to take advantage of corporate opportunities. Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. In connection with the Spin-off, on April 29, 2016, we entered into two credit agreements, the Senior Credit Facility and the ABL Credit Facility, that subject us to variable interest rates tied to LIBOR or a base rate. As of December 31, 2019, we had outstanding principal amount of debt, excluding unamortized debt issuance costs and discounts, of $835.3 million subject to variable rates of interest, which included $97.0 million of borrowings outstanding under revolving credit facilities as of December 31, 2019. If the interest rate on our variable rate long-term debt outstanding as of December 31, 2019, after taking into consideration the 1% floor on our Term Loan Facility, was 100 basis points higher for the year ended December 31, 2019, the additional interest expense impacting net income (loss) would have been $8.5 million.

Other indebtedness that we incur, including in connection with the Chapter 11 Cases, has or will contain variable interest rates. Subject to a Bankruptcy Court order approving the DIP Facility, the lenders under the DIP Facility will make available to us loans in the aggregate principal amount of up to $100 million, and such loans will bear interest at a rate per annum equal to the adjusted LIBOR used for the Senior Credit Facility, plus 10.00%. Furthermore, the Plan provides that we will emerge from the Chapter 11 Cases with exit financing arrangements, and depending on the final terms, such exit financing arrangements may expose us to variable rate interest risk.

Our financial statements have been prepared under the assumption that we will continue as a going concern.

Our financial statements have been prepared under the assumption that we will continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we have undertaken a number of actions, including divesting underperforming hospitals, negotiating with our creditors and stakeholders, and reducing recurring expenses. However, we believe that even after taking these actions, we will not have sufficient liquidity to satisfy all of our future financial obligations, comply with our debt covenants, and execute our business plan. As a result, we filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on April 7, 2020. The risks and uncertainties surrounding the Chapter 11 Cases, the events of default under our credit agreements and the indenture governing our Senior Notes, and the other conditions impacting our business raise substantial doubt as to our ability to continue as a going concern.

Risks Related to Our Business and Industry

The COVID-19 pandemic is significantly affecting our business, results of operations, financial condition, and our cash flows could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time.

The outbreak of the novel coronavirus (“COVID-19”) is a global pandemic that is significantly affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 outbreak will impact our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. As the COVID-19 pandemic continues, our results of operations, financial condition and cash flows are likely to be materially adversely affected, particularly if the pandemic persists for a significant amount of time.

From an operational perspective, we are focused on providing the safest possible environment for our employees, physicians and other caregivers, and for the care of our patients, while safeguarding patient information. We are working with federal, state and local health authorities to respond to COVID-19 cases in the communities we serve and are taking or supporting measures to try to limit the spread of the virus and to mitigate the burden on the healthcare system. Although we are implementing considerable safety measures, as a front line provider of healthcare services, we are deeply exposed to the health and economic effects of COVID-19, many of which will have a material adverse impact on our employees, as well as our business, results of operations, financial condition and cash flows that we are not currently able to fully quantify. For example, in 2020, we had to furlough certain employees due to the lack of volume at our hospitals, and these furloughs may persist for the duration of the COVID-19 pandemic. We are reassigning hospital personnel with pre-existing conditions or restrictions that make them especially vulnerable to COVID-19 where possible, while some are self-quarantining and not available to work at our facilities during this time. We have also instituted a work-from-home policy for certain of our corporate and administrative offices. Even with such steps, exposure to COVID-19 patients has increased risks to doctors and nurses, which may further reduce our operating capacity. All of these actions could result in reduced employee morale, labor unrest, work stoppages or other workforce disruptions.

In 2020, the COVID-19 pandemic has resulted in a substantial reduction in the number of elective surgeries, physician office visits and emergency room volumes at our facilities due to restrictive measures, like quarantines and shelter-in-place orders, and general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system. We believe that certain of these patient volume declines reflect a deferral of healthcare services utilization to a later period, rather than a permanent reduction in demand for our services. Given the general necessity of the healthcare services we provide, we anticipate that this deferral of services may create a backlog of demand in the future, in addition to the resumption of historically normal activity; however, there is no assurance that either will occur. In addition, while the hospitals that we operate in a wide range of geographies have not experienced major capacity constraints to date, other hospitals in areas that are centers of the COVID-19 outbreak have been overwhelmed, experiencing excessive demand, potentially preventing them from treating all patients who seek care. Despite considerable efforts to source vital supplies, we are also experiencing supply chain disruptions, including shortages, delays and significant price increases in equipment, pharmaceuticals and medical supplies, particularly personal protective equipment (“PPE”). Staffing, equipment, and pharmaceutical and medical supplies shortages may also impact our ability to admit and treat patients.

We may also require an increased level of working capital if we experience extended billing and collection cycles as a result of displaced employees, payors, revenue cycle management contractors, or otherwise. Broad economic factors resulting from the current COVID-19 pandemic, including increasing unemployment rates and reduced consumer spending, also affect our service mix, revenue mix and patient volumes, as well as our ability to collect outstanding receivables. Business closings and layoffs in the areas we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients and other payers to pay for services as rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our results of operations, financial condition and cash flows, requiring an increased level of working capital. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our business, results of operations, financial condition and cash flows will be adversely affected.

In addition, our results of operations, financial position and cash flows may be adversely affected by federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the U.S. healthcare system, which, if adopted, could result in direct or indirect restrictions to our business, results of operations, financial condition and cash flow. We may also be subject to lawsuits from patients, employees and others exposed to COVID-19 at our facilities. Such actions may involve large demands, as well as substantial defense costs, though there is no certainty at this time whether any such lawsuits will be filed or the outcome of such lawsuits if filed. Our professional and general liability insurance may not cover all claims against us.

The foregoing and other continued disruptions to our business as a result of COVID-19 could result in a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, the COVID-19 pandemic could heighten the risks in certain of the other risk factors described herein.

The CARES Act is recent legislation in which there is a high degree of uncertainty surrounding its implementation. There can be no assurance that we will qualify for assistance under the CARES Act, or if we do qualify, there is no certainty as to the amount of assistance we will receive.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act is an approximate $2 trillion emergency economic stimulus package passed in response to the coronavirus outbreak. The CARES Act includes broad sweeping provisions including direct financial assistance to Americans in the form of one-time payments to individuals; aid to small businesses in the form of loans and grants; efforts to stabilize the U.S. economy and keep Americans employed in general; and support for healthcare professionals, patients and hospitals. We may have access to potential additional sources of liquidity through funding that may be available to healthcare providers under the CARES Act. The CARES Act includes provisions providing flexibility and financial resources to healthcare providers during this public health emergency. The CARES Act provides funding to support public entities, Medicare or Medicaid enrolled suppliers and providers, and for-profit and not-for-profit entities specified by HHS that provide diagnoses, testing, or care for COVID-19 patients. The funding, to be included in the Public Health and Social Services Emergency Fund that is administered by the Assistant Secretary for Preparedness and Response, is intended to reimburse providers for healthcare related expenses or lost revenues that are attributable to coronavirus. The CARES Act also provides funding to support rural critical access hospitals. Also included in the CARES Act are numerous income tax provisions including changes to the Net Operating Loss (“NOL”) rules and the business interest expense deduction rules under Code Section 163(j). Factors that could affect our ability to receive funding include our filing of the Chapter 11 Cases and the finalization of regulations under the CARES Act, among other factors. Due to the recent enactment of this legislation, there is a high degree of uncertainty around its implementation and we continue to assess the potential impacts of this legislation on our business, results of operations, financial condition and cash flows. There can be no assurance that we will receive funding under the CARES Act.

The COVID-19 pandemic’s impact on global markets could affect our future access to liquidity and materially adversely affect our results of operations and financial condition.

The coronavirus has spread throughout much of the world after initially surfacing in Wuhan, China in December 2019. The impact of the outbreak of COVID-19 on our business is unknown. State and local authorities in the United States, like their counterparts in many other countries, have since forced many businesses to temporarily shut down in an attempt to slow the spread of the virus, and Americans are being told by public officials to practice “social distancing.” Global stock markets have reacted very negatively, and economists are projecting a sharp economic slowdown, at least in the near term, even if governments take emergency relief measures. While the economic impact brought by, and the duration of, COVID-19 is difficult to assess or predict, the COVID-19 pandemic could result in significant disruption of global financial markets, reducing our ability to access capital in the future, which could negatively affect our liquidity in the future. The situation is constantly evolving, however, so the extent to which the COVID-19 outbreak will impact businesses and the economy is highly uncertain and cannot be predicted. Accordingly, we cannot predict the extent to which our results of operations, financial condition and cash flows will be affected.

A future pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate hospitals, or which otherwise impacts our healthcare facilities, could adversely impact our business.

If a future pandemic, epidemic, outbreak of an infectious disease or other public health crisis were to affect any or all of the markets in which we operate hospitals, in addition to or following the recent outbreak of respiratory illness caused by the 2019 novel coronavirus, then our business and results of operations could be adversely affected. Such a crisis could diminish the public’s trust in healthcare facilities, especially hospitals that fail to accurately or timely diagnose or that are treating or have treated patients affected by contagious diseases. If any of our healthcare facilities were involved in treating patients for such a contagious disease, other patients might cancel elective procedures or fail to seek needed care from our healthcare facilities. Further, a future pandemic might adversely impact our business by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in our healthcare facilities. Moreover, we cannot predict the costs associated with the potential treatment of a future infectious disease outbreak by our hospitals or preparation for such treatment. A future pandemic could also adversely impact our business in ways that are difficult to predict. Although we have disaster plans in place and operate pursuant to infectious disease protocols, the potential impact of a future pandemic, epidemic or outbreak of an infectious disease, with respect to our markets or our healthcare facilities is difficult to predict and could adversely impact our business. In addition, if such events lead to a significant or prolonged impact on capital or credit markets or economic growth, then our business, results of operations and financial condition could be adversely affected.

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

Our net patient revenues from the Medicare and Medicaid programs, including Medicare and Medicaid managed care plans, were 49.2%, 47.0% and 49.8% for the years ended December 31, 2019, 2018 and 2017, respectively, and were 39.9%, 40.2% and 38.1% from managed care and commercial payors for these respective periods. Healthcare expenditures continue to increase and state governments continue to face budgetary shortfalls. Driven by these financial factors and ongoing health reform efforts, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs, including changes in payment methodologies, reductions in reimbursement payment levels and reductions to payments made to providers under state supplemental payment programs. Some of these changes have already decreased, and could further decrease in the future, the amount of payments we receive for our services.

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

The extent to which the COVID-19 pandemic could impact the future of our reimbursements will depend on future developments that are highly uncertain and cannot be accurately predicted.

Changes to Medicaid supplemental payment programs may adversely affect our revenues, results of operations and cash flows.

Medicaid state supplemental payments to providers are separate from and in addition to those made under a state’s standard Medicaid program. For example, federal law requires state Medicaid programs to make DSH payments to hospitals that serve significant numbers of Medicaid and uninsured patients. The Affordable Care Act and subsequent legislation provide for reductions in Medicaid DSH payments. Under the budget bill signed into law in February 2018, Medicaid DSH payments will be reduced by $4 billion in 2020 and by $8 billion per year from 2021 through 2025. On December 20, 2019, these cuts were delayed until May 22, 2020; however, the passing of the CARES Act further delayed these cuts through December 2020. The extension of the delay until December 2020 has an estimated impact of $1.1 million in additional Medicaid state supplemental payments for our hospitals. Future reductions in Medicaid DSH payments and the funding of similar programs could have an adverse effect on our revenues and results of operations. The extent to which the COVID-19 pandemic could impact the future of our Medicaid supplemental payment programs beyond the extension noted above will depend on future developments that are highly uncertain and cannot be accurately predicted.

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

Many states currently fund significant portions of their Medicaid supplemental payment programs through intergovernmental transfers ("IGTs") and/or provider tax methodologies. In general, a "provider tax,” (also referred to as a "fee" or "assessment") is adopted by states to collect revenue from specified categories of providers. Such taxes must be implemented in accordance with a complex series of federal regulations. Taxes and IGTs (often a separate and distinct source of revenue) are used to generate new funds that can be matched with federal funds. These financing mechanisms often enable states to receive additional federal Medicaid dollars without increasing their overall state tax burden. In turn, the additional federally matched Medicaid dollars can be used to increase Medicaid reimbursement to providers.

On November 12, 2019, CMS proposed the Medicaid Fiscal Accountability Rule (CMS-2393-P) ("MFAR"). CMS indicates that MFAR is aimed at strengthening the fiscal integrity of the Medicaid program and helping to ensure that state supplemental payments and financing arrangements are transparent and value-driven. If finalized, the MFAR has the potential to require profound changes to Medicaid supplemental payment programs and the financing methodologies noted above. In general, the rule would limit states' ability to use IGTs to fund their Medicaid programs, and would require provider tax funding structures to be redesigned. Such changes would likely impact every state in which supplemental payment programs are funded through IGTs or provider tax methodologies.

More specifically, the MFAR would require IGTs to be derived solely from state or local tax revenues. This would significantly limit the use of IGTs as a source of state financing, and would likely reduce and cap the amount of funds available to governmental entities for purposes of funding Medicaid supplemental payments. The MFAR would further prohibit mitigation structures currently used by many providers to reduce financial risks associated with provider tax programs by prohibiting "pooling" arrangements. States would further be prohibited from taxing Medicaid utilization at a higher rate, even when other regulatory requirements are met, which would require many states to change the structure of their provider tax programs.

The MFAR would also require states to report provider-specific payment information on payments received for state plan services and through demonstration programs, as well as identify the specific authority for these payments, and the source of the non-federal share. The rule would mandate sun-setting of existing and new supplemental payment programs after no more than 3 years and require states to request a new CMS approval to continue a supplemental payment beyond a maximum 3 year approved period.

The timing of the proposed rule may also be problematic for many state governments. Many state legislatures do not convene until mid-January, near or at the end of CMS' comment period for the MFAR. This provides little time for states to assess the impact of the rule or address it through state budget changes, as the MFAR could be finalized during state legislative sessions, or after such sessions have concluded.

The full impact of the MFAR is difficult to assess, but if finalized, it would likely have a significant impact on Medicaid supplemental payment programs in the states in which we operate. Due to the limitations on financing mechanisms, and other restrictions that would be imposed on such supplemental payments, the MFAR could result in decreases in our Medicaid revenues, which could have an adverse effect on our results of operations.

In December 2017, CMS approved Phase V of California’s HQAF program, with a program period of January 1, 2017, through June 30, 2019. The HQAF program provides funding for supplemental payments to hospitals that serve Medi-Cal and uninsured patients. The supplemental payments are funded in part by the federal government. Phase V of California’s HQAF program expired on June 30, 2019 and the next phase of the program, Phase VI, began July 1, 2019 and is expected to be a 30 month program. We cannot provide any assurances of the timing of CMS’ approval of the next phase of the HQAF program or the timing of the related cash flows. In addition, changes to the Medi-Cal program may affect the availability of funding for supplemental payments.

As a result of the increase in reviews of claims filed for Medicare and Medicaid reimbursements, we may experience delayed payments or incur additional costs and may be required to repay amounts already paid to us under these programs.

We are subject to routine post-payment inquiries, investigations and audits of the claims we submit to Medicare and Medicaid for reimbursement for our healthcare services provided to covered patients. The number and parameters of claims subject to these post-payment reviews may increase as a result of federal and state governmental healthcare cost-containment initiatives, including enhanced medical necessity reviews for Medicare patients admitted as inpatients to hospitals for certain procedures. Furthermore,

CMS contracts with Recovery Audit Contractors (“RACs”) to perform a post-payment targeted review process that employs data analysis techniques in order to identify Medicare and Medicaid claims most likely to contain overpayments, such as incorrectly coded services, short stay admissions, incorrect payment amounts, non-covered services and duplicate payments. The claims review strategies used by RACs generally include a review of high dollar claims, including inpatient hospital claims. As a result, a large majority of the total payment adjustments determined by RACs relate to hospital claims. In addition, CMS employs Medical Integrity Contractors {“MICs”) to perform post-payment audits of Medicaid claims to identify potential overpayments. State Medicaid agencies and other private third-party contractors have also increased their review activities. Third-party audits or investigations of Medicare or Medicaid claims could result in increases or decreases in our revenues to be recognized in periods subsequent to when the related healthcare services were performed, which could have an adverse effect on our results of operations.

Payment recoveries resulting from post-payment reviews and denials are appealable. However, there are significant delays in the assignment of new Medicare appeals to Administrative Law Judges. According to the Office of Medicare Hearings and Appeals, the average processing time in fiscal year 2019 was over three years. As a result of a federal court ruling in 2018, however, the processing time is being reduced as a federal judge ordered HHS to decrease the number of pending Medicare appeals according to a specific schedule by FY 2022. Depending upon the growth of RAC programs and our success in appealing claims, our results of operations and cash flows could be negatively impacted.

A material portion of our revenues are concentrated in a few states which makes us particularly sensitive to regulatory and economic changes in that state.

Our revenues are particularly sensitive to regulatory and economic changes in the state of Illinois and Oregon where we generate a significant portion of our patient revenues. We currently operate eight hospitals in Illinois and one hospital in Oregon, which collectively accounted for 54.6%, 54.1% and 49.0% of our net patient revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Accordingly, any change in the current demographic, economic, competitive or regulatory conditions in these states could have an adverse effect on our business, results of operations, financial condition and cash flows. Changes to Medicaid and other governmental payor programs in these states, including reductions in reimbursement rates or delays in timing of reimbursement payments, could also have an adverse effect on our business, results of operations, financial condition and cash flows.

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

The Trump administration and certain members of Congress have stated their intent to repeal or make significant changes to the Affordable Care Act, its implementation and/or its interpretation. For example, in 2017, Congress eliminated the financial penalty associated with the individual mandate, effective January 1, 2019, which may result in fewer individuals electing to purchase health insurance. In addition, a presidential executive order has been signed that directs agencies to minimize “economic and regulatory burdens” of the Affordable Care Act. CMS administrators have indicated that they intend to grant states additional flexibility in the administration of state Medicaid programs, including by expanding the scope of waivers under which states may impose different eligibility or enrollment restrictions or otherwise implement programs that vary from federal standards. There is uncertainty regarding whether, when, and how the Affordable Care Act will be further changed, what alternative provisions, if any, will be enacted, the timing of enactment and implementation of alternative provisions, and the impact of alternative provisions on providers as well as other healthcare industry participants. Further, Congress could eliminate or alter provisions beneficial to us while leaving in place provisions reducing our reimbursement. In addition, in December 2018, a federal judge in Texas issued a decision finding the Affordable Care Act unconstitutional, Texas v. U.S., N.D. Tex., No. 4:18-cv-00167 (Dec. 14, 2017). This decision was appealed to the U.S. Court of Appeals for the Fifth Circuit which ruled, in December 2019 in Texas v. U.S., 945 F.3d (5th Cir. 2019), that the individual mandate is unconstitutional and remanded back to the Texas court to evaluate whether other provisions of the Affordable Care Act could survive without the individual mandate. A group of Democratic state officials and the Democratic-led House of Representatives have petitioned the Supreme Court to review the decision, and there continues to be uncertainty about the future of the law. Efforts to repeal or change the Affordable Care Act or implement other initiatives intended to reform healthcare delivery and financial systems may have an adverse effect on our business, results of operations, cash flow, capital resources and liquidity.

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

The primary uncertainty in collectability of our revenues relates to uninsured patients and the patient financial responsibility portion of payments due from insured patients. Collections on self-pay account balances are impacted by the economic ability of patients to pay, the effectiveness of R1 RCM’s collection efforts, the effectiveness of our third-party collection agencies and our own collection efforts. Significant changes in payor mix, centralized business office operations, in-market or overall U.S. economic conditions, or new and changing laws and regulations related to federal and state governmental healthcare coverage, among other things, could adversely impact our estimates of accounts receivable collectability.

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

The U.S. healthcare industry is highly competitive among hospitals and other healthcare providers for patients and physician affiliations. We are the sole provider of general and acute hospital healthcare services in 19 of our markets, which we generally define as the county where our hospital is located, which means we typically have less direct competition for our hospital services. Our hospitals face competition for patients from out-of-market hospitals, including hospitals in urban areas that may have more comprehensive specialty care service lines, more advanced medical equipment and technology, more extensive medical research capabilities and greater access to medical education programs. Patients who receive medical treatment from an out-of-market hospital may subsequently shift their preferences to that hospital for future healthcare services. We also face competition from other specialty care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers that are not affiliated with us. Our hospitals and many of the hospitals with which we compete engage in physician alignment strategies, which may include employing physicians, acquiring physician practice groups, participating in ACOs and, to the extent permitted by law, physician ownership of healthcare facilities.

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

Our operations are capital intensive and require significant investment in long-lived assets, including property, equipment, software and other long-lived intangible assets. If one of our hospitals or other healthcare facilities experiences declining operating results or is adversely impacted by one or more of the risk factors related to our business, we may not be able to recover the carrying value of those assets through our future operating cash flows. On an ongoing basis, we evaluate whether changes in future undiscounted cash flows reflect any potential impairment in the fair value of our long-lived assets. For the years ended December 31, 2019, 2018 and 2017, we recorded impairment of $42.8 million, $77.1 million and $45.4 million because of declining operating results and projections of future cash flows at certain of our hospitals. See Note 2 — Impairment of Long-Lived Assets and Goodwill in the accompanying financial statements.

If the fair value of one or both of our reporting units declines, it could result in a material, non-cash charge to earnings from impairment of our goodwill.

The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions related to our cost of capital and other factors impacting our fair value models. Future estimates of fair value could be adversely affected if the actual outcome of one or more of these assumptions changes materially in the future, including lower than expected hospital patient volumes, reduced reimbursement or increased operating costs. On an ongoing basis, we evaluate whether the carrying value of our goodwill is impaired when events or changes in circumstances indicate that such carrying value may not be recoverable. For the years ended December 31, 2019 and 2017 we recorded $6.5 million and $1.9 million, respectively, of impairment to goodwill related to certain hospitals we intended for divestiture. There was no impairment of goodwill for the year ended December 31, 2018.

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

We have outsourced to CHS, through various transition services agreements, certain services including, among others, services related to information technology, payroll processing and other human resources functions. We take steps to monitor and regulate the performance of any parties in which we delegate services; however, the transition services agreements with CHS were executed in connection with the Spin-off, based upon certain business and financial assumptions. To the extent that any of the transition services agreements are determined not to benefit us in their current form, our ability to renegotiate, rescind or reform any or all of the agreements may be limited or non-existent, and our business could be adversely affected.

On May 8, 2019, we entered into an agreement with R1 RCM to receive end-to-end revenue cycle management services. The agreement with R1 RCM has, among other things, allowed for us to transition our billing and collection services from CHS to R1 RCM. In July 2019, R1 RCM began providing limited services to us, such as status review on aged accounts receivable and insurance denials. Effective October 1, 2019, we transitioned our billing and collection services from CHS to R1 RCM. Our results of operations, financial condition and cash flows may be affected by the ability of R1 RCM, as provider of our revenue cycle management services, to timely and appropriately bill and collect.

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

A material disruption of our information technology infrastructure could have a material adverse effect our business, results of operations, financial condition and cash flows.

We have entered into a Computer and Data Processing Transition Services Agreement with CHS, pursuant to which CHS provides information technology infrastructure, support and maintenance services. The term of the Computer and Data Processing Transition Services Agreement is scheduled to expire in April 2021. We are currently engaged in discussions with CHS regarding an extension of the term of the Computer and Data Processing Transition Services Agreement past April 2021 to meet our information technology planning needs. We expect that these discussions will result in a mutually agreeable extension. However, in the event that the term of the Computer and Data Processing Transition Services Agreement is not extended, our costs may increase as a result of having to procure information technology services from third parties. In addition, we may not be able to replace these services in a timely manner or enter into appropriate third-party agreements on terms and conditions, including cost, comparable to the Computer and Data Processing Transition Services Agreement. A material disruption of our information technology infrastructure could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The failure to obtain our medical supplies and drugs at favorable prices could cause our operating results to be adversely affected.

We have entered into a participation agreement with a group purchasing organization (“GPO”). GPOs attempt to obtain favorable pricing on medical supplies and drugs with manufacturers and vendors, sometimes by negotiating exclusive supply arrangements in exchange for discounts. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs than anticipated for our medical supplies obtained through the GPO. Also, there can be no assurance that our arrangement with the GPO will provide the expected discounts on a long-term basis. Furthermore, costs of medical supplies and drugs may continue to increase due to market pressure from pharmaceutical companies and new product and drug releases. Higher costs could cause our operating results to be adversely affected.

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

In addition to our physicians, the operations of our healthcare facilities are dependent on the efforts, abilities and experience of our hospital management teams and other medical staff, such as nurses, pharmacists, respiratory therapists and lab technicians. We compete with other healthcare providers in recruiting and retaining qualified management and medical staff responsible for the daily operations of our healthcare facilities. In some markets across the United States, the availability of nurses and other medical support personnel has been a significant operating issue for healthcare providers. We may be required to enhance wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary or contract medical staff. In addition, some states have, and others could adopt, mandatory nurse-staffing ratios or could reduce mandatory nurse-staffing ratios already in place. State-mandated nurse-staffing ratios could significantly affect labor costs and have an adverse impact on revenues at hospitals where admissions must be limited in order to meet the required ratios.

As of December 31, 2019, we had approximately 1,500 employees, including approximately 500 part-time employees, at our five hospitals represented by labor unions. Increased or ongoing labor union activity is another factor that could adversely affect our labor costs or otherwise adversely impact us. To the extent a significant portion of our employee base unionizes, our labor costs could increase significantly. In addition, when negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is the possibility that strikes could occur during the negotiation process, and our continued operations during any strike periods could increase our labor costs and otherwise adversely impact our business and results of operations.

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

The healthcare industry is labor intensive. Salaries, benefits and other labor-related costs increase during periods of inflation and periods of labor shortages for nurses and other medical staff, which may differ depending on the geographic area in which a hospital is located. In addition, the Affordable Care Act is subject to ongoing revisions and possible repeal and replacement, which may lead to substantially higher costs to us related to providing employee medical benefits. We are also exposed to rising costs for medical supplies and drugs due to inflationary and other pricing pressures on our suppliers, including our group purchasing organization. We have implemented cost control measures to monitor and manage the impact of rising operating costs and expenses on our operating margins, including, among others, the reduction of costs in non-labor intensive categories. We cannot make assurances that we will be able to adequately offset the impact that any future increases in labor costs, employee medical benefit costs or other operating costs and expenses may have on our business which could adversely impact our operating margins in the future. The extent to which the COVID-19 pandemic could impact our costs will depend on future developments that are highly uncertain and cannot be accurately predicted.

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

Under the HITECH Act, MACRA and other laws, HHS has established Medicare and Medicaid incentive programs to encourage hospitals and healthcare professionals to adopt EHR technology. Eligible hospitals can receive Medicaid incentive payments for their adoption and meaningful use of certified EHR technology; Medicare incentive payments are no longer available because under MACRA the Medicare EHR incentive program was transitioned to become one of the four components of the Merit-Based Incentive Payment System (“MIPS”) under the Quality Payment Program (“QPP”). Under the QPP, eligible healthcare professionals are also subject to positive or negative payment adjustments based, in part, on their use of EHR technology. If our hospitals and healthcare professionals are unable to properly adopt, maintain, and utilize certified EHR technology, we will not be eligible to receive incentive payments under the Medicaid EHR incentive program (also known as the “Promoting Interoperability Program”), and we could be subject to negative payment adjustments under the QPP that may have an adverse effect on our results of operations.

If there are delays in regulatory updates by governmental agencies to federal and state healthcare programs, we may experience increased volatility in our operating results as such delays may result in a timing difference between when such program revenues are earned and when they become known or estimable for purposes of accounting recognition.

Our net patient revenues from the Medicare and Medicaid programs, including Medicare and Medicaid managed care plans, were 49.2%, 47.0% and 49.8% for the years ended December 31, 2019, 2018 and 2017, respectively. The reimbursement payments related to these programs are subject to ongoing legislative and regulatory changes that can have a significant impact on our operating results. When delays occur in the passage of legislation, funding authorizations or the implementation of regulations, we could experience material increases or decreases in our revenues to be recognized in periods subsequent to when the related healthcare services were performed. For the years ended December 31, 2019, 2018 and 2017, we recorded net favorable (unfavorable) contractual allowance adjustments in net operating revenues of $2.2 million, $(0.3) million and $2.0 million, respectively, related to previous program reimbursement estimates and final cost report settlements. The volatility in the timing of recognition of adjustments to reimbursement payments under these programs could have an adverse effect on our results of operations, financial condition and cash flows.

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

The federal Anti-Kickback Statute makes it a crime to knowingly and willfully offer to pay, solicit or receive any remuneration to induce referrals for services covered by a federal health care program, or to induce a person to arrange for or recommend the purchase, lease or order of a service or item covered by a federal health care program. Because of the broad scope of the Anti-Kickback Statute, the OIG has enacted a number of safe harbor regulations that outline practices deemed protected from prosecution under the Anti-Kickback Statute. While we strive to comply with applicable safe harbors wherever possible, the safe harbors are narrowly tailored and certain arrangements, including joint ventures and other financial relationships with physicians and referrals sources, are not able to fit squarely within a safe harbor. Failure to qualify for a safe harbor, however, does not necessarily mean that that the Anti-

Kickback Statute is violated or that an arrangement is illegal. Instead, the arrangement is measured against the statutory prohibition, which precludes, among other things, payments to induce, or in return, for referrals. Nevertheless, absent compliance with a safe harbor, we cannot guarantee that an arrangement would not be found to implicate the Anti-Kickback Statute.

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

In recent years, a number of private health insurers have merged or increased efforts to consolidate with other non-governmental payors. Insurers are also increasingly pursuing alignment initiatives with healthcare providers. Consolidation within the health insurance industry may result in insurers having increased negotiating leverage and competitive advantages, such as greater access to performance and pricing data. In addition, the trend within the U.S. healthcare industry toward value-based purchasing programs could be accelerated if the large private health insurance companies, including those engaging in consolidation activity, find these programs to be financially beneficial. Other industry participants, such as large employer groups and their affiliates, may intensify competitive pressure and affect the industry in ways that are difficult to predict. We cannot predict whether we will be able to negotiate favorable terms and otherwise respond effectively to the impact of increased consolidation within the payor industry or vertical integration efforts.

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

Addressing any investigations, lawsuits or other claims may distract management and divert resources, even if we ultimately prevail. Should an unfavorable outcome occur in some or all of any such current or future legal, regulatory or governmental proceedings or other such loss contingencies, or if successful claims and other actions are brought against us in the future, there could be an adverse impact on our results of operations, financial condition and cash flows.

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

Physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice and other liability claims or legal theories. Even in states that have imposed caps on damage awards, plaintiffs are seeking recoveries under new theories of liability that might not be subject to the caps on damages. Many of these actions involve large claims and significant costs for legal defense. To protect us from the vulnerability to the potentially significant costs arising from these claims, we maintain claims-made professional and general liability insurance coverage in excess of those amounts for which we are self-insured. We believe the insurance coverage we maintain is sufficient to cover potential losses of our operations. Our insurance coverage, however, may not continue to be available in the future at a reasonable cost for us to maintain adequate levels of insurance. Additionally, our insurance coverage does not cover all claims against us, such as fines, penalties, or other damage and legal expense payments resulting from qui tam lawsuits. We cannot predict the outcome of current or future legal actions against us or the effect that judgments or settlements in such matters may have on us or on our insurance costs. Additionally, all professional and general liability insurance we purchase is subject to policy limitations. If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period. Furthermore, one or more of our insurance carriers could become insolvent and unable to fulfill its or their obligations to defend, pay or reimburse us when those obligations become due. In that case, or if payments of claims exceed our estimates or are not covered by our insurance, it could have an adverse effect on our business, results of operations and financial condition. Although CHS has agreed to indemnify us for certain legal proceedings and our loss contingencies relating to outcomes or events occurring prior to the closing of the Spin-off, we cannot guarantee that any such legal proceedings or loss contingencies will be covered by such indemnities or that CHS will fully indemnify us thereunder.

Our operations could be impaired by a failure of our information systems.

The operation of our information systems is essential to a number of critical areas of our operations, including (i) accounting and financial reporting; (ii) billing and collecting accounts; (iii) coding and compliance; (iv) clinical systems; and (v) medical records and document storage. In general, information systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, human acts and natural disasters. In addition, our business is at risk from and may be impacted by information security incidents, including ransomware, malware, and other electronic security events. Such incidents can range from individual attempts to gain unauthorized access to information technology systems to more sophisticated security threats. These events can also result from internal compromises, such as human error or malicious acts. These events can occur on our systems or on the systems of our partners and subcontractors.

We entered into various transition services agreements with CHS that define agreed upon services to be provided by CHS to us. The transition services agreements generally have terms of five years and include, among others, services related to information technology, payroll processing, and certain human resources functions. The majority of our information systems are managed by CHS under the terms of these agreements. We believe that CHS and our other subcontractors and vendors take precautionary measures to prevent problems that could affect our business operations as a result of failure or disruption to their information systems. However, there is no guarantee such efforts will be successful in preventing a disruption, and it is possible that we may be impacted by information system failures. The occurrence of any information system failures could result in interruptions, delays, loss or corruption of data and cessations or interruptions in the availability of these systems. All of these events or circumstances, among others, could have an adverse effect on our business, results of operations, financial condition and cash flows, and they could harm our business reputation.

A cyber-attack or security breach could result in the compromise of our facilities, confidential patient data, confidential corporate information, or critical systems and give rise to potential harm to patients, remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, common law or other legal theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

We rely extensively on our computer systems and those of our third-party vendors to collect, store and manage clinical and financial data on our networks and devices, to communicate with our patients, payors, vendors and other third parties, and to summarize and analyze our operating results. Our networks and devices store sensitive information, including intellectual property, proprietary business information and personally identifiable information of our patients, partners and employees. As a result, cyber-security and the continued development and enhancement of our controls, process and practices designed to protect our information systems and data from attack, damage or unauthorized access remain a priority for us. Our ability to recover from a ransomware, phishing, social engineering, hacking or other cyber-attack is dependent on these practices, including successful backup systems and other recovery procedures. We have made significant investments in technology to protect our systems and information from cyber-security risks. In partnership with CHS, one of our more significant third-party vendors, we have implemented security measures to protect the confidentiality, integrity and availability of our data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. While we employ a number of measures to prevent, detect, and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber event.

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

As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. In addition, the healthcare industry is currently experiencing increased attention on compliance with regulations designed to safeguard protected health information and mitigate cyber-attacks on entities. There continues to be an increased level of attention focused on cyber-attacks on healthcare providers because of the vast amount of personally identifiable information these organizations possess. Most healthcare providers, including all who accept Medicare and Medicaid, must comply with the Health Insurance Portability and Accountability Act, or HIPAA, regulations regarding the privacy and security of protected health information. States also maintain laws focused in this area. The HIPAA regulations impose extensive administrative requirements with regard to how protected health information may be used and disclosed. Further, the regulations and similar state laws include extensive and complex provisions which require us to establish reasonable and appropriate administrative, technical and physical safeguards to ensure the confidentiality, integrity and availability of protected health information maintained in electronic format. We must safeguard protected health information against reasonably anticipated threats or hazards to the information.

We are obligated under HIPAA and state law to notify individuals and the government if personal information is compromised as defined by the law. In addition, the Secretary of HHS is required to perform periodic audits to ensure covered entities (and their business associates, as that term is defined under HIPAA) comply with the applicable HIPAA requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action. Further, in addition to activities by federal regulators, state attorneys general are also engaged in enforcement activities with respect to information security breaches.

Violations of these various privacy and security laws can result in significant civil monetary penalties, as well as the potential for criminal penalties. In addition to state data breach notification requirements, HIPAA authorizes state attorneys general to bring civil actions on behalf of affected state residents against entities that violate HIPAA’s privacy and security regulations. These penalties could be in addition to other penalties assessed by a state for a breach which would be considered reportable under the state’s data breach notification laws. Further, there are significant costs associated with a breach, including investigation costs, remediation and mitigation costs, notification costs, attorney fees, and the potential for reputational harm and lost revenues due to a loss in confidence in the provider. We cannot predict the costs to comply with these laws or the costs associated with a potential breach of protected health information, which could have a material adverse effect on our business, results of operations, financial condition and cash flows, and our business reputation.

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

The trend toward value-based purchasing of healthcare services is gaining momentum across the U.S. healthcare industry among both governmental and commercial payors. Generally, value-based purchasing initiatives tie reimbursement payments to the quality and efficiency of patient care. For example, hospitals that fall into the lowest-performing 25% of national risk-adjusted Hospital Acquired Conditions (“HAC”) rates for all hospitals in the previous year are subject to a 1% reduction in their total Medicare reimbursement payments. Further, hospitals do not receive Medicare reimbursement payments for care related to HACs. In addition, HHS reduces Medicare inpatient hospital reimbursement payments for all discharges by a required percentage, set at 2% for federal fiscal year 2017 and for subsequent years, and pools the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards. Hospitals are also required to report certain quality data to receive full reimbursement updates under both the Medicare and Medicaid programs.

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

Notably, on October 9, 2019, both the OIG and CMS issued proposed rules that, if adopted, would create new exceptions to the Stark law and safe harbors to the Anti-Kickback Statute for value-based arrangements that are intended to remove regulatory barriers under those laws to allow greater flexibility for care coordination and value-based models. While it is possible that these regulations, if adopted, could vary from the proposals, the proposals would be useful for protecting arrangements under both government and commercial payor value-based programs.

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

The various risk factors stated herein that could result in adverse impacts on the results of operations of our hospitals could similarly affect the hospital and other healthcare clients of our QHR business. Any negative impact on our QHR clients could result in defaults under or terminations of one or more of our contracts, or could result in our inability to attract new management advisory and consulting business. Furthermore, QHR could be subject to allegations of mismanagement, as well as assertions of participation in incidents of alleged malpractice in its position as a management advisor to certain hospital clients. It is possible that resolutions of these actions could require settlements from us that exceed the revenues received from the related hospital client, and this could have a negative impact on our results of operations, financial condition and cash flows.

Changes in tax laws or their interpretations, or becoming subject to additional federal, state or local taxes, could negatively affect our business, results of operations and financial condition.

We are subject to extensive tax liabilities, including federal and state taxes such as income, excise, sales/use, payroll, franchise, withholding, and ad valorem taxes. Changes in tax laws or their interpretations could decrease the amount of revenues we receive, the value of any tax loss carryforwards and tax credits recorded on our balance sheet and the amount of our cash flow, and have a material adverse impact on our business, results of operations and financial condition. Some of our tax liabilities are subject to periodic audits by the respective taxing authority which could increase our tax liabilities. If we are required to pay additional taxes, our costs would increase and our net income would be reduced, which could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to the Spin-Off and Our Operations as an Independent Publicly Traded Company

The utilization of our federal income tax loss carryforwards may be subject to certain limitations.

As of December 31, 2019, we had a federal net operating loss (“NOL”) carryforward of approximately $267.6 million on a pre-tax basis available to offset future taxable income and have recorded a full valuation allowance on these federal NOL carryforwards. Any NOL arising in a taxable year ending before January 1, 2018 may only be carried forward for 20 taxable years following the taxable year of such loss. We have $166.1 million of NOLs that were created before January 1, 2018. Any NOL arising in a taxable year ending on or after January 1, 2018 can be carried forward indefinitely. In addition, any NOL deduction with respect to an NOL arising in a taxable year beginning after December 31, 2017 is limited to 80% of our taxable income, computed without regard to the NOL deduction, in the year in which the deduction is taken. We have $101.5 million of NOLs with an indefinite carryforward.

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

The enactment of the CARES Act in March 2020 provides that NOLs arising in a tax year beginning in 2018, 2019 or 2020 can be carried back five years and temporarily removes the 80% taxable income limitation to allow an NOL to fully offset income. Due to the recent enactment of this legislation, we continue to assess the potential impacts of this legislation on our business, results of operations and financial condition.

The utilization of our state income tax loss carryforwards could be limited if we do not realize profits from our hospital operations to adequately offset these losses in the applicable states where they exist.

As of December 31, 2019, we had state income tax loss carryforwards of approximately $754 million. We expect to be able to realize a small amount of our NOL carryforwards in certain states. In other states where we hope to improve our financial performance we cannot make assurances that we will be able to fully realize the tax benefit associated with these state NOL carryforwards. As a result, we have recorded a valuation allowance to offset all or a portion of the deferred tax asset created by the NOL carryforwards in those states. We could be required to record additional valuation allowance related to our state NOL carryforwards based upon our operating results in the future, which could adversely impact our results of operations.

The utilization of our interest expense carryforward as calculated under the Tax Act could be limited in the future.

We have generated an estimated $193.8 million of disallowed interest expense as calculated under the new interest expense limitation provisions defined in the Tax Cuts and Jobs Act signed into law on December 22, 2017. This disallowed amount creates a deferred tax asset that can be carried forward indefinitely. However, due to our significant amount of third party debt, we may not be able to deduct this carryforward in future tax years until we reduce our third party debt, generate significant amounts of income, or there is a change in the tax law.

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

Risks Related to Our Common Stock

Our common stock is no longer traded on a national securities exchange and is quoted only in the over-the-counter market.

In connection with the announcement of our filing of the Chapter 11 Cases, the NYSE suspended the trading of our shares of common stock on April 7, 2020 and determined to commence proceedings to delist our common stock from the NYSE. Our common stock has commenced trading on OTC Pink marketplace under the symbol “QHCCQ.” However, the extent of the public market for our common stock and the continued availability of quotations would depend upon such factors as the aggregate market value of the common stock, the interest in maintaining a market in our common stock on the part of securities firms and other factors. The over-the-counter market is a significantly more limited market than the NYSE, and the quotation of our common stock in the over-the-counter market may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock.

Trading in our common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.

All of our indebtedness is senior to the existing common stock in our capital structure. The RSA and the Plan contemplate that our existing equity interests will be cancelled and discharged in connection with the Chapter 11 Cases and the holders of those equity interests, including the holders of our common stock, will be entitled to no recovery. Accordingly, any trading in our common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock.

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

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

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

We may terminate our Exchange Act reporting, if permitted by applicable law.

If at any time our common stock is delisted and held by fewer than 300 holders of record, we will be permitted to cease to be a reporting company under the Exchange Act to the extent we are not otherwise required to continue to report pursuant to Section 15(d)

of the Exchange Act or any contractual agreements, including with respect to any of our indebtedness. If we were to cease filing reports under the Exchange Act, the information now available to our stockholders in the annual, quarterly and other reports we currently file with the SEC would not be available to them as a matter of right. As of April 2, 2020, there were 158 holders of record of our shares of our common stock.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

Corporate Office

Our corporate office is located in Brentwood, Tennessee, which is a suburb of Nashville, Tennessee, and our address is 1573 Mallory Lane, Brentwood, Tennessee 37027. We occupy one building that consists of approximately 87,000 square feet of leased office space. QHR, our hospital management advisory and healthcare consulting services business, is also located in the same building. We account for the corporate office lease as a finance lease obligation. The term of the lease, including options to extend the lease term, expires in 2038.

Hospitals

The following table lists, by state, the hospitals wholly owned, operated as part of a joint venture or leased and operated by our wholly owned subsidiaries as of December 31, 2019:

State / Hospital	City	Licensed Beds (1)	Ownership Type

Alabama (11)
DeKalb Regional Medical Center (12) (13)	Fort Payne	134	Owned
Arkansas (11)
Forrest City Medical Center (12) (13)	Forrest City	118	Leased (2)
Helena Regional Medical Center (12) (13)	Helena	155	Leased (3)
California
Barstow Community Hospital (12) (13)	Barstow	30	Owned
Georgia (11)
Fannin Regional Hospital (12)	Blue Ridge	50	Joint Venture (4)
Illinois (11)
Union County Hospital (5) (12)	Anna	25	Leased (6)
Galesburg Cottage Hospital (12)	Galesburg	133	Owned
Gateway Regional Medical Center	Granite City	305	Owned
Heartland Regional Medical Center	Marion	106	Owned
Crossroads Community Hospital	Mt. Vernon	47	Owned
Red Bud Regional Hospital (5) (12)	Red Bud	25	Owned
Vista Medical Center East	Waukegan	228	Owned
Kentucky (11)
Kentucky River Medical Center (12) (13)	Jackson	55	Leased (7)
Three Rivers Medical Center (12) (13)	Louisa	90	Owned
Paul B. Hall Regional Medical Center (12)	Paintsville	72	Joint Venture (8)
Nevada (11)
Mesa View Regional Hospital (5) (12)	Mesquite	25	Owned
New Mexico
Mimbres Memorial Hospital (5) (12)	Deming	25	Owned
Alta Vista Regional Hospital (12) (13)	Las Vegas	54	Owned
North Carolina (11)
Martin General Hospital (12)	Williamston	49	Leased (9)
Oregon (11)
McKenzie - Willamette Medical Center	Springfield	113	Joint Venture (10)

State / Hospital	City	Licensed Beds (1)	Ownership Type

Tennessee (11)
Henderson County Community Hospital (12)	Lexington	45	Owned
Texas
Big Bend Regional Medical Center (5) (12)	Alpine	25	Owned
Utah
Mountain West Medical Center (12)	Tooele	44	Owned
Wyoming
Evanston Regional Hospital (12) (13)	Evanston	42	Owned
Total number of licensed beds at December 31, 2019		1,995
Total number of hospitals at December 31, 2019		24
(1)	Licensed beds are defined as the number of beds for which the appropriate state agency licenses a hospital, regardless of whether the beds are actually available for patient use.
(2)	Prepaid lease expiring on February 28, 2046.
(3)	Prepaid lease expiring on January 1, 2025.
(4)	We hold a 98.21% majority ownership, as determined on December 31, 2019.
(5)	Designated by CMS as a critical access hospital.
(6)	Prepaid lease expiring on October 31, 2036.
(7)	Operating lease obligation expiring on June 30, 2022.
(8)	We hold a 97.08% majority ownership, as determined on December 31, 2019.
(9)	Prepaid lease expiring on October 31, 2028.
(10)	We hold a 92.24% majority ownership, as determined on December 31, 2019.
(11)	Represents a state with CON laws.
(12)	Represents sole community provider hospital, which is defined as the sole community provider within the county our hospital resides.
(13)	Represents a hospital considered a sole community hospital, as defined by Medicare regulations.

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

Healthcare facilities are also subject to the regulation and oversight of various federal and state governmental agencies. The healthcare industry has seen numerous ongoing investigations related to compliance and billing practices and hospitals, in particular, continue to be the subject of governmental fraud and abuse programs and a primary enforcement target for the OIG and DOJ. We regularly monitor and from time to time, we detect issues of non-compliance with federal healthcare laws pertaining to claims submission and reimbursement payment practices or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by CMS and the OIG. Participating in voluntary repayment of claims and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action. Additionally, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against healthcare facilities that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. Qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could lead to proceedings without our knowledge. Certain of our healthcare facilities have received, and from time to time other healthcare facilities may receive, inquiries or subpoenas from fiscal intermediaries or federal and state agencies. Any proceedings against us may involve potentially substantial settlement amounts, as well as the possibility of civil, criminal, or administrative fines, penalties or other sanctions which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements from the offending healthcare company. Depending on how the underlying conduct is interpreted by the inquiring or investigating federal or state agency, the resolution could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We do not control and cannot predict with certainty the progress or final outcome of discussions with government agencies, investigations and legal proceedings against us. Therefore, the final amounts paid to resolve such matters, claims and obligations could be material and could materially differ from amounts currently recorded, if any. Any such changes in our estimates or any adverse judgments could materially adversely impact our future results of operations, financial condition and cash flows.

For information regarding material pending legal proceedings in which we are involved, see Note 17 — Commitments and Contingencies in the accompanying financial statements, which is incorporated by reference.

Bankruptcy Proceedings

On April 7, 2020, Quorum Health Corporation and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors have requested that the Bankruptcy Court administer the Chapter 11 Cases jointly under the caption In re Quorum Health Corporation, et al.

The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession under the Bankruptcy Code, the Debtors may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Further, the Debtors have filed a variety of “first day” motions with the Bankruptcy Court requesting permission to continue the Company’s business activities in the ordinary course. For example, the “first day” motions request that the Bankruptcy Court authorize us to perform the following activities, among others: (i) pay employees’ wages and related obligations; (ii) continue to operate our cash management system in a form substantially similar to prepetition practice; (iii) use cash collateral on an interim basis; (iv) continue to pay vendors and suppliers in the ordinary course; (v) pay taxes in the ordinary course; (vi) continue to pay or honor certain prepetition claims of physician-owned clinics; (vii) continue to honor certain prepetition refund payments; and (viii) maintain our insurance policies in the ordinary course. The Bankruptcy Court held a hearing to consider the Debtors “first day” motions on April 9, 2020. The Bankruptcy Court has not yet entered orders approving the “first day” relief sought by the Debtors, but we expect the Bankruptcy Court to do so and allow us to continue to operate our business in the ordinary course.

Our filing of the Chapter 11 Cases constituted an event of default that accelerated our obligations under our debt agreements. Specifically, the filing of the Chapter 11 Cases constituted an event of default under (a) the Credit Agreement, among us, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, with respect to the Senior Credit Facility; (b) the ABL Credit Agreement, among us, the lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent, with respect to the ABL Credit Facility; and (c) the Indenture, dated as of April 22, 2016, by and between us and Wilmington Savings Fund Society, FSB, as successor trustee to Regions Bank, with respect to the Senior Notes. Due to the Chapter 11 Cases, however, the lenders’ ability to exercise remedies under their respective credit agreements and debt instruments was stayed as of the date of the Chapter 11 petition and continues to be stayed.

On April 6, 2020, the Debtors entered into a Restructuring Support Agreement (the “RSA”) with (i) the lenders (a) who constitute more than a majority in number of the lenders under the Senior Credit Facility and (b) hold at least two-thirds of the aggregate outstanding principal amount of the Senior Credit Facility (the “Consenting First Lien Lenders”), and (ii) the holders (x) who constitute a majority in number of the holders of the Senior Notes and (y) hold at least two-thirds of the aggregate outstanding principal amount of the Senior Notes (the “Consenting Noteholders”, and collectively with the Consenting First Lien Lenders, the “Consenting Stakeholders”). The RSA contemplates that the restructuring and recapitalization of the Debtors will occur through a joint prepackaged plan of reorganization in the Chapter 11 Cases (the “Plan”).

The Debtors filed the Plan with the Bankruptcy Court on April 7, 2020. Under the RSA, we must seek to have the Plan confirmed and declared effective by no later June 21, 2020, provided that if any required regulatory approval has not been obtained prior to June 21, 2020, then we automatically have an additional twenty calendar days to obtain a confirmed and effective Plan. The Debtors commenced the solicitation process for the acceptance or rejection of the Plan on April 6, 2020, as required by the RSA. Under the Bankruptcy Code, a majority in number and two-thirds in amount of each impaired class of claims must approve the Plan before the Bankruptcy Court will confirm it. The RSA requires the Consenting Stakeholders to vote in favor of and support the Plan, and the Consenting Stakeholders represent the requisite number of votes in each impaired class of creditors entitled to vote on the Plan. Thus, the Debtors anticipate that they will be able to obtain the necessary number of votes to confirm the Plan in the Chapter 11 Cases.

The Plan provides that the reorganized QHC (the “Reorganized QHC”) will pay all of the general unsecured claims against the Debtors’ estate in the ordinary course of business. Moreover, the Plan will allow us to reduce our debt by approximately $500 million through the refinancing and paydown of our Senior Credit Facility, the refinancing of our ABL Credit Facility and the extinguishment of our Senior Notes. In exchange for the extinguishment of their claims under the Senior Notes, the Reorganized QHC will issue to the holders of the Senior Notes 100% of the shares of new common stock of the Reorganized QHC, subject to dilution for certain issuances of new common stock. The holders of Senior Notes also will receive interests in a litigation trust established by QHC in the Chapter 11 Cases. The Plan requires, and we expect, that all of our existing shares of common stock, restricted stock, and restricted stock units will be cancelled in the Chapter 11 Cases without receiving any distributions from the Debtors. We expect to fund the distributions under the Plan through cash on hand, shares of new common stock of the Reorganized QHC, certain exit financing arrangements, and an equity raise of at least $200 million pursuant to that certain Equity Commitment Agreement, among us and certain of the Consenting Noteholders (the “Equity Commitment Agreement”).

We cannot predict the ultimate outcome of our Chapter 11 Cases at this time. Although we expect the Chapter 11 Cases to be resolved quickly since we are entering bankruptcy with a joint prepackaged plan of reorganization, third parties may propose alternative plans of reorganization, the RSA may be terminated by one or more of the Consenting Stakeholders or the Company, or the Bankruptcy Court may refuse to confirm the Plan. In the event the Plan is not confirmed or the RSA is terminated, the duration of our Chapter 11 Cases will be extended which will increase our expenses and reduce our capital resources. Further, even if our Plan is confirmed, there is no guarantee that the exit financing provided for in the Plan will be sufficient to accomplish our reorganization strategy.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the NYSE under the symbol “QHC.” In connection with the announcement of our filing of the Chapter 11 Cases, the New York Stock Exchange (“NYSE”) suspended the trading of our shares of common stock on April 7, 2020 and determined to commence proceedings to delist our common stock from the NYSE. Our common stock has commenced trading on the OTC Pink marketplace under the symbol “QHCCQ.”

Stockholders

As of April 2, 2020, there were 158 holders of record of shares of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any cash dividends on our common stock. Our Board will evaluate our future results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends. Delaware law prohibits us from paying any dividends unless we have capital surplus or net profits available for this purpose. We are restricted by the terms of our existing indebtedness, including our Credit Agreements (as defined herein) and Senior Notes, on our ability to pay dividends. In addition, our ability to pay dividends on our common stock is limited by the covenants in the RSA and the DIP Facility, and may be further restricted by the terms of any of our future debt.

Effect of Bankruptcy

All outstanding shares of our common stock, shares of our restricted stock (whether vested or unvested), and our restricted stock units (whether vested or unvested) will be cancelled pursuant to the Plan. Therefore, if the Plan is confirmed by the Bankruptcy Court, the holders of such equity interests will not receive any recovery.

Recent Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth certain information with respect to purchases made by us of our own common stock during the three months ended December 31, 2019:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Weighted-	as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased (1)	Paid per Share	or Programs	or Programs

October 1, 2019 - October 31, 2019	—	$—	—	—
November 1, 2019 - November 30, 2019	2,346	1.22	—	—
December 1, 2019 - December 31, 2019	—	—	—	—
Total	2,346	1.22	—	—
(1)	Includes shares acquired by us of our own common stock in connection with the satisfaction of tax withholding obligations on vested restricted stock.

Item 6.Selected Financial Data

We have set forth in the tables below selected financial data that has been derived from our audited consolidated and combined financial statements as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. These financial statements may not necessarily be indicative of our results of operations, financial condition and cash flows that would have occurred if we operated on a stand-alone basis during the entirety of the periods presented herein.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015

Statements of income data:
Operating revenues			$2,327,655	$2,419,053	$2,445,858
Provision for bad debts (1)			255,485	280,586	258,520
Net operating revenues (1)	$1,689,626	$1,878,589	2,072,170	2,138,467	2,187,338
Operating costs and expenses:
Salaries and benefits	838,031	929,937	1,034,797	1,057,119	1,016,696
Supplies	194,982	213,746	250,523	258,639	249,792
Other operating expenses	502,009	575,033	623,063	645,802	634,233
Depreciation and amortization	57,613	67,994	82,155	117,288	128,001
Lease costs and rent	44,321	47,029	50,230	49,883	48,729
Electronic health records incentives	592	(989)	(4,745)	(11,482)	(25,779)
Legal, professional and settlement costs	9,677	11,974	6,001	7,342	—
Impairment of long-lived assets and goodwill	42,820	77,138	47,281	291,870	13,000
Loss (gain) on sale of hospitals, net	3,088	9,005	(5,243)	2,150	—
Loss on closure of hospitals, net	24,883	18,673	—	—	—
Transaction costs related to the Spin-off	—	—	253	5,488	16,337
Total operating costs and expenses	1,718,016	1,949,540	2,084,315	2,424,099	2,081,009
Income (loss) from operations	(28,390)	(70,951)	(12,145)	(285,632)	106,329
Interest expense, net	132,360	128,130	122,077	113,440	98,290
Income (loss) before income taxes	(160,750)	(199,081)	(134,222)	(399,072)	8,039
Provision for (benefit from) income taxes	1,166	(847)	(21,865)	(53,875)	3,304
Net income (loss)	(161,916)	(198,234)	(112,357)	(345,197)	4,735
Less: Net income (loss) attributable to noncontrolling interests	2,011	2,014	1,833	2,491	3,398
Net income (loss) attributable to Quorum Health Corporation	$(163,927)	$(200,248)	$(114,190)	$(347,688)	$1,337

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(5.47)	$(6.91)	$(4.06)	$(12.24)	$0.05
Weighted-average shares outstanding:
Basic and diluted	29,955,140	28,976,122	28,113,566	28,413,247	28,412,054
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

	December 31,
	2019	2018	2017	2016	2015

Balance sheets data:
Cash and cash equivalents	$3,145	$3,203	$5,617	$25,455	$1,106
Patient accounts receivable	286,901	322,608	343,145	380,685	390,890
Property and equipment, net	492,016	559,438	675,279	733,900	880,249
Total assets	1,491,885	1,574,094	1,828,841	1,994,370	2,294,856
Long-term debt, including current maturities and Due to Parent, net	1,232,473	1,193,474	1,213,890	1,246,825	1,824,323
Other long-term liabilities, including deferred income taxes	101,218	133,235	145,728	140,470	149,171
Total liabilities	1,725,601	1,646,746	1,713,106	1,771,994	2,269,955
Redeemable noncontrolling interests	2,278	2,278	2,325	6,807	8,958
Total equity (deficit)	(235,994)	(74,930)	113,410	215,569	15,943

	Year Ended December 31,
	2019	2018	2017	2016	2015

Statements of cash flow data:
Cash flows from operating activities	$(32,870)	$39,504	$66,970	$81,086	$42,889
Cash flows from investing activities	8,109	(8,306)	(38,267)	(73,146)	(78,592)
Cash flows from financing activities	24,703	(33,612)	(48,541)	16,409	34,250
Net change in cash and cash equivalents	$(58)	$(2,414)	$(19,838)	$24,349	$(1,453)

Other financial and operating data (unaudited):
Net inpatient revenues, before implicit price concessions	$783,876	$892,299	$1,003,104	$1,033,065	$1,008,139
Net outpatient revenues, before implicit price concessions	$1,052,608	$1,131,699	$1,227,228	$1,280,912	$1,323,853
Adjusted EBITDA (1)	$96,235	$126,395	$141,845	$162,922	$263,667
Same-facility Adjusted EBITDA (1)	$128,510	$149,415	$158,151	$186,515	$227,799
Number of licensed beds at end of period (2)	1,995	2,604	2,979	3,459	3,582
Admissions (3)	63,165	74,222	88,504	95,313	98,378
Adjusted admissions (4)	163,540	183,919	217,583	235,263	240,841
Surgeries (5)	66,830	75,509	100,863	110,618	115,305
Emergency room visits (6)	493,435	553,045	660,246	726,155	730,021
Medicare case mix index (7)	1.45	1.44	1.43	1.38	1.34
(1)

EBITDA is a non-GAAP financial measure that consists of net income (loss) before interest, income taxes, depreciation and amortization. Adjusted EBITDA, also a non-GAAP financial measure, is EBITDA adjusted to add back the effect of certain legal, professional and settlement costs, impairment of long-lived assets and goodwill, net loss (gain) on sale of hospitals, loss on closure of hospitals, transition of transition services agreements, transaction costs related to the Spin-off, severance costs for headcount reductions and executive severance, change in actuarial estimates and change in estimate related to collectability of patient accounts receivable. We use Adjusted EBITDA as a measure of financial performance. Adjusted EBITDA is a key measure used by our management to assess the operating performance of our hospital operations business and to make decisions on the allocation of resources. Additionally, management utilizes Adjusted EBITDA in assessing our consolidated results of operations and in comparing our results of operations between periods. Same-facility Adjusted EBITDA, also a non-GAAP financial measure, is further retrospectively adjusted to exclude the effect of EBITDA of hospitals divested. We present Adjusted EBITDA and Same-facility Adjusted EBITDA because management believes these measures provide investors and other users of our financial statements with additional information about how management assesses the results of operations.

Adjusted EBITDA and Same-facility Adjusted EBITDA are not measurements of financial performance under U.S. GAAP. These calculations should not be considered in isolation or as a substitute for net income, operating income or any other measure calculated in accordance with U.S. GAAP. The items excluded from Adjusted EBITDA and Same-facility Adjusted EBITDA are significant components in understanding and evaluating the Company’s financial performance. Management believes such adjustments are appropriate, as the magnitude and frequency of such items can vary significantly and are not related to the assessment of normal operating performance. Additionally, our calculation of Adjusted EBITDA and Same-facility Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

Our Credit Agreements use Same-facility Adjusted EBITDA, subject to further permitted adjustments, for certain financial covenants. Management believes that it is useful to present Adjusted EBITDA and Same-facility Adjusted EBITDA because these measures, as defined, provide investors with additional information about our ability to incur and service debt and make capital expenditures.

The following table reconciles Adjusted EBITDA and Same-facility Adjusted EBITDA, each as defined above, to net income (loss), the most directly comparable U.S. GAAP financial measure, as derived directly from our consolidated and combined financial statements for the respective periods (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015

Adjusted EBITDA components (unaudited):
Net income (loss)	$(161,916)	$(198,234)	$(112,357)	$(345,197)	$4,735
Interest expense, net	132,360	128,130	122,077	113,440	98,290
Provision for (benefit from) income taxes	1,166	(847)	(21,865)	(53,875)	3,304
Depreciation and amortization	57,613	67,994	82,155	117,288	128,001
EBITDA	29,223	(2,957)	70,010	(168,344)	234,330
Legal, professional and settlement costs	9,677	11,974	6,001	7,342	—
Impairment of long-lived assets and goodwill	42,820	77,138	47,281	291,870	13,000
Loss (gain) on sale of hospitals, net	3,088	9,005	(5,243)	2,150	—
Loss on closure of hospitals, net	24,883	18,673	—	—	—
Transition of transition services agreements	10,406	3,207	—	—	—
Transaction costs related to the Spin-off	—	—	253	5,488	16,337
Headcount reductions and executive severance	3,018	9,355	2,543	1,617	—
Change in actuarial estimates	(26,880)	—	—	—	—
Change in estimate related to collectability of patient accounts receivable	—	—	21,000	22,799	—
Adjusted EBITDA	96,235	126,395	141,845	162,922	263,667
Negative (Positive) EBITDA of divested hospitals	32,275	23,020	16,306	23,593	(35,868)
Same-facility Adjusted EBITDA	$128,510	$149,415	$158,151	$186,515	$227,799
(2)	Licensed beds are the number of beds for which the appropriate state agency licenses a hospital regardless of whether the beds are actually available for patient use.
(3)	Admissions represent the number of patients admitted for inpatient services.
(4)	Adjusted admissions are computed by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(5)	Surgeries represent the number of inpatient and outpatient surgeries.
(6)	Emergency room visits represent the number of patients registered and treated in our emergency rooms.
(7)

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

You should read the following discussion of our results of operations, financial condition and cash flows, together with the audited consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K. The financial information discussed may not necessarily reflect what our results of operations, financial condition and cash flows may be in the future.

Discussion regarding our results of operations and financial condition for fiscal year 2018 as compared to fiscal year 2017 is included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 12, 2019.

All references to our financial statements, results of operations, financial condition, financial position, cash flows, liquidity, indebtedness and our business refer to the results of QHC derived from the audited consolidated financial statements and the accompanying notes included in “Item 8. Financial Statements and Supplementary Data.” All references to our financial outlook refer to the anticipated unaudited consolidated results of QHC derived from management’s best estimate as of the date of filing of this Annual Report on Form 10-K.

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
•

risks associated with our substantial indebtedness, leverage and debt service obligations, including our ability to comply with our existing and future debt covenants, including our senior credit facility, as amended;

•	risks associated with our Chapter 11 Cases, including our ability to confirm a plan of reorganization and obtain suitable debtor-in-possession financing and exit financing;
•	risks related to the COVID-19 pandemic and the CARES Act;
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

•	the extent to which regulatory and economic changes occur in Illinois and Oregon, where a material portion of our revenues are concentrated;
•	demographic changes;
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

•	the impact of competition on all aspects of our business;
•	changes in medical or other technology;
•	any potential impairments in the carrying values of long-lived assets and goodwill or the shortening of the useful lives of long-lived assets;
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

Overview

As of December 31, 2019, we owned or leased a diversified portfolio of 24 hospitals in rural and mid-sized markets, which are located in 14 states and have a total of 1,995 licensed beds. Our hospitals provide a broad range of hospital and outpatient healthcare services, including general and acute care, emergency room, general and specialty surgery, critical care, internal medicine, diagnostic services, obstetrics, psychiatric and rehabilitation services. For our hospital operations business, we are paid for our services by governmental agencies, commercial insurers and directly by the patients we serve. We also operate QHR, a leading hospital management advisory and healthcare consulting services business. For our hospital management advisory and healthcare consulting services business, we are paid by the non-affiliated hospitals utilizing our services. Over 95% of our net operating revenues are attributable to our hospital operations business.

Our business strategy is to provide high quality patient care to the communities we serve; with a near term focus of increasing the effectiveness of our revenue cycle functions, reducing our debt, and refining our services to address the needs of the markets that we represent. We intend to grow our revenues and operating margins by expanding specialty care and outpatient service lines at our hospitals, primarily by recruiting talented physicians and medical staff. We continuously aim to manage our operating costs, primarily through the efficient management of staffing, medical specialist costs and medical supply inventory levels, with a continued focus on enhancing patient safety and quality of care. In addition, our business strategy includes investing capital in renovations, expansion, medical-related technology and equipment at our existing healthcare facilities.

Bankruptcy Proceedings

On April 7, 2020, the Debtors filed the Chapter 11 Cases under the Bankruptcy Code with the Bankruptcy Court in order to implement the financial restructuring of the Company. The Debtors have requested that the Bankruptcy Court administer the Chapter 11 Cases jointly under the caption In re Quorum Health Corporation, et al.

The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession under the Bankruptcy Code, the Debtors may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Further, the Debtors filed several “first day” motions with the Bankruptcy Court on April 7, 2020, requesting that the Court authorize us to continue to: (i) pay employees’ wages and related obligations; (ii) continue to operate our cash management system in a form substantially similar to prepetition practice; (iii) use cash collateral on an interim basis; (iv) continue to pay vendors and suppliers in the ordinary course; (v) pay taxes in the ordinary course; (vi) continue to pay or honor certain prepetition claims of physician-owned clinics; (vii) continue to honor certain prepetition refund payments; and (viii) maintain our insurance policies in the ordinary course. We expect the Bankruptcy Court to grant our “first day” motions and allow us to continue to operate our business in the ordinary course.

Our filing of the Chapter 11 Cases constituted an event of default that accelerated our obligations under our debt agreements. Due to the Chapter 11 Cases, however, the creditors’ ability to exercise remedies under our debt agreements was stayed as of April 7, 2020, the date of the Chapter 11 petition filing, and continues to be stayed.

On April 6, 2020, the Debtors entered into the RSA with the Consenting Stakeholders. The RSA contemplates the de-leveraging of the Company’s balance sheet and recapitalization of the Debtors on the terms and subject to the conditions of the Plan. The Company filed the Plan with the Bankruptcy Court on April 7, 2020 and commenced the solicitation of votes with respect to the Plan on April 6, 2020. Pursuant to the RSA, the Consenting Stakeholders have agreed to vote in favor of and support the confirmation of the Plan by the Bankruptcy Court. If the Plan is confirmed, the financial restructuring of the Debtors will occur in accordance with the following terms:

•

the Debtors will emerge from the Chapter 11 Cases with a leaner capital structure comprised of (a) a new senior secured asset-based revolving credit facility, and (b) a new senior secured term loan facility in an aggregate principal amount of $738.3 million minus an aggregate paydown amount of at least $50 million but no more than $100 million (the “Exit Facility”), as determined by the holders of at least 50% of the aggregate commitment amounts of all commitment parties party to the Equity Commitment Agreement (the “Required Equity Commitment Parties”);

•	each holder of a claim arising under the ABL Credit Facility shall receive indefeasible payment in full of its allowed claims under the ABL Credit Facility;
•

each holder of a claim arising under the Term Loan Facility shall receive its pro rata share of: (i) $50 million to $100 million in cash proceeds, as determined by the Required Equity Commitment Parties pursuant to and in accordance with the Equity Commitment Agreement; and (ii) the Exit Facility;

•

each holder of claims arising under the Revolving Credit Facility shall receive its pro rata share of: (i) cash in the amount of (A) the aggregate principal amount outstanding of the Revolving Credit Facility, multiplied by (B) a ratio equal to (X) the cash paid to holders of claims arising under the Term Loan Facility divided by (Y) the aggregate principal amount outstanding under the Term Loan Facility; and (ii) the Exit Facility;

•

each holder of a claim arising under the Senior Notes shall receive their pro rata share of (i) 100 percent of the new common stock issued by the Reorganized QHC, subject to dilution for certain issuances of new common stock, and (ii) interests in the litigation trust established by QHC in the Chapter 11 Cases;

•	holders of general unsecured claims shall be reinstated and paid in the ordinary course of business; and
•	the outstanding shares of common stock, shares of restricted stock, and restricted stock units of QHC will be cancelled, and the holders thereof will receive no distributions or other recovery.

The transactions contemplated by the Plan will reduce the amount of our debt by approximately $500 million, which will decrease the amount of our debt service obligations. As a result, we believe that the restructuring contemplated by the Plan will create the capital structure necessary to allow us to make meaningful investments in sustainable growth opportunities after emerging from bankruptcy.

Additionally, the Debtors have filed motions with the Bankruptcy Court seeking approval of a debtor-in-possession financing arrangement on an interim and final basis (the “DIP Facility”). The closing and initial funding of the DIP Facility will occur after the Bankruptcy Court enters an interim order approving debtor-in-possession financing. The Company will only be permitted to draw a maximum principal amount of $30 million under the DIP Facility until the Bankruptcy Court enters a final order approving the debtor-in-possession financing. After the Bankruptcy Court enters the final order, the Company may draw up to a maximum principal amount of $60 million under the DIP Facility, and thereafter may draw the remaining portion of the loan commitments not drawn subject to the consent of the required lenders under the DIP Facility or if needed under the budget.

The lenders under the DIP Facility will make available to us loans in the aggregate principal amount of up to $100 million, and such loans will bear interest at a rate per annum equal to the adjusted LIBOR used for the Senior Credit Facility, plus 10.00%. Upon the occurrence of an event of default, the lenders under the DIP Facility are permitted to charge a default rate of interest equal to 2.00% above the rate otherwise applicable. The DIP Facility will include customary representations and warranties, covenants and events of default, including, among others, covenants requiring the Debtors to deliver a budget to the lenders under the DIP Facility and operate in accordance with an approved form of such budget. The Debtors intend to use the DIP facility to fund certain expenses in the Chapter 11 Cases and the ongoing operations of their businesses during the Chapter 11 Cases. Subject to a specified carve-out amount for certain administrative, legal, and court fees payable in connection with the Chapter 11 Cases, the claims arising under the DIP Facility will (i) be entitled to joint and several superpriority claim status in the Chapter 11 Cases, and (ii) be secured by a perfected first priority lien on (x) the amounts deposited in a segregated deposit account for advances under the DIP Facility and (y) subject to a final order, avoidance actions and the proceeds thereof. The claims arising under the DIP Facility also will be secured by a perfected junior lien on all of the assets encumbered by the Senior Credit Facility. The current guarantors under the Senior Credit Facility will guarantee the obligations of QHC under the DIP Facility.

The DIP Facility will mature upon the earlier to occur of (i) six months from the closing date of the DIP Facility, (ii) the acceleration of the loans and commitments outstanding under the DIP Facility, and (iii) the effective date of the Plan.

Going Concern

Our financial statements have been prepared under the assumption that we will continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we have undertaken a number of actions, including divesting underperforming hospitals, negotiating with our creditors and stakeholders, and reducing recurring expenses. However, we believe that even after taking these actions, we will not have sufficient liquidity to satisfy all of our future financial obligations, comply with our debt covenants, and execute our business plan. As a result, we filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on April 7, 2020. The risks and uncertainties surrounding the Chapter 11 Cases, the events of default under our credit agreements and the indenture governing our Senior Notes, and the other conditions impacting our business raise substantial doubt as to our ability to continue as a going concern. Accordingly, the audit report issued by our independent registered public accounting firm contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

As a result of these facts and circumstances, we have reclassified certain outstanding debt to current liabilities in our consolidated financial statements. See Note 1 — Going Concern and Note 6 — Long-Term Debt in the accompanying consolidated financial statements for additional information.

Uncertainty Relating to the COVID-19 Pandemic

The COVID-19 pandemic has and will continue affecting economies and businesses around the world. We are closely monitoring the impact of COVID-19 on all aspects of our business, including how it will impact our employees, patients, communities and business operations. While we did not incur significant disruptions during the year ended December 31, 2019 from the COVID-19 pandemic, we may experience disruptions that could severely impact our results of operations and financial condition. We are unable to predict the impact that COVID-19 will have on our operating results and financial condition due to numerous uncertainties. These uncertainties include the geographic spread of the pandemic, the severity of the virus, the duration of the outbreak, governmental, business or other actions, travel restrictions and social distancing, business closures or business disruptions, or changes to our operations, among others. The health of our workforce, and our ability to meet staffing needs at our facilities cannot be predicted and is vital to our operations. We will continue to monitor the COVID-19 situation closely, and intend to follow health and safety guidelines as they evolve. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, as well as other unanticipated consequences remain unknown. Effects from COVID-19 pandemic began in the middle of the first quarter of 2020; therefore, there is no impact to our 2019 results of operations and financial condition discussed below. The situation surrounding the COVID-19 pandemic remain fluid and continues to rapidly involve, and we are actively managing our response and assessing potential impacts to our operating results and financial condition, as well as adverse developments in our business. For further information regarding the impact of COVID-19 on us, see Item 1A — Risk Factors of this Annual Report on Form 10-K, which is incorporated herein by reference.

2019 Financial Overview

Our net operating revenues for the year ended December 31, 2019 decreased $189.0 million to $1,689.6 million compared to $1,878.6 million for the year ended December 31, 2018, a 10.1% decrease. The $189.0 million decrease was primarily attributable to a $153.7 million decrease in net operating revenues resulting from hospitals sold or closed during or subsequent to 2018 and a $28.4 million decrease at our same-facility hospitals. The $28.4 million decrease at our same-facility was primarily due to a $37.8 million decrease resulting from lower admissions and surgical volume, offset by a combined $7.4 million increase in rate and acuity. Net loss attributable to Quorum Health Corporation for the year ended December 31, 2019 was $163.9 million compared to $200.2 million for the same period in 2018. The 2019 period included long-lived asset and goodwill impairment of $42.8 million related to hospitals held for sale or identified for divestiture, $24.9 million of losses related to the closure of MetroSouth Medical Center and a net loss of $3.1 million on the sale of hospitals. The 2018 period included long-lived asset and goodwill impairment of $77.1 million related to hospitals held for sale or identified for divestiture, $18.7 million of losses related to the closure of Affinity Medical Center and a net loss of $9.0 million on the sale of hospitals. On a same-facility basis, our operating results for the year ended December 31, 2019 reflected a 6.4% decrease in admissions and a 2.6% decrease in adjusted admissions compared to the same period in 2018. The decrease in same-facility admissions and adjusted admissions was primarily a result of closing underperforming service lines and the termination of payor and physician contracts. The reduction in same-facility admissions was offset by an increase in our overall rate and acuity.

Impairment of Long-Lived Assets and Goodwill

Periodically, we evaluate the fair value of hospitals held for sale and intended for divestiture and recognize any impairment as a result of that evaluation.

The following table provides a summary of the components of impairment recognized (in thousands):

	Year Ended December 31,
	2019	2018

Property and equipment	$31,140	$71,038
Capitalized software costs	5,190	6,100
Total Long-Lived Assets Impairment	36,330	77,138
Goodwill	6,490	—
Total Goodwill and Long-Lived Assets Impairment	$42,820	$77,138

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

In connection with the Spin-off, certain agreements were established by CHS that govern and continue to govern matters related to the Spin-off. These agreements include, among others, a Separation and Distribution Agreement, a Tax Matters Agreement and an Employee Matters Agreement. Various transition services agreements were established by CHS that define agreed upon services to be provided by CHS to QHC. The transition services agreements generally have five-year terms and include, among others, the provision for services related to information technology, payroll processing, certain human resources functions, patient eligibility screening, billing, collections and other revenue management services. As of December 31, 2019, certain of the transition services agreements have been terminated by mutual consent of both parties. For more information on these agreements see “Item 1. Business — Agreements with CHS Related to the Spin-off.”

Recent Divestiture Activity

On September 30, 2019, we sold 106-bed Watsonville Community Hospital and its affiliated entities (“Watsonville”), located in Watsonville, California, for proceeds of $45.7 million. Total proceeds include a $5.0 million note receivable which is included in other long-term assets on the consolidated balance sheet. For the years ended December 31, 2019 and 2018, our operating results included pre-tax income (losses) of $(13.5) million and $0.4 million, respectively, related to Watsonville. In addition to the above, we recorded a $1.9 million loss on sale of Watsonville in the twelve months ended December 31, 2019.

On September 30, 2019, we ceased operations at 314-bed MetroSouth Medical Center and its affiliated entities (“MetroSouth”), located in Blue Island, Illinois. For the years ended December 31, 2019 and 2018, our operating results included pre-tax losses of $38.9 million and $8.4 million, respectively, related to MetroSouth. Included in the pre-tax loss for the twelve months ended December 31, 2019 was $24.9 million of closure costs related to the closure of MetroSouth. These costs include $7.2 million of non-cash losses associated with the disposal or write down of assets that have no future value to us, $6.3 million of severance and salary continuation costs and $11.4 million of other costs and fees related to the termination of contracts and other miscellaneous costs. In addition, beyond 2019, we are obligated to maintain patient health records for approximately 25 years with an estimated annual cost of $0.2 million and may incur additional costs to maintain the existing facilities until such time the facility is sold with an estimated annual cost of $2.2 million.

On April 12, 2019, we sold 146-bed Scenic Mountain Medical Center and its affiliated entities (“Scenic Mountain”), located in Big Spring, Texas, for proceeds of $11.7 million. For the years ended December 31, 2019 and 2018, our operating results included pre-tax losses of $7.5 million and $2.9 million, respectively, related to Scenic Mountain. In addition to the above, we recorded a $1.1 million loss on sale of Scenic Mountain in the twelve months ended December 31, 2019, which included a write-off of allocated goodwill of $3.3 million.

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

Of the total supplemental payments received by all hospitals, our portion represents 0.16%. We are estimating that our net impact for Phase VI over the 30-month period, January 1, 2019 through December 31, 2021, will be $27.6 million. While uncertainties regarding the timing and amount of payments under the HQAF program exist, our estimates of future cash collections at this time, net of any provider taxes, including those related to previous programs, are $2.8 million in 2020 and $0.9 million in 2021. These estimates take into consideration the sale of Watsonville, which was sold on September 30, 2019. The timeline for Phase VI payments has not been released by the State of California and are not included in our estimates.

Medicare Disproportionate Share Hospital Litigation

Medicare makes additional payments to hospitals that treat a disproportionately high share of low-income patients, Prior to October 1, 2013, disproportionate share hospital (“DSH”) payments were based on each hospital’s low income utilization for each payment year (the “Pre-ACA DSH Formula”). In the final rule regarding IPPS payment and policy changes for FFY 2005, CMS revised its policy on the calculation of one of the ratios used in the Pre-ACA DSH Formula. The revised policy included Medicare Advantage patients in the utilization of Original Medicare Plan patients. A group of hospitals challenged the policy change claiming that CMS failed to provide adequate notice and comment period prior to promulgating a DSH rate calculation methodology change. In June 2019, the U.S. Supreme Court ruled in Azar v. Allina Health Services that CMS failed to comply with statutory notice and comment rulemaking procedures before announcing the policy change related to Medicare DSH payments. The case was remanded to the lower district court which ordered CMS to go back and review its policy. Presently, CMS is reviewing its policy and is expected to formalize through formal notice and comment rulemaking in the future. It is unknown but anticipated that CMS may attempt to formalize its old policy and make it retroactive. This would likely lead to further legal challenges. The outcome of this case is still unknown but a favorable outcome could have a material positive impact on our future revenues and cash flows.

Basis of Presentation

Our financial statements have been prepared under the assumption that QHC will continue as a going concern, but management has concluded there is substantial doubt about our ability to continue as a going concern. We have historical net losses and our maximum Secured Net Leverage Ratio, as permitted under the credit agreement (the “CS Agreement”), by and among us, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, will reduce to 4.50 from 5.00 as of January 1, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financial Outlook” for additional information regarding factors impacting our future earnings projections and management’s plans which, as of December 31, 2019, do not alleviate the substantial doubt about our ability to continue as a going concern.

Moreover, on April 7, 2020, we filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code. The filing of the bankruptcy petition constituted an event of default under our Credit Agreements and the indenture governing our Senior Notes. Management has concluded that our bankruptcy proceedings also create substantial doubt about our ability to continue as a going concern. Accordingly, the audit report issued by our independent registered public accounting firm contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

Amounts we collect for medical treatment of patients covered by Medicare, Medicaid and non-governmental third-party payors are generally less than our standard billing rates. Our standard charges and reimbursement rates for routine inpatient services vary significantly depending on the type of medical procedure performed and the geographical location of the hospital. Differences in our standard billing rates and the amounts we expect to collect from third-party payors are classified as contractual adjustments. The reimbursements we ultimately receive as payments for services are determined for each patient instance of care, based on the contractual terms we negotiate with third-party payors or based on federal and state regulations related to governmental healthcare programs. Except for emergency department services, our policy is to determine the payment methodology with patients prior to when the services are performed. Self-pay and other payor discounts are incentives offered to uninsured or underinsured patients or other payors to reduce their costs of healthcare services. Billings and collections were outsourced to CHS under a TSA that was entered into with CHS in connection with the Spin-off through September 30, 2019. See Note 16 — Related Party Transactions in the accompanying consolidated financial statements for additional information on this agreement. On May 8, 2019, we entered into an agreement with R1 RCM to receive end-to-end revenue cycle management services. The agreement with R1 RCM has, among other things, allowed for us to transition our billing and collection services from CHS to R1 RCM. In July 2019, R1 RCM began providing limited services to us, such as status review on aged accounts receivable and insurance denials. Effective October 1, 2019, we transitioned our billing and collection services from CHS to R1 RCM. Our collection levels are impacted by significant changes in payor mix, centralized business office operations, including outsourced efforts in collecting our accounts receivables, economic conditions or trends in federal and state governmental healthcare coverage, among other things. See “Item 1. Business — COVID-19

Pandemic” for information related to the CARES Act and the potential impact in 2020 on our reimbursement under governmental healthcare programs.

The following table provides a summary of our net operating revenues by payor source follows (dollars in thousands):

	Year Ended December 31,
	2019		2018
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$480,475	28.4%	$532,097	28.3%
Medicaid	351,297	20.8%	352,111	18.7%
Managed care and commercial	673,770	39.9%	754,572	40.2%
Self-pay and self-pay after insurance	109,515	6.5%	157,435	8.4%
Non-patient	74,569	4.4%	82,374	4.4%
Total net operating revenues	$1,689,626	100.0%	$1,878,589	100.0%

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

We use a third-party automated contractual adjustments system to calculate our contractual adjustments each month. Contractual adjustments are calculated utilizing historical paid claims data by payor source. The key assumptions used by the system to calculate the current period estimated contractual adjustments are derived on a payor-specific basis from the estimated contractual reimbursement percentage and historical paid claims data. The automated contractual adjustments system does not include patient account level information, as it estimates an average contractual adjustment for each payor source. Actual reimbursement payments we receive from third-party payors could be different from the amounts we estimated and recorded. If the actual contractual reimbursement percentages by payor source differed by 1% from our estimated contractual reimbursement percentages, our net loss for the year ended December 31, 2019 would have changed by $14.3 million. If we applied a 1% differential to our patient accounts receivable due from governmental, managed care and commercial third-party payors as of December 31, 2019, patient accounts receivable, net would have changed by $14.4 million.

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans are estimated and recorded in the period patient services are performed and any revisions to estimates of previous program reimbursements are recorded in subsequent periods until the final cost report settlements are determined. We account for cost report settlements in contractual adjustments in our consolidated statements of income and recognize these amounts as due from and due to third-party payors on our consolidated balance sheets. During the years ended December 31, 2019 and 2018, contractual allowance adjustments related to previous program reimbursements and final cost report settlements favorably (unfavorably) impacted our net operating revenues by $2.2 million and $(0.3) million, respectively.

Several states have established supplemental payment programs, including disproportionate share programs, for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. The amounts due to us under such programs are included in due from third-party payors on our balance sheets. Some of these programs have participation costs, referred to as fees or provider taxes. We record these costs in due to third-party payors on our consolidated balance sheets. We recognize the reimbursement payments due to us from these programs in the periods amounts are estimable and revenue collection is reasonably assured. We record the revenues as favorable contractual adjustments in our net operating revenues and the related provider taxes as other operating expenses in our statements of income. See “Item 1. Business — COVID-19 Pandemic” for information related to the CARES Act and the potential impact on our 2020 Medicaid disproportionate share hospital and supplemental payments.

The following table shows the portion of our Medicaid reimbursements attributable to state supplemental payment programs (in thousands):

	Year Ended December 31,
	2019	2018

Medicaid state supplemental payment program revenues	$173,122	$200,036
Provider taxes and other expenses	68,252	74,709
Reimbursements attributable to state supplemental payment programs, net of expenses	$104,870	$125,327

The California Department of Health Care Services administers the HQAF program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients. Under the HQAF program, we recognized $17.1 million, and $25.9 million of operating revenues, net of provider taxes, for the years ended December 31, 2019 and 2018, respectively.

In addition, we recognized $7.6 million and $7.3 million of Medicaid revenues in the year ended December 31, 2019 and 2018, respectively, related to the sale of Illinois property tax credits.

The following table provides a summary of the components of amounts due from and due to third-party payors (in thousands):

	December 31,
	2019	2018

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$11,654	$14,374
State supplemental payment programs	21,731	49,069
Total amounts due from third-party payors	$33,385	$63,443

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$37,214	$32,174
State supplemental payment programs	6,794	13,678
Total amounts due to third-party payors	$44,008	$45,852

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our billing and collection efforts, which are outsourced to a third party, including their current policies on billings, accounts receivable payor classifications and collections. Our results are also affected by the effectiveness of third party collection agencies and our own efforts to further attempt collection. As previously stated, billings and certain collections were outsourced to CHS under a transition services agreement that was entered into with CHS with the Spin-off through September 30, 2019. Effective October 1, 2019, we transitioned our billing and collection services from CHS to R1 RCM. See Note 16 — Related Party Transactions in the accompanying consolidated financial statements for additional information on the CHS TSA agreement. Significant changes in payor mix, centralized business office operations, including outsourced efforts in collecting our accounts receivables, economic conditions or trends in federal and state governmental healthcare coverage, among other things, could affect our collection levels.

Our policy is to write off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside secondary collection agencies. We believe this policy accurately reflects the likelihood of recovery consistent with our ongoing collection efforts and is consistent with practices within the U.S. healthcare industry. We had $534.4 million and $486.8 million of past due patient account balances at December 31, 2019 and 2018, respectively, being pursued by secondary collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by these secondary collection agencies. These amounts have been written-off and they are not included in accounts receivable in our consolidated balance sheets. Any amounts collected are recognized as revenue upon receipt.

For self-pay receivables, the total amount of contractual adjustments, discounts and implicit price concessions that reduced these receivables to their net carrying values was $648.5 million and $575.6 million as of December 31, 2019 and 2018, respectively. If our actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in recoveries, our net loss for the year ended December 31, 2019 would have changed $6.9 million.

Days revenue outstanding related to patients accounts receivable, excluding amounts recorded as due to or due from third-party payors, was 69 days and 64 days as of December 31, 2019 and December 31, 2018, respectively.

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

During the years ended December 31, 2019 and 2018, we recorded impairment of $42.8 million and $77.1 million, respectively. See “— Overview — Impairment of Long-Lived Assets and Goodwill” for additional information on the impairment recorded in these years.

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

The professional and general liability reserves as of December 31, 2019 included a reduction in the second quarter of 2019 of $26.9 million related to prior periods resulting from our semi-annual actuarial analysis. Factors contributing to the change in estimate include the use of valuation techniques that place more emphasis on our claims subsequent to the Spin-off compared to historical trends, as well as more reliance on industry trend factors. The reduction in the frequency and severity of our claims is the result of internal initiatives in the areas of patient safety, risk management, and claims management, as well as external factors such as tort reform in certain key states.

A portion of our reserves for workers’ compensation and professional and general liability claims included on our balance sheets relates to reserved claims and incurred but not reported claims prior to the Spin-off. These claims were fully indemnified by CHS under the terms of the Separation and Distribution Agreement. As a result, we have a corresponding receivable from CHS related to these claims on our consolidated balance sheets. See Note 17 — Commitments and Contingencies in our accompanying consolidated financial statements for a table that summarizes the receivables and liabilities associated with our workers’ compensation liability and professional and general liability claims as of December 31, 2019 and 2018.

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

New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to provide guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is accounted for as a service contract. This ASU requires entities to account for such costs consistent with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The ASU is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU No. 2018-15 on January 1, 2019 on a prospective basis. There was no material impact on our consolidated financial position and results of operations as a result of adoption of ASU No. 2018-15 as of January 1, 2019. As of December 31, 2019, we have capitalized $5.8 million of implementation costs related to the implementation of cloud computing arrangements which are included in other long-term assets on the consolidated balance sheet. As we transition from the TSAs with CHS, we will incur additional material costs associated with cloud computing arrangements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. This ASU instead permits an entity to recognize goodwill impairment as the excess of a reporting unit's carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment of goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The ASU is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We currently do not expect ASU No. 2017-04 to have a material impact on our consolidated results of operations and financial position.

In June 2016, the FASB issued ASU No. 2016-13 — Financial Instruments - Credit Losses to update the methodology used to measure current expected credit losses (“CECL”). This ASU applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. This ASU replaces the current incurred loss impairment methodology with a methodology to reflect CECL and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. This ASU will be effective beginning in the first quarter of our fiscal year 2023. We currently do not except ASU No. 2016-13 to have a significant impact on our consolidated results of operations, financial position and related disclosures.

Results of Operations

We have summarized our results of operations, including certain financial and operating data, for the three months ended December 31, 2019 and 2018, and for the years ended December 31, 2019 and 2018 on a comparative basis below. The definitions of certain terms used throughout the remainder of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” follows:

Same-facility. Same-facility financial and operating data, as presented in the comparative discussions herein, excludes hospitals that were sold or closed prior to and as of the end of the current reporting period. Our same-facility operating results for the three months and years ended December 31, 2019 and 2018, which are reported herein, have been adjusted to exclude the operating results of the following hospitals and their affiliated entities.

	Hospitals Divested as of December 31, 2019
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

Divestitures Group. The divestitures group, as of December 31, 2019, includes all hospitals that had been sold or closed by us since the Spin-off through December 31, 2019 as shown in the table above. This group of hospitals has certain ongoing operations during the wind-down periods related to the assets and liabilities that were not part of the hospital sale, which typically includes patient accounts receivable, third-party receivables and accounts payable.

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

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018 (Unaudited)

A summary of our operating results, both in dollars and as a percentage of net operating revenues, follows (dollars in thousands):

	Three Months Ended December 31,
	2019		2018		2019 vs 2018
		% of		% of	$	Change
	Amount	Revenues	Amount	Revenues	Variance	in %

Net operating revenues	$384,751	100.0%	$458,630	100.0%	$(73,879)
Operating costs and expenses:
Salaries and benefits	184,088	47.8%	224,069	48.9%	(39,981)	(1.1)%
Supplies	45,577	11.8%	53,014	11.6%	(7,437)	0.2%
Other operating expenses	118,595	30.9%	134,123	29.1%	(15,528)	1.8%
Depreciation and amortization	13,446	3.5%	15,979	3.5%	(2,533)	—%
Lease costs and rent	10,042	2.6%	11,478	2.5%	(1,436)	0.1%
Electronic health records incentives	—	—%	(372)	(0.1)%	372	0.1%
Legal, professional and settlement costs	3,197	0.8%	1,625	0.4%	1,572	0.4%
Impairment of long-lived assets and goodwill	—	—%	4,940	1.1%	(4,940)	(1.1)%
Loss (gain) on sale of hospitals, net	742	0.2%	78	—%	664	0.2%
Loss on closure of hospitals, net	6,469	1.7%	478	0.1%	5,991	1.6%
Total operating costs and expenses	382,156	99.3%	445,412	97.1%	(63,256)	2.2%
Income (loss) from operations	2,595	0.7%	13,218	2.9%	(10,623)	(2.2)%
Interest expense, net	33,456	8.7%	32,823	7.2%	633	1.5%
Income (loss) before income taxes	(30,861)	(8.0)%	(19,605)	(4.3)%	(11,256)	(3.7)%
Provision for (benefit from) income taxes	780	0.2%	315	—%	465	0.2%
Net income (loss)	(31,641)	(8.2)%	(19,920)	(4.3)%	(11,721)	(3.9)%
Less: Net income (loss) attributable to noncontrolling interests	479	0.1%	814	0.2%	(335)	(0.1)%
Net income (loss) attributable to Quorum Health Corporation	$(32,120)	(8.3)%	$(20,734)	(4.5)%	$(11,386)	(3.8)%

The following table reconciles Adjusted EBITDA and Same-facility Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended December 31,
	2019	2018

Net income (loss)	$(31,641)	$(19,920)
Interest expense, net	33,456	32,823
Provision for (benefit from) income taxes	780	315
Depreciation and amortization	13,446	15,979
EBITDA	16,041	29,197
Legal, professional and settlement costs	3,197	1,625
Impairment of long-lived assets and goodwill	—	4,940
Loss (gain) on sale of hospitals, net	742	78
Loss on closure of hospitals, net	6,469	478
Transition of transition services agreements	1,985	(475)
Headcount reductions and executive severance	53	1,667
Adjusted EBITDA	28,487	37,510
Negative EBITDA of divested hospitals	5,063	5,377
Same-facility Adjusted EBITDA	$33,550	$42,887

Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended December 31,
	2019	2018	$ Variance	% Variance

Consolidated:
Net patient revenues	$367,452	$441,627	$(74,175)	(16.8)%
Non-patient revenues	17,299	17,003	296	1.7%
Total net operating revenues	$384,751	$458,630	$(73,879)	(16.1)%
Net patient revenues per adjusted admission	$10,044	$10,120	$(76)	(0.8)%
Net operating revenues per adjusted admission	$10,516	$10,509	$7	0.1%

Same-facility:
Net patient revenues	$368,731	$374,183	$(5,452)	(1.5)%
Non-patient revenues	17,231	15,929	1,302	8.2%
Total net operating revenues	$385,962	$390,112	$(4,150)	(1.1)%
Net patient revenues per adjusted admission	$10,301	$10,288	$13	0.1%
Net operating revenues per adjusted admission	$10,782	$10,726	$56	0.5%

The following table provides information related to our net operating revenues by payor source (dollars in thousands):

	Three Months Ended December 31,
	2019		2018		2019 vs 2018
	Amount	% of Total	Amount	% of Total	$ Variance	Change in %

Consolidated:
Medicare	$109,732	28.5%	$133,620	29.1%	$(23,888)	(0.6)%
Medicaid	86,299	22.4%	82,064	17.9%	4,235	4.5%
Managed care and commercial	156,987	40.8%	194,127	42.3%	(37,140)	(1.5)%
Self-pay and self-pay after insurance	14,434	3.8%	31,816	7.0%	(17,382)	(3.2)%
Non-patient	17,299	4.5%	17,003	3.7%	296	0.8%
Total net operating revenues	$384,751	100.0%	$458,630	100.0%	$(73,879)

Same-facility:
Medicare	$110,238	28.6%	$112,325	28.8%	$(2,087)	(0.2)%
Medicaid	84,556	21.9%	63,963	16.4%	20,593	5.5%
Managed care and commercial	156,683	40.6%	171,503	44.0%	(14,820)	(3.4)%
Self-pay and self-pay after insurance	17,254	4.4%	26,392	6.7%	(9,138)	(2.3)%
Non-patient	17,231	4.5%	15,929	4.1%	1,302	0.4%
Total net operating revenues	$385,962	100.0%	$390,112	100.0%	$(4,150)

The following table provides information related to certain drivers of our net operating revenues:

	Three Months Ended December 31,
	2019	2018	$ Variance	% Variance

Consolidated:
Number of licensed beds at end of period	1,995	2,604	(609)	(23.4)%
Admissions	13,603	17,676	(4,073)	(23.0)%
Adjusted admissions	36,586	43,640	(7,054)	(16.2)%
Surgeries	15,315	17,881	(2,566)	(14.4)%
Emergency room visits	105,711	128,628	(22,917)	(17.8)%
Medicare case mix index	1.44	1.47	(0.03)	(2.0)%

Same-facility:
Number of licensed beds at end of period	1,995	2,038	(43)	(2.1)%
Admissions	13,310	14,281	(971)	(6.8)%
Adjusted admissions	35,796	36,371	(575)	(1.6)%
Surgeries	14,928	15,088	(160)	(1.1)%
Emergency room visits	105,711	104,577	1,134	1.1%
Medicare case mix index	1.47	1.48	(0.01)	(0.7)%

Net operating revenues for the three months ended December 31, 2019 decreased $73.9 million compared to the three months ended December 31, 2018, consisting of a $74.2 million decrease in net patient revenues and a $0.3 million increase in non-patient revenues. Our decrease in net patient revenues consisted of a $68.7 million decline related to the divestitures group and a $5.5 million decline related to our same-facility hospitals. Same-facility net patient revenues for the three months ended December 31, 2019 included $5.5 million from California HQAF program compared to $1.9 million in the three months ended December 31, 2018, a $3.6 million increase. In addition, we recognized $1.3 million of same-facility Medicaid revenues related to the sale of Illinois property tax credits in the three months ended December 31, 2019 with no corresponding amounts recognized in the three months ended December 31, 2018. Excluding the impact of the California HQAF and Illinois property tax credits, same-facility net patient revenues decreased by $10.4 million. The $10.4 million decrease in our same-facility net patient revenues was primarily due to a $5.9 million decrease resulting from decreased adjusted admissions and a $4.5 million decrease in same-facility rate and acuity. The $4.5 million decrease in rate primarily resulted from a decline in collectability on self-pay accounts receivable attributable to a disruption in collection efforts resulting from the transition of our revenue cycle services, partially offset by increases in acuity and an improvement in payor mix. On a consolidated basis, admissions and adjusted admissions declined 23.0% and 16.2%, respectively, when comparing the fourth quarter of 2019 to the same period in 2018. On a same-facility basis, admissions and adjusted admissions decreased by 6.8% and 1.6%, respectively, when comparing the same periods. The decrease in same-facility admissions was impacted by lower volumes resulting from the closure of underperforming service lines at certain of our facilities during the second quarter of 2019. Additionally, the decrease was due to lower surgical admissions in the 2019 period resulting from physician turnover.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended December 31,
	2019	2018	$ Variance	% Variance

Salaries and benefits	$184,088	$224,069	$(39,981)	(17.8)%
Hospital operations salaries and benefits	$168,949	$206,019	$(37,070)	(18.0)%
Hospital operations salaries and benefits per adjusted admission	$4,618	$4,721	$(103)	(2.2)%
Hospital operations man-hours per adjusted admission	107.8	112.4	(4.6)	(4.1)%

Salaries and benefits decreased $40.0 million for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The decrease in salaries and benefits of $40.0 million was primarily due to a decline of $39.6 million related to the divestitures group.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended December 31,
	2019	2018	$ Variance	% Variance

Supplies	$45,577	$53,014	$(7,437)	(14.0)%
Supplies per adjusted admission	$1,246	$1,215	$31	2.6%

Supplies expense decreased $7.4 million for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The decrease in supplies of $7.4 million was primarily due to a decline of $7.2 million related to the divestitures group.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Three Months Ended December 31,
	2019		2018		2019 vs 2018
		% of		% of	$	Change
	Amount	Total	Amount	Total	Variance	in %

Purchased services	$40,642	34.3%	$36,618	27.3%	$4,024	7.0%
Taxes and insurance	26,288	22.2%	31,527	23.5%	(5,239)	(1.3)%
Medical specialist fees	20,074	16.9%	26,215	19.5%	(6,141)	(2.6)%
Transition services agreements	2,968	2.5%	7,906	5.9%	(4,938)	(3.4)%
Repairs and maintenance	9,220	7.8%	9,295	6.9%	(75)	0.9%
Utilities	4,345	3.7%	5,386	4.0%	(1,041)	(0.3)%
Other miscellaneous operating expenses	15,058	12.6%	17,176	12.9%	(2,118)	(0.3)%
Total other operating expenses	$118,595	100.0%	$134,123	100.0%	$(15,528)

Other operating expenses decreased $15.5 million for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The decrease in other operating expenses was primarily due to a decline of $21.9 million related to the divestitures group; offset by an increase in same-facility other operating expenses of $6.4 million. The increase at same-facility hospitals was primarily the result of $2.5 million in increased purchased services associated with the transition of our transition services agreements, $1.0 million in property taxes primarily due to the completion of our new tower at one of our facilities, and $1.4 million in increased repairs and maintenance as a result of preparing for accreditation at several of our facilities.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.5 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018. This decrease was primarily due to the overall reduction in our long-lived assets due to the divestiture or closure of four hospitals in 2018 and three hospitals in 2019 and due to impairment charges which occurred subsequent to 2018.

Lease Costs and Rent Expense

Lease costs and rent expense decreased $1.4 million during the three months ended December 31, 2019 compared to the three months ended December 31, 2018 which was primarily due to a decline in our divestiture group. The types of costs included in lease costs and rent expense are the same for both periods. We adopted ASC Topic 842 as of January 1, 2019 and have made additional disclosures about our lease arrangements. See Note 7 — Leases in the accompanying consolidated financial statements for additional information on our leases.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs increased $1.6 million for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The increase relates primarily to legal settlements related to employee matters and legal costs associated with strategic initiatives. See Note 17 — Commitments and Contingencies in the accompanying consolidated financial statements for additional information on these matters.

Impairment of Long-Lived Assets and Goodwill

For the three months ended December 31, 2018, we recognized $4.9 million of impairment to long-lived assets of certain hospitals which we had identified as potential divestiture candidates or for which we had received letters of intent. We had no related impairment for the three months ended December 31, 2019.

Loss (Gain) on Sale of Hospitals, Net

We recognized a $0.7 million loss on sale of hospitals, net for the three months ended December 31, 2019, primarily related to the sale of Watsonville. We recognized a $0.1 million loss on sale of hospitals, net for the three months ended December 31, 2018, primarily related to the sale of McKenzie.

Loss on Closure of Hospitals, Net

For the three months ended December 31, 2019, we recognized a $6.5 million loss on closure of hospitals, net related to the closure of MetroSouth. We ceased operations at this hospital on September 30, 2019 but will have certain continuing closure costs primarily related to the regulatory requirements for maintaining patient records.

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

Interest Expense, Net

The following table provides information related to interest expense, net (in thousands):

	Three Months Ended December 31,
	2019	2018	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$366	$62	$304	490.3%
Term Loan Facility	16,681	18,364	(1,683)	(9.2)%
ABL Credit Facility	808	317	491	154.9%
Senior Notes	11,626	11,626	—	—%
Amortization of debt issuance costs and discounts	3,122	2,417	705	29.2%
All other interest expense, net	853	37	816	2,205.4%
Total interest expense, net	$33,456	$32,823	$633	1.9%

Interest expense, net increased $0.6 million for the three months ended December 31, 2019 compared to the three months ended December 31, 2018 primarily due the reduction of interest income due to a decline in past due accounts receivable from the State of Illinois. See Liquidity and Capital Resources below and Note 6 — Long-Term Debt in the accompanying consolidated financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $0.8 million and $0.3 million for the three months ended December 31, 2019 and December 31, 2018, respectively. Our effective tax rates were (2.5)% and (1.6)% for the three months ended December 31, 2019 and 2018, respectively.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

A summary of our results of operations, both in dollars and as a percentage of net operating revenues, follows (dollars in thousands):

	Year Ended December 31,
	2019		2018		2019 vs 2018
		% of		% of	$	Change
	Amount	Revenues	Amount	Revenues	Variance	in %

Net operating revenues	$1,689,626	100.0%	$1,878,589	100.0%	$(188,963)
Operating costs and expenses:
Salaries and benefits	838,031	49.6%	929,937	49.5%	(91,906)	0.1%
Supplies	194,982	11.5%	213,746	11.4%	(18,764)	0.1%
Other operating expenses	502,009	29.8%	575,033	30.7%	(73,024)	(0.9)%
Depreciation and amortization	57,613	3.4%	67,994	3.6%	(10,381)	(0.2)%
Lease costs and rent	44,321	2.6%	47,029	2.5%	(2,708)	0.1%
Electronic health records incentives	592	—%	(989)	(0.1)%	1,581	0.1%
Legal, professional and settlement costs	9,677	0.6%	11,974	0.6%	(2,297)	—%
Impairment of long-lived assets and goodwill	42,820	2.5%	77,138	4.1%	(34,318)	(1.6)%
Loss (gain) on sale of hospitals, net	3,088	0.2%	9,005	0.5%	(5,917)	(0.3)%
Loss on closure of hospitals, net	24,883	1.5%	18,673	1.0%	6,210	0.5%
Total operating costs and expenses	1,718,016	101.7%	1,949,540	103.8%	(231,524)	(2.1)%
Income (loss) from operations	(28,390)	(1.7)%	(70,951)	(3.8)%	42,561	2.1%
Interest expense, net	132,360	7.8%	128,130	6.8%	4,230	1.0%
Income (loss) before income taxes	(160,750)	(9.5)%	(199,081)	(10.6)%	38,331	1.1%
Provision for (benefit from) income taxes	1,166	0.1%	(847)	—%	2,013	0.1%
Net income (loss)	(161,916)	(9.6)%	(198,234)	(10.6)%	36,318	1.0%
Less: Net income (loss) attributable to noncontrolling interests	2,011	0.1%	2,014	0.1%	(3)	—%
Net income (loss) attributable to Quorum Health Corporation	$(163,927)	(9.7)%	$(200,248)	(10.7)%	$36,321	1.0%

The following table reconciles Adjusted EBITDA and Same-facility Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure (in thousands):

	Year Ended December 31,
	2019	2018

Net income (loss)	$(161,916)	$(198,234)
Interest expense, net	132,360	128,130
Provision for (benefit from) income taxes	1,166	(847)
Depreciation and amortization	57,613	67,994
EBITDA	29,223	(2,957)
Legal, professional and settlement costs	9,677	11,974
Impairment of long-lived assets and goodwill	42,820	77,138
Loss (gain) on sale of hospitals, net	3,088	9,005
Loss on closure of hospitals, net	24,883	18,673
Transition of transition services agreements	10,406	3,207
Headcount reductions and executive severance	3,018	9,355
Change in actuarial estimates	(26,880)	—
Adjusted EBITDA	96,235	126,395
Negative EBITDA of divested hospitals	32,275	23,020
Same-facility Adjusted EBITDA	$128,510	$149,415

Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Year Ended December 31,
	2019	2018	$ Variance	% Variance

Consolidated:
Net patient revenues	$1,615,057	$1,796,215	$(181,158)	(10.1)%
Non-patient revenues	74,569	82,374	(7,805)	(9.5)%
Total net operating revenues	$1,689,626	$1,878,589	$(188,963)	(10.1)%
Net patient revenues per adjusted admission	$9,876	$9,766	$110	1.1%
Net operating revenues per adjusted admission	$10,332	$10,214	$118	1.2%

Same-facility:
Net patient revenues	$1,448,051	$1,478,382	$(30,331)	(2.1)%
Non-patient revenues	73,244	78,168	(4,924)	(6.3)%
Total net operating revenues	$1,521,295	$1,556,550	$(35,255)	(2.3)%
Net patient revenues per adjusted admission	$9,936	$9,885	$51	0.5%
Net operating revenues per adjusted admission	$10,438	$10,408	$30	0.3%

The following table provides information related to our net operating revenues by payor source (dollars in thousands):

	Year Ended December 31,
	2019		2018		2019 vs 2018
	Amount	% of Total	Amount	% of Total	$ Variance	Change in %

Consolidated:
Medicare	$480,475	28.4%	$532,097	28.3%	$(51,622)	0.1%
Medicaid	351,297	20.8%	352,111	18.7%	(814)	2.1%
Managed care and commercial	673,770	39.9%	754,572	40.2%	(80,802)	(0.3)%
Self-pay and self-pay after insurance	109,515	6.5%	157,435	8.4%	(47,920)	(1.9)%
Non-patient	74,569	4.4%	82,374	4.4%	(7,805)	—%
Total net operating revenues	$1,689,626	100.0%	$1,878,589	100.0%	$(188,963)

Same-facility:
Medicare	$429,665	28.2%	$437,999	28.1%	$(8,334)	0.1%
Medicaid	300,667	19.8%	265,748	17.1%	34,919	2.7%
Managed care and commercial	615,575	40.5%	643,252	41.3%	(27,677)	(0.8)%
Self-pay and self-pay after insurance	102,144	6.7%	131,383	8.5%	(29,239)	(1.8)%
Non-patient	73,244	4.8%	78,168	5.0%	(4,924)	(0.2)%
Total net operating revenues	$1,521,295	100.0%	$1,556,550	100.0%	$(35,255)

The following table provides information related to certain drivers of our net operating revenues:

	Year Ended December 31,
	2019	2018	$ Variance	% Variance

Consolidated:
Number of licensed beds at end of period	1,995	2,604	(609)	(23.4)%
Admissions	63,165	74,222	(11,057)	(14.9)%
Adjusted admissions	163,540	183,919	(20,379)	(11.1)%
Surgeries	66,830	75,509	(8,679)	(11.5)%
Emergency room visits	493,435	553,045	(59,610)	(10.8)%
Medicare case mix index	1.45	1.44	0.01	0.7%

Same-facility:
Number of licensed beds at end of period	1,995	2,038	(43)	(2.1)%
Admissions	54,620	58,333	(3,713)	(6.4)%
Adjusted admissions	145,740	149,560	(3,820)	(2.6)%
Surgeries	58,895	60,955	(2,060)	(3.4)%
Emergency room visits	430,626	438,022	(7,396)	(1.7)%
Medicare case mix index	1.45	1.44	0.01	0.7%

Net operating revenues for the year ended December 31, 2019 decreased $189.0 million compared to the year ended December 31, 2018, consisting of a $181.2 million decrease in net patient revenues and a $7.8 million decrease in non-patient revenues. Our decrease in net patient revenues consisted of a $150.8 million decline related to the divestitures group and a $30.4 million decline related to our same-facility hospitals. The $30.4 million decline was primarily due to a $37.8 million decrease resulting from lower admissions and surgical volume, offset by a combined $7.4 million increase in rate and acuity. The change in rate and acuity was primarily a result of a decline in collectability on self-pay accounts receivable attributable to a disruption in collection efforts resulting from the transition of our revenue cycle services that was offset by increases in overall rates, acuity and an improvement in payor mix. On a consolidated basis, admissions and adjusted admissions declined 14.9% and 11.1%, respectively, when comparing the year ended December 31, 2019 to the same period in 2018. On a same-facility basis, admissions and adjusted admissions decreased 6.4% and 2.6%, respectively, when comparing these same periods. The decrease in same-facility admissions and adjusted admissions was primarily a result of our initiatives, which were implemented in the third quarter of 2018, to discontinue underperforming patient service lines and to terminate unfavorable payor and physician contracts. The decrease was also impacted by lower volumes resulting from the closure of underperforming service lines at certain of our facilities during the third quarter of 2019. Additionally, the decrease was due to lower surgical volume in the 2019 period resulting from physician turnover.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Year Ended December 31,
	2019	2018	$ Variance	% Variance

Salaries and benefits	$838,031	$929,937	$(91,906)	(9.9)%
Hospital operations salaries and benefits	$769,447	$847,129	$(77,682)	(9.2)%
Hospital operations salaries and benefits per adjusted admission	$4,705	$4,606	$99	2.1%
Hospital operations man-hours per adjusted admission	111.5	110.7	0.7	0.7%
Salaries and benefits decreased $91.9 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. Salaries and benefits declined $74.1 million related to the divestitures group and $17.8 million related to same-facility salaries and benefits. The same-facility decrease of $17.8 million was primarily related to a reduction in same-facility admissions of 6.4% and the termination of physician contracts as part of our cost savings initiatives implemented in the third quarter of 2018.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admission amounts):

	Year Ended December 31,
	2019	2018	$ Variance	% Variance

Supplies	$194,982	$213,746	$(18,764)	(8.8)%
Supplies per adjusted admission	$1,192	$1,162	$30	2.6%

Supplies expense decreased $18.8 million for the year ended December 31, 2019 when compared to the year ended December 31, 2018, which included a $17.9 million decline related to the divestitures group and a $0.9 million decline related to our same-facility hospitals.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Year Ended December 31,
	2019		2018		2019 vs 2018
		% of		% of	$	Change
	Amount	Total	Amount	Total	Variance	in %

Purchased services	$162,041	32.3%	$153,155	26.6%	$8,886	5.7%
Taxes and insurance	89,149	17.8%	131,840	22.9%	(42,691)	(5.1)%
Medical specialist fees	96,726	19.3%	105,674	18.4%	(8,948)	0.9%
Transition services agreements	29,548	5.9%	51,190	8.9%	(21,642)	(3.0)%
Repairs and maintenance	37,261	7.4%	36,954	6.4%	307	1.0%
Utilities	21,306	4.2%	23,660	4.1%	(2,354)	0.1%
Other miscellaneous operating expenses	65,978	13.1%	72,560	12.7%	(6,582)	0.4%
Total other operating expenses	$502,009	100.0%	$575,033	100.0%	$(73,024)

Other operating expenses decreased $73.0 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. Other operating expenses declined $55.8 million related to the divestitures group and declined $17.2 million related to our same-facility hospitals. The decrease in same-facility other operating costs was primarily due to a $23.5 million reduction in professional and general liability reserves relating to prior periods resulting from our second quarter actuarial analysis utilizing updated data through April 30, 2019. Factors contributing to the change in estimate include the use of valuation techniques that place more emphasis on our claims subsequent to the Spin-off compared to historical trends, as well as more reliance on industry trend factors. The reduction in the frequency and severity of our claims is the result of internal initiatives in the areas of patient safety, risk management, and claims management, as well as external factors such as tort reform in certain key states. The impact of the $23.5 million reduction in professional and general liability reserves was offset by a $7.2 million increase in costs associated with the transition of our transition services agreements.

Depreciation and Amortization

Depreciation and amortization expense decreased $10.4 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. This decrease was primarily due to the overall reduction in our long-lived assets due to the divestiture or closure of four hospitals in 2018 and three hospitals in 2019 and due to impairment charges since the prior year comparable period.

Lease Costs and Rent Expense

Lease costs and rent expense decreased $2.7 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily related to the divestitures group. The types of costs included in lease costs and rent expense are the same for both periods. We adopted ASC Topic 842 as of January 1, 2019 and have made additional disclosures about our lease arrangements. See Note 7 — Leases in the accompanying consolidated financial statements for additional information on our leases.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs decreased $2.3 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease relates primarily to the reduction in legal costs associated with the arbitration with CHS. We incurred significant costs associated with the arbitration in the year ended December 31, 2018 that we did not incur in the year ended December 31, 2019 as the case was settled on January 3, 2019.

Impairment of Long-Lived Assets and Goodwill

For the year ended December 31, 2019, we recognized $42.8 million of impairment to long-lived assets and goodwill of certain hospitals which we have identified as potential divestiture candidates. For the year ended December 31, 2018, we recognized $77.1 million of impairment to long-lived assets and goodwill of certain hospitals which we identified as potential divestiture candidates or for which we had received letters of intent.

Loss (Gain) on Sale of Hospitals, Net

We recognized a $3.1 million loss on sale of hospitals, net in the year ended December 31, 2019 primarily related to the sale of Scenic Mountain and Watsonville. We recognized a $9.0 million loss on sale of hospitals, net in the year ended December 31, 2018 related to the sale of Vista West, Clearview and McKenzie.

Loss on Closure of Hospitals, Net

For the year ended December 31, 2019, we recognized a $24.9 million loss on closure of hospitals, net related to the closure of MetroSouth. We ceased operations at this hospital on September 30, 2019 but will have certain continuing closure costs primarily related to the regulatory requirements for maintaining patient records.

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

Interest Expense, Net

The following table provides information related to interest expense, net (in thousands):

	Year Ended December 31,
	2019	2018	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$549	$267	$282	105.6%
Term Loan Facility	71,270	71,538	(268)	(0.4)%
ABL Credit Facility	2,467	1,432	1,035	72.3%
Senior Notes	46,504	46,491	13	—%
Amortization of debt issuance costs and discounts	9,994	9,666	328	3.4%
All other interest expense (income), net	1,576	(1,264)	2,840	224.7%
Total interest expense, net	$132,360	$128,130	$4,230	3.3%

Interest expense, net increased $4.2 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the increase in our outstanding balances with the ABL Credit Facility and the reduction of interest income due to a decline in past due accounts receivable from the State of Illinois. See Liquidity and Capital Resources below and Note 6 — Long-Term Debt in the accompanying consolidated financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

The provision for income taxes was $1.2 million for the year ended December 31, 2019 compared to a benefit from income taxes of $0.8 million for the year ended December 31, 2018. Our effective tax rates were (0.7)% and 0.4% for the year ended December 31, 2019 and 2018, respectively. The decrease in the effective tax rate for the year ended December 31, 2019 compared to the year ended December 31, 2018 is the result of an increase in tax expense related to tax amortization of indefinite-lived intangibles in the current period compared to an income tax benefit derived from book impairments exceeding tax amortization of indefinite-lived intangibles in the prior period.

Quarterly Results of Operations for the Years Ended December 31, 2019 and 2018 (Unaudited)

The following tables summarize our quarterly results of operations and selected financial and operating data (dollars in thousands except earnings (loss) per share and per adjusted admission amounts):

	2019 Quarters				2018 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Statements of income data:
Net operating revenues	$442,805	$442,170	$419,900	$384,751	$486,820	$472,632	$460,507	$458,630
Operating costs and expenses:
Salaries and benefits	225,075	213,411	215,457	184,088	247,000	232,631	226,237	224,069
Supplies	51,385	50,202	47,818	45,577	58,886	52,897	48,949	53,014
Other operating expenses	136,789	106,954	139,671	118,595	152,738	144,456	143,716	134,123
Depreciation and amortization	14,639	14,500	15,028	13,446	18,261	17,142	16,612	15,979
Lease costs and rent	11,531	11,627	11,121	10,042	12,532	11,358	11,661	11,478
Electronic health records incentives	26	583	(17)	—	(141)	(445)	(31)	(372)
Legal, professional and settlement costs	685	604	5,191	3,197	3,413	5,417	1,519	1,625
Impairment of long-lived assets and goodwill	8,860	25,950	8,010	—	39,760	—	32,438	4,940
Loss (gain) on sale of hospitals, net	—	1,140	1,206	742	7,815	307	805	78
Loss on closure of hospitals, net	—	—	18,414	6,469	13,746	3,338	1,111	478
Total operating costs and expenses	448,990	424,971	461,899	382,156	554,010	467,101	483,017	445,412
Income (loss) from operations	(6,185)	17,199	(41,999)	2,595	(67,190)	5,531	(22,510)	13,218
Interest expense, net	32,266	33,582	33,056	33,456	30,931	31,926	32,450	32,823
Income (loss) before income taxes	(38,451)	(16,383)	(75,055)	(30,861)	(98,121)	(26,395)	(54,960)	(19,605)
Provision for (benefit from) income taxes	155	94	137	780	366	(454)	(1,074)	315
Net income (loss)	(38,606)	(16,477)	(75,192)	(31,641)	(98,487)	(25,941)	(53,886)	(19,920)
Less: Net income (loss) attributable to noncontrolling interests	400	396	736	479	481	665	54	814
Net income (loss) attributable to Quorum Health Corporation	$(39,006)	$(16,873)	$(75,928)	$(32,120)	$(98,968)	$(26,606)	$(53,940)	$(20,734)

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(1.33)	$(0.56)	$(2.52)	$(1.06)	$(3.48)	$(0.92)	$(1.85)	$(0.71)
Weighted-average shares outstanding:
Basic and diluted	29,438,015	30,001,208	30,178,229	30,192,366	28,454,336	28,995,564	29,215,823	29,227,634

	2019 Quarters				2018 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Other financial and operating data:
Net patient revenues per adjusted admission	$9,749	$10,165	$9,541	$10,044	$9,438	$9,863	$9,679	$10,120
Net operating revenues per adjusted admission	$10,225	$10,604	$9,977	$10,516	$9,889	$10,376	$10,113	$10,509
Adjusted EBITDA	$20,631	$33,429	$13,688	$28,487	$18,420	$36,323	$34,142	$37,510
Same-facility Adjusted EBITDA	$25,044	$39,363	$30,553	$33,550	$24,990	$39,528	$42,010	$42,887
Number of licensed beds at end of period	2,571	2,415	1,995	1,995	2,675	2,649	2,604	2,604
Admissions	17,755	16,354	15,453	13,603	20,549	18,200	17,797	17,676
Adjusted admissions	43,304	41,700	42,089	36,586	49,226	45,551	45,536	43,640
Surgeries	16,723	17,909	16,883	15,315	20,587	19,114	17,927	17,881
Emergency room visits	132,125	128,431	127,168	105,711	153,797	135,389	135,231	128,628
Medicare case mix index	1.47	1.46	1.43	1.44	1.44	1.44	1.42	1.47

The following table reconciles Adjusted EBITDA and Same-facility Adjusted EBITDA as defined in “Item 6. Selected Financial Data”, to net income (loss), the most directly comparable U.S. GAAP financial measure, as derived directly from our consolidated financial statements for the respective periods (in thousands):

	2019 Quarters				2018 Quarters
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Adjusted EBITDA components:
Net income (loss)	$(38,606)	$(16,477)	$(75,192)	$(31,641)	$(98,487)	$(25,941)	$(53,886)	$(19,920)
Interest expense, net	32,266	33,582	33,056	33,456	30,931	31,926	32,450	32,823
Provision for (benefit from) income taxes	155	94	137	780	366	(454)	(1,074)	315
Depreciation and amortization	14,639	14,500	15,028	13,446	18,261	17,142	16,612	15,979
EBITDA	8,454	31,699	(26,971)	16,041	(48,929)	22,673	(5,898)	29,197
Legal, professional and settlement costs	685	604	5,191	3,197	3,413	5,417	1,519	1,625
Impairment of long-lived assets and goodwill	8,860	25,950	8,010	—	39,760	—	32,438	4,940
Loss (gain) on sale of hospitals, net	—	1,140	1,206	742	7,815	307	805	78
Loss on closure of hospitals, net	—	—	18,414	6,469	13,746	3,338	1,111	478
Transition of transition services agreements	1,142	834	6,445	1,985	717	520	2,445	(475)
Headcount reductions and executive severance	1,490	82	1,393	53	1,898	4,068	1,722	1,667
Change in actuarial estimates	—	(26,880)	—	—	—	—	—	—
Adjusted EBITDA	20,631	33,429	13,688	28,487	18,420	36,323	34,142	37,510
Negative EBITDA of divested hospitals	4,413	5,934	16,865	5,063	6,570	3,205	7,868	5,377
Same-facility Adjusted EBITDA	$25,044	$39,363	$30,553	$33,550	$24,990	$39,528	$42,010	$42,887

Liquidity and Capital Resources

Financial Outlook

Our primary sources of liquidity are cash flows from operations, proceeds from divestitures and available borrowing capacity under our revolving credit facilities. Borrowings under our revolving credit facilities are intended to be used for working capital, capital expenditures and general corporate purposes. Our cash flows are negatively impacted by the significant amount of interest expense associated with the high debt leverage put in place to affect the Spin-off. Interest payments were $111.4 million and $120.0 million for the year ended December 31, 2019 and 2018, respectively.

Our financial statements have been prepared under the assumption that we will continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of our commitments, we have undertaken a number of actions, including divesting underperforming hospitals, negotiating with our creditors and stakeholders, and reducing recurring expenses. However, we believe that even after taking these actions, we will not have sufficient liquidity to satisfy all of our future financial obligations, comply with our debt covenants, and execute our business plan. As a result, we filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on April 7, 2020. The risks and uncertainties surrounding the Chapter 11 Cases, the events of default under our credit agreements and the indenture governing our Senior Notes, and the other conditions impacting our business raise substantial doubt as to our ability to continue as a going concern.

Although Management believes that the reorganization of the Company through Chapter 11 will position us for sustainable growth opportunities, the Chapter 11 filing caused an event of default under our Credit Agreements and the indenture governing our Senior Notes, which is stayed during the pendency of our bankruptcy proceeding. Further, there are several risks and uncertainties associated with our bankruptcy, including, among others: (a) our joint prepackaged plan of reorganization may never be confirmed or becomes effective, (b) the Restructuring Support Agreement may be terminated by one or more of the parties thereto, (c) the Bankruptcy Court may grant or deny motions in a manner that is adverse to us and our subsidiaries, and (c) our Chapter 11 case may be converted into a Chapter 7 liquidation. Thus, management also has concluded that there is substantial doubt our ability to continue as a going concern due to the risks and uncertainties involved in our reorganization under Chapter 11 of the Bankruptcy Code.

Sources of Liquidity Related to the Chapter 11 Cases

The Debtors have filed motions with the Bankruptcy Court seeking approval of a debtor-in-possession financing arrangement on an interim basis (the “DIP Facility”). The lenders under the DIP Facility will make available to us loans in the aggregate principal amount of up to $100 million. The Debtors intend to use the proceeds from the DIP Facility to pay the costs of certain administrative, legal and court expenses and fund the ongoing operations of the Company during the Chapter 11 Cases.

When the Bankruptcy Court enters an interim order approving the DIP Facility, the closing and initial funding under the DIP Facility will occur. QHC will be permitted to draw a maximum principal amount of $30 million under the DIP Facility on the date of the interim order. After the Bankruptcy Court approves the DIP facility on a final basis, the Company may draw up to a maximum principal amount of $60 million under the DIP Facility, and thereafter may draw the remaining portion of the loan commitments not drawn subject to consent of the required lenders under the DIP Facility or if needed under its budget.

We expect to fund the distributions under the Plan through cash on hand, the new common stock of the Reorganized QHC, certain exit financing arrangements and an equity raise of at least $200 million (which amount may be increased in certain circumstances to $250 million) (the “Equity Commitment Aggregate Amount”) pursuant to the Equity Commitment Agreement. The Equity Commitment Agreement requires certain Consenting Noteholders (the “Equity Commitment Parties”) to commit at least the Equity Commitment Aggregate Amount in new funds to purchase shares of new common stock in the Reorganized QHC at a purchase price of $7.50 per share. Additionally, the Reorganized QHC will issue to the Equity Commitment Parties shares of new common stock in an amount equal to 7.5% of the Equity Commitment Aggregate Amount, issued at a premium price per share of $10.00 (the “Equity Commitment Premium”). The Company must pay the Equity Commitment Premium to the Equity Commitment Parties in cash under certain circumstances. The equity offering will be conducted in accordance with the exemption from registration set forth in Section 4(a)(2) of the Securities Act. Furthermore, the closing of the equity offering is subject to the satisfaction of customary conditions precedent by the Debtors, including, among others, the RSA has not been terminated, the Plan has been confirmed and declared effective by the Bankruptcy Court, and all other government approvals (including anti-trust approval, if applicable) have been obtained by the Debtors.

Furthermore, the Plan provides that the Debtors will emerge from the Chapter 11 Cases with the following exit financing arrangements: (a) a new senior secured term loan facility in an aggregate principal amount of $738.3 million minus an aggregate paydown amount of at least $50 million but no more than $100 million (the “Exit Facility”), as determined by the Required Equity Commitment Parties; and (b) a new senior secured asset-based credit facility (the “Exit ABL Facility”). The Exit Facility will replace the Senior Credit Facility, and the Exit ABL Facility will replace the ABL Credit Facility.

COVID-19 Pandemic

As previously discussed, we may require an increased level of working capital if we experience extended billing and collection cycles as a result of displaced employees, payors, revenue cycle management contractors, or otherwise. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital. While the economic impact brought by, and the duration of, COVID-19 is difficult to assess or predict, the COVID-19 pandemic could result in significant disruption of global financial markets, reducing our ability to access capital in the future, which could negatively affect our liquidity in the future. In addition, although we may have access to potential additional sources of liquidity through funding that may be available to healthcare providers under the recently enacted CARES Act, there can be no assurance that we will have access to such funding based on a number of factors, including our filing of the Chapter 11 Cases.

Statements of Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Year Ended December 31,
	2019	2018	$ Variance	% Variance

Net cash provided by (used in) operating activities	$(32,870)	$39,504	$(72,374)	(183.2)%
Net cash provided by (used in) investing activities	8,109	(8,306)	16,415	197.6%
Net cash provided by (used in) financing activities	24,703	(33,612)	58,315	173.5%
Net change in cash and cash equivalents	$(58)	$(2,414)	$2,356

Net cash used in operating activities was $32.9 million for the year ended December 31, 2019 compared to net cash provided by operating activities of $39.5 million for the year ended December 31, 2018, a $72.4 million decrease. In the 2019 period, net cash flows from operating activities were favorably impacted by $27.6 million in HQAF payments during the twelve months ended December 31, 2019, which were partially offset by $12.2 million in cash costs related to the closure of MetroSouth. In the 2018 period, net cash flows from operating activities were favorably impacted by $42.7 million in HQAF payments received during the year ended December 31, 2018, partially offset by $12.3 million in cash costs related to the closure of Affinity. All other changes in operating assets and liabilities on a comparative basis for the year ended December 31, 2019 and 2018 were considered to be part of our normal business operations.

Net cash provided by investing activities was $8.1 million for the year ended December 31, 2019 compared to net cash used in investing activities of $8.3 million for the year ended December 31, 2018, a $16.4 million increase. Capital expenditures for property and equipment decreased $6.5 million, primarily due to reduced spending on the new patient tower and expanded surgical capacity project at our hospital in Springfield, Oregon due to its completion. Capital expenditures for software increased $5.5 million, primarily due to investments in a standalone information system infrastructure. In the 2019 period, net cash provided by investing activities included $52.7 million of proceeds from the sales of Scenic Mountain and Watsonville. In the 2018 period, net cash provided by investing activities included $40.8 million of proceeds from the sales of Clearview and Vista West.

Net cash provided by financing activities was $24.7 million for the year ended December 31, 2019 compared to net cash used in financing activities of $33.6 million for the year ended December 31, 2018, a $58.3 million increase. This increase was primarily due to a $69.0 million increase in our net borrowings under revolving credit facilities in the 2019 period compared to the 2018 period, partially offset by a $12.4 million increase in repayments of our Term Loan Facility due to the timing of the sale of hospitals.

Capital Expenditures

Capital expenditures for property, equipment and software were $47.6 million and $48.5 million for the years ended December 31, 2019 and 2018, respectively. In addition, we had $8.7 million and $4.9 million of capital expenditures related to property and equipment accrued in accounts payable at December 31, 2019 and 2018, respectively. Capital expenditures in the current year primarily relate to increased capital spending and IT infrastructure projects as part of our transition from the IT TSA and purchases of equipment and minor renovations at our hospitals. Capital expenditures in the prior period primarily related to the patient tower and expanded surgical capacity project at our Springfield, Oregon hospital, as described below, and purchases of equipment and minor renovations at our hospitals and investments in information systems infrastructure.

Our construction project on a new patient tower and expanded surgery capacity at our hospital in Springfield, Oregon is complete. We incurred costs of $2.3 million and $17.8 million in the years ended December 31, 2019 and 2018, respectively, related to this project. As of December 31, 2019, we have incurred a total of $103.0 million of costs for this project all of which has been placed into service as of December 31, 2019.

Capital Resources

Net working capital was $(1,141.8) million and $169.3 million as of December 31, 2019 and 2018, respectively. The decrease in our net working capital in 2019 when compared to 2018 was primarily a result of our reclassification of our long-term debt as current as a result of the events of default under our credit agreements and the indenture governing our Senior Notes as noted above. Excluding the impact of the reclassification of our long-term debt, our net working capital decreased $99.8 million in 2019 when compared to 2018, partially as a result of the adoption of ASC Topic 842 as of January 1, 2019, which resulted in $22.5 million of current operating lease liabilities as of December 31, 2019 with no comparable amounts at December 31, 2018. Additionally, net working capital decreased approximately $35.6 million related to two divestitures and one closure in 2019.

Debt

The following table provides a summary of activity related to our long-term debt including current maturities (in thousands):

	Year Ended December 31, 2019
						Assets
	Total			Debt		Acquired	Total
	Debt at	Borrowings,		Issuance		Under	Debt
	Beginning	Excluding		Costs		Finance	at End
	of Year	Discounts	Repayments	Payments	Amortization	Leases	of Year

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$—	$107,000	$(85,000)	$—	$—	$—	$22,000
Term Loan Facility, maturing 2022	790,751	—	(52,415)	—	—	—	738,336
ABL Credit Facility, maturing 2021	14,000	533,000	(472,000)	—	—	—	75,000
Senior Notes, maturing 2023	400,000	—	—	—	—	—	400,000
Unamortized debt issuance costs and discounts	(35,537)	—	—	—	9,994	—	(25,543)
Finance lease obligations	23,386	—	(1,396)	—	—	271	22,261
Other debt	874	280	(735)	—	—	—	419
Total debt	1,193,474	640,280	(611,546)	—	9,994	271	1,232,473
Less: Current maturities of long-term debt	(1,697)						(1,211,485)
Total long-term debt	$1,191,777	$640,280	$(611,546)	$—	$9,994	$271	$20,988

As discussed below, we defaulted on the performance of our covenants under the CS Agreement and the indenture governing our Senior Notes. As such, all outstanding debt as of December 31, 2019 related to the Revolving Credit Facility, the Term Loan Facility, the ABL Credit Facility, and the Senior Notes has been classified as current maturities of long-term debt in our accompanying consolidated financial statements.

The following table shows the results of the calculation of our total debt to total capitalization (dollars in thousands):

Year Ended
December 31,
2019

Total debt, excluding unamortized debt issuance costs and discounts	$1,258,016
Total Quorum Health Corporation stockholders' equity (deficit)	(251,216)
Total capitalization	$1,006,800
Total debt to total capitalization	125.0%

The following table provides a summary of our long-term debt, allocated between fixed and variable debt (dollars in thousands):

	December 31, 2019
	Amount	% of Total

Fixed	$422,680	33.6%
Variable	835,336	66.4%
Total debt, excluding unamortized debt issuance costs and discounts	$1,258,016	100.0%

DIP Facility

In connection with the Chapter 11 Cases, the Debtors have filed motions with the Bankruptcy Court seeking approval of a debtor-in-possession financing arrangement on an interim and final basis (the “DIP Facility”). The closing and initial funding under the DIP Facility will occur after the Bankruptcy Court enters an interim order approving debtor-in-possession financing. The Company will only be permitted to draw a maximum principal amount of $30 million under the DIP Facility until the Bankruptcy Court enters a final order approving the debtor-in-possession financing. After the Bankruptcy Court enters the final order, the Company may draw up to a maximum principal amount of $60 million under the DIP Facility, and thereafter may draw the remaining portion of the loan commitments not drawn subject to the consent of the required lenders under the DIP Facility or if needed under the budget.

The lenders under the DIP Facility will make available to us loans in the aggregate principal amount of $100 million, and such loans will bear interest at a rate per annum equal to the adjusted LIBOR used for the Senior Credit Facility, plus 10.00%. Upon the occurrence of an event of default, the lenders under the DIP Facility are permitted to charge a default rate of interest equal to 2.00% above the rate otherwise applicable. The DIP Facility will include customary representations and warranties, covenants and events of default, including, among others, covenants requiring the Debtors to deliver a budget to the lenders under the DIP Facility and operate in accordance with an approved form of such budget. The Debtors intend to use the DIP facility to fund certain expenses in the Chapter 11 Cases and the ongoing operations of their businesses during the Chapter 11 Cases. Subject to a specified carve-out amount for certain administrative, legal, and court fees payable in connection with the Chapter 11 Cases, the claims arising under the DIP Facility will (i) be entitled to joint and several superpriority claim status in the Chapter 11 Cases, and (ii) be secured by a perfected first priority lien on (x) the amounts deposited in a segregated deposit account for advances under the DIP Facility and (y) subject to a final order, avoidance actions and the proceeds thereof. The claims arising under the DIP Facility also will be secured by a perfected junior lien on all of the assets encumbered by the Senior Credit Facility. The current guarantors under the Senior Credit Facility will guarantee the obligations of QHC under the DIP Facility.

The DIP Facility will mature upon the earlier to occur of (i) six months from the closing of the DIP Facility, (ii) the acceleration of the loans and commitments outstanding under the DIP Facility, and (iii) the effective date of the Plan.

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

Interest under the Term Loan Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. The effective interest rate on the Term Loan Facility was 9.14% as of December 31, 2019. Interest on outstanding borrowings under the Revolving Credit Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%. The effective interest rate on the Revolving Credit Facility was 6.53% as of December 31, 2019.

We have defaulted on the performance of our covenants under the CS Agreement. We filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on April 7, 2020, which constituted an event of default (the “Bankruptcy Event of Default”). In addition, our Secured Net Leverage Ratio exceeded 5.00 to 1.00 as of December 31, 2019, which constituted an event of default under the CS Agreement (the “Ratio Event of Default”). Moreover, based on the Bankruptcy Default and Ratio Event of Default, our management concluded there is substantial doubt regarding our ability to continue as a going concern within one year from the issuance of our consolidated financial statements. As a result, we received a going concern qualification in connection with the external audit report of the consolidated financial statements included in this Annual Report on Form 10-K, which also constituted a default under the CS Agreement (the “Going Concern Default’). The CS Agreement also requires us to deliver to Credit Suisse our consolidated audited financial statements within ninety days of the end of the 2019 fiscal year. We failed to satisfy this covenant on March 30, 2020, which constitutes a default under the CS Agreement (the “FS Delivery Default”). The Going Concern Default and FS Delivery Default will mature into events of default after notice to us from the administrative agent and the lapse of a thirty-day cure period.

The CS Agreement allows the lenders thereunder to accelerate the outstanding indebtedness and foreclose on the collateral subject to liens after the occurrence of an event of default, such as the Bankruptcy Event of Default and Ratio Event of Default. However, the lenders are automatically stayed from enforcing their remedies under the CS Agreement as of the date of our bankruptcy petition pursuant to the provisions of the Bankruptcy Code.

ABL Credit Facility

In connection with the Spin-off on April 29, 2016, we entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among us, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. The UBS Agreement provided for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”).

We filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on April 7, 2020, as discussed above. Our filing of the bankruptcy petition constituted an event of default under the UBS Agreement. The UBS Agreement allows the lenders thereunder to accelerate the outstanding indebtedness after the occurrence of an event of default. However, the lenders are automatically stayed from enforcing their remedies under the UBS Agreement as of the date of our bankruptcy petition pursuant to the provisions of the Bankruptcy Code.

We also failed to satisfy our affirmative covenant under the UBS Agreement to deliver to UBS audited consolidated financial statements within 90 days of the end of the 2019 fiscal year. The failure to timely deliver the audited consolidated financial statements of the Company constituted a default under the UBS Agreement. In addition, our receipt of a going concern qualification in connection with the external audit report of these consolidated financial statements also constituted a default under the UBS Agreement.

Senior Notes

On April 22, 2016, we issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations guaranteed on a senior basis by certain of our subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months. The effective interest rate on the Senior Notes was 12.49% as of December 31, 2019.

The Indenture contains covenants that, among other things, limit our ability and certain of our subsidiaries’ ability to incur or guarantee additional indebtedness, pay dividends or make other restricted payments, make certain investments, create or incur certain liens, sell assets and subsidiary stock, transfer all or substantially all of our assets or enter into merger or consolidation transactions. We defaulted on our obligations under the Indenture when we filed a voluntary petition for bankruptcy relief under Chapter 11 of the Bankruptcy Code on April 7, 2020, as discussed above. Our default allows the trustee to accelerate payment of the Senior Notes; however, the Bankruptcy Code imposes an automatic stay which prevents the lender’s enforcement of this remedy while the Chapter 11 Cases are pending.

Finance Lease Obligations and Other Debt

Our debt arising from finance lease obligations primarily relates to our corporate office in Brentwood, Tennessee. As of December 31, 2019 and 2018, this finance lease obligation was $16.3 million and $17.2 million, respectively. The remainder of our finance lease obligations relate to property and equipment at our hospitals and corporate office. Other debt consists of physician loans and miscellaneous notes payable to banks.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had $15.2 million of letters of credit outstanding that were primarily related to the self-insured retention level of professional and general liability insurance and workers’ compensation liability insurance as security for the payment of claims.

Redeemable and Non-Redeemable Noncontrolling Interests

Our financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that we control. Accordingly, we have recorded noncontrolling interests in the earnings and equity of such entities. Certain of our consolidated subsidiaries have noncontrolling physician ownership interests with redemption features that require us to deliver cash upon the occurrence of certain events outside of our control, such as the retirement, death, or disability of a physician-owner. We record the carrying amount of redeemable noncontrolling interests at the greater of: (1) the initial carrying amount increased or decreased for the noncontrolling interests' share of cumulative net income (loss), net of cumulative amounts distributed, if any, or (2) the redemption value. As of December 31, 2019, we had redeemable noncontrolling interests of $2.3 million and non-redeemable noncontrolling interests of $15.2 million that are included in our balance sheet.

Inflation

The healthcare industry is labor intensive. Salaries, benefits and other labor-related costs increase during periods of inflation and periods of labor shortages for nurses and other medical staff, which may differ depending on the geographic area in which a hospital is located. In addition, the Affordable Care Act is subject to ongoing revisions and possible repeal and replacement, which may lead to substantially higher costs to us related to providing employee medical benefits. We are also exposed to rising costs for medical supplies and drugs due to inflationary pressures on our suppliers, including our group purchasing organization. We have implemented cost control measures to monitor and manage the impact of rising operating costs and expenses on our operating margins, including, among others, the reduction of costs in non-labor intensive categories. In addition we are also exposed to rising costs for medical supplies and drugs due to the COVID-19 outbreak. Despite considerable efforts to source vital supplies, in 2020 we are experiencing supply chain disruptions, including shortages, delays and significant price increases in equipment, pharmaceuticals and medical supplies, particularly personal protective equipment. We cannot make assurances that we will be able to adequately offset the impact that any future increases in labor costs, employee medical benefit costs or other operating costs and expenses may have on our business which could adversely impact our operating margins in the future.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates on our variable rate long-term debt. In connection with the Spin-off, on April 29, 2016, we entered into two credit agreements, the Senior Credit Facility and the ABL Credit Facility, that subject us to variable interest rates tied to LIBOR or a base rate. As of December 31, 2019, we had outstanding principal amount of debt, excluding unamortized debt issuance costs and discounts, of $835.3 million subject to variable rates of interest, which included $97.0 million of borrowings outstanding under revolving credit facilities as of December 31, 2019. If the interest rate on our variable rate debt outstanding as of December 31, 2019, after taking into consideration the 1% floor on our Term Loan Facility, was 100 basis points higher for the year ended December 31, 2019, the additional interest expense impacting net income (loss) would have been $8.5 million, or $(0.28) per basic and diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

The chief executive of the United Kingdom Financial Conduct Authority, or the "FCA", which regulates LIBOR, announced in July 2017 that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Federal Reserve Bank of New York has published the Secured Overnight Financing Rate (SOFR) as an alternative to LIBOR and is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. Due to the uncertainty surrounding the future of LIBOR, it is expected that a transition away from the widespread use of LIBOR to alternative benchmark rates will occur by the end of 2021. The ABL Credit Facility expires in April 2021, prior to the transition from LIBOR; therefore any new agreements will no longer utilize LIBOR. In the event that LIBOR is no longer available, or we have not amended our Senior Credit Facility, the Senior Credit Facility has an alternative rate of interest based on the greatest of the Prime Rate and the Federal Funds Effective Rate. If the alternative rate of interest was used year ended December 31, 2019, we would have incurred additional interest expense of $17.6 million.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(b)	Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Quorum Health Corporation
1573 Mallory Lane
Brentwood, Tennessee 37027

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Quorum Health Corporation and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of income (loss), comprehensive income (loss), equity (deficit), and cash flows, as of and for the year ended December 31, 2019, of the Company and our report dated April 10, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Nashville, Tennessee

April 10, 2020

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

The following sets forth information regarding our executive officers as of March 15, 2020.

Name	Age	Position

Robert H. Fish	69	President, Chief Executive Officer and Director
Alfred Lumsdaine	54	Executive Vice President and Chief Financial Officer
Martin D. Smith	52	Executive Vice President and Chief Operating Officer
Shaheed Koury, M.D.	53	President, Clinical Operations and Chief Medical Officer
R. Harold McCard, Jr.	59	Senior Vice President, General Counsel and Secretary

Robert H. Fish — The principal occupation and employment experience of Mr. Fish during the last five years is set forth below under the heading “Board of Directors.”

Alfred Lumsdaine serves as Executive Vice President and Chief Financial Officer. Prior to joining the Company in January 2018, Mr. Lumsdaine served as President of Population Health for Sharecare, Inc., a digital health company, a position he held since 2016. Prior to joining Sharecare, Mr. Lumsdaine served as Chief Financial Officer of Tivity Health, Inc. (f/k/a Healthways, Inc.) (Nasdaq: TVTY), a provider of fitness activity programs, since 2011. Previously, Mr. Lumsdaine was Controller and Chief Accounting Officer at Tivity Health, Inc., a role he assumed in 2002 when he first joined the company. Prior to joining Tivity Health, Inc., Mr. Lumsdaine held the position of Treasurer and Controller for Logisco, Inc., which followed senior level financial positions with Aegis Therapies and Theraphysics, a provider of rehabilitation and wellness services. Mr. Lumsdaine started his career with the Nashville office of Ernst & Young, spending over eight years in the external audit practice, primarily focused on the healthcare industry, and subsequently directed the North America internal audit department of Willis. Mr. Lumsdaine is a Certified Public Accountant and earned both his B.S. in Accounting and Masters of Accountancy from the University of Tennessee.

Martin D. Smith serves as Executive Vice President and Chief Operating Officer. In that position he oversees our hospital operations, as well as strategic growth initiatives. Mr. Smith has been an executive officer of the Company since our Spin-off in April 2016. Prior to the Spin-off, Mr. Smith served as Division III President of Operations for CHS with operational and management responsibilities for 35 affiliated hospitals in Illinois, Kentucky, Tennessee and West Virginia. He joined CHS in 1998 as a hospital CEO in Cleveland, Tennessee. In 2005, Mr. Smith was named a vice president of group operations, and he was promoted to Division President in 2008. Mr. Smith holds an M.B.A. from the University of Tennessee.

Shaheed Koury, M.D. serves as President, Clinical Operations and Chief Medical Officer. Dr. Koury has been an executive officer of the Company since our Spin-off in April 2016. Prior to the Spin-off, he served as Vice President for Quality and Clinical Transformation for CHS, where he led development and implementation of clinically-integrated networks for several CHS markets. Dr. Koury previously worked as an emergency department physician in Fort Wayne, Indiana and Cincinnati, Ohio and was an Assistant Professor at the University of Kentucky’s Emergency Medicine Residency Program. Dr. Koury received his medical degree at the University of Kentucky. He completed an emergency medicine residency at East Carolina University in Greenville, North Carolina. Dr. Koury earned his M.B.A. with a focus in Health Care Management from Indiana Wesleyan University in Fort Wayne, Indiana. He has written and published several papers in the health care field and presented at several national meetings.

R. Harold McCard, Jr. serves as Senior Vice President, General Counsel and Secretary. Mr. McCard oversees all legal aspects for Quorum Health Corporation. Mr. McCard has been an executive officer of the Company since our Spin-off in April 2016. Prior to the Spin-off, Mr. McCard served as Deputy General Counsel — Operations for CHS and was responsible for managing the legal teams that supported Division operations. Mr. McCard joined CHS in 2007 as Vice President and Associate General Counsel, bringing over 20 years of health law practice experience and was promoted to Deputy General Counsel — Operations in 2013. He is a graduate of Princeton University and the Walter F. George School of Law at Mercer University. Mr. McCard is a member of the American Health Lawyers Association where he serves on its board of directors.

Board of Directors

The following sets forth information regarding the members of our Board as of March 15, 2020:

Name	Age	Position

Terry Allison Rapphun	63	Chair of the Board and Director
Robert H. Fish	69	President, Chief Executive Officer and Director
Joseph A. Hastings, D.M.D.	66	Director
Jon H. Kaplan	52	Director
Barbara R. Paul, M.D.	66	Director
William P. Rutledge	65	Director
Alice D. Schroeder	63	Director
R. Lawrence Van Horn, Ph.D.	52	Director

Terry Allison Rappuhn	Director Since 2017

Chair of the Board

Audit and Compliance Committee Member

Governance and Nominating Committee Member

Ms. Rappuhn has served as Chair of the Board since March 2018. Ms. Rappuhn also currently serves as a director of Akorn, Inc. (Nasdaq: AKRX), a publicly-held specialty pharmaceutical company, and a director of Genesis Healthcare Inc. (NYSE: GEN), a national provider of post-acute healthcare services. Previously, Ms. Rappuhn served on the boards of Span-America Medical Systems, Inc. (2016-2017), AGA Medical Holdings, Inc. (2006-2010) and Genesis HealthCare Corporation (2003-2007). From 1999 to April 2001, Ms. Rappuhn served as Senior Vice President and Chief Financial Officer of Quorum Health Group, Inc. (previously a publicly-held company that was acquired by Triad Hospitals, Inc.), an owner and operator of acute care hospitals. Ms. Rappuhn has experience with public healthcare companies in the process of building infrastructure, systems and teams. She holds a Bachelor of Business Administration from Middle Tennessee State University and is a Certified Public Accountant with fifteen years of experience with Ernst & Young, LLP. Ms. Rappuhn brings valuable experience from her tenure as a member of the board of directors of six public companies over an eleven-year period, extensive experience in the healthcare industry, and an understanding of strategic, operational and financial issues of public companies, to the Board.

Robert H. Fish	Director Since 2018

Mr. Fish has served as President and Chief Executive Officer of the Company since August 24, 2018. He served as Interim President and Chief Executive Officer of the Company from May 20, 2018 to August 24, 2018. Mr. Fish has extensive experience in the healthcare industry, including leading operational and business transformations as Chairman, President or CEO of several healthcare companies. Most recently he served as Interim Chief Executive Officer of Millennium Health, LLC from January 2018 to March 2018. He served as CEO of Skilled Healthcare from November 2013 through completion of its combination with FC-GEN in February 2015, when it changed its name to Genesis Healthcare, Inc. (NYSE: GEN), a national provider of post-acute healthcare services. Mr. Fish has served as Chairman of the Board of Directors of Genesis Healthcare since April 2017 and has been a member of the Genesis Board since November 2013. From 2012 until he joined Skilled Healthcare in 2013, Mr. Fish served as Managing Partner at Sonoma-Seacrest, LLC, a California healthcare firm specializing in strategic planning, performance improvement and merger and acquisition issues. Earlier in his career, Mr. Fish was Regional President and CEO at St. Joseph Health System and President and CEO at Valley Care Health System. He also served as Director, Chairman and CEO at Genesis Health Ventures, a long-term care and institutional pharmacy company. Mr. Fish is a Director at American Renal Associates (NYSE: ARA), a public dialysis services company. Mr. Fish’s other previous Board positions include Chairman of REACH Medical Holdings, a regional air medical transport company; Coram, Inc., a home infusion provider; and Director at NeighborCare, Inc., a large institutional pharmacy. Mr. Fish received a B.A. in Sociology from Whittier College, and a Masters of Public Health degree in Hospital Administration from the University of California, Berkeley.

Joseph A. Hastings, D.M.D.	Director Since 2016

Compensation Committee Member

Patient Safety and Quality of Care Committee Member

Dr. Hastings is a private practice orthodontist in Mobile, Alabama. After two years at the University of Alaska Anchorage he received a B.A. degree with Honors from the University of Alabama at Birmingham and graduated with honors from the University of Alabama at Birmingham School of Dentistry. He completed his post-doctoral training at the Louisiana State University School of Dentistry in New Orleans. Dr. Hastings brings over 33 years of experience and perspective of a healthcare practitioner to the Board. Dr. Hastings’ career in a small practice setting is typical to that of most of the company’s facilities and he is able to provide advice to the Board and management about trends in both medicine and the organization and operation of physician practices. Dr. Hastings’ has served in numerous dental and orthodontic leadership positions in local, state, and national societies. He is board certified in orthodontics and been published in several orthodontic journals including publishing while in full time private practice. He holds two United States patents.

Jon H. Kaplan	Director Since 2018

Audit and Compliance Committee Member

Compensation Committee Member

Mr. Kaplan has extensive business experience consulting and advising healthcare companies. Since 2007, he has served as a Senior Partner and Managing Director of the Boston Consulting Group, Inc. (“BCG”), a privately-held company focused on providing management consulting services, where he recently served on BCG’s global leadership council and as the practice leader of BCG’s healthcare services. Previously, Mr. Kaplan was a partner in the consulting division of Ernst & Young, where he served for over ten years. Mr. Kaplan received a B.A. in Economics from Cornell University, a Masters of Public Health from the University of Pittsburgh and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University. Mr. Kaplan brings to the Board valuable experience from his roles consulting and advising healthcare companies.

Barbara R. Paul, M.D.	Director Since 2016

Governance and Nominating Committee Chair

Patient Safety and Quality of Care Committee Member

Dr. Paul serves as an advisor and board member to healthcare companies. In addition to her role on our Board, she serves on the board and as the board chair of Natus Medical, Inc. (NASDAQ: NTUS), a leading provider of healthcare products and services used for the screening, detection, treatment, monitoring and tracking of neurological dysfunction, epilepsy, sleep disorders, newborn care, hearing impairment and balance and mobility disorders. She served as Senior Vice President & Chief Medical Officer at CHS from July 2007 through 2014, providing leadership for a number of hospital acquisitions and integrations and being responsible for enhancing the company’s relationship with affiliated physicians, developing physician leaders, and providing strategic direction. Prior to CHS, Dr. Paul was Senior Vice President & Chief Medical Officer for Beverly Enterprises, Inc. (now Golden Living, Inc.). From 1999 to 2004, she worked at the federal Medicare program (Centers for Medicare & Medicaid Services, CMS) for appointees of Presidents Clinton and Bush, where she was Director of the Department of Quality Measurement & Health Assessment. Dr. Paul has a bachelor of science from the University of Wisconsin—Madison and earned her medical degree from Stanford University School of Medicine. Dr. Paul’s career is grounded by twelve years as a board-certified internist and full-time primary care physician. Dr. Paul brings the perspective of a physician to the Board. She also brings clinical insight to quality measures and reporting, electronic health record implementation, and federal government regulation of hospital-practitioner relationships.

William Paul Rutledge	Director Since 2018

Compensation Committee Member

Patient Safety and Quality of Care Committee Chair

Mr. Rutledge has over 40 years of experience in the health care industry and currently serves as an advisor and board member to healthcare companies. Since October 2017, Mr. Rutledge has served on the board of directors for portfolio companies of Shore Capital Partners, LLC, a healthcare-focused private equity firm, and in 2019, joined the firm as an Executive Partner. Since 2014, he has served on the advisory board of Clayton Associates, a healthcare-focused venture capital fund. He served as CEO of Chinaco Healthcare Corporation from January 2016 through completion of its sale to an Asian private equity fund in April 2017. Previously, Mr. Rutledge spent approximately thirty years of his career at HCA Healthcare, Inc. (NYSE: HCA), most recently serving as the President of the HCA Central Group from October 2005 through March 2013. He has also served as a director of the American Hospital Association, the Tennessee Hospital Association and the Federation of American Hospitals. Mr. Rutledge earned a B.S. from the University of Georgia and a Masters of Health Administration from Georgia State University. Mr. Rutledge brings to the Board valuable experience from his director and senior management roles at other healthcare companies, as well as his extensive knowledge of the hospital industry.

Alice D. Schroeder	Director Since 2018

Audit and Compliance Committee Chair

Governance and Nominating Committee Member

Ms. Schroeder is a former financial analyst and Certified Public Accountant, and she has served as a board member for various businesses, including financial institutions. Since 2013, she has served on the board of Prudential plc, a FTSE 20 financial services company, where she is a member of the audit and risk committees. She also serves on the board of Natus Medical, Inc. (NASDAQ: NTUS), where she is a member of the audit committee and chair of the nominating and governance committee. From February 2016 until December 2018, she served as a board member, chair of the audit committee and member of the governance committee of Bank of America Merrill Lynch International, a subsidiary of Bank of America Corporation (NYSE: BAC), a financial institution. From October 2014 to its sale to Showfer Media LLC in May 2017, Ms. Schroeder served as CEO and chair of the board of directors of WebTuner Corporation, a developer of media software platforms. She began her career as a Certified Public Accountant at Ernst & Young and spent two years as a project manager at the Financial Accounting Standards Board, where she was the primary author of several key accounting standards. Ms. Schroeder was a managing director at Morgan Stanley, PaineWebber & Co. and CIBC Oppenheimer & Co., where she led award-winning research analyst teams beginning in 1993. Ms. Schroeder holds M.B.A. and B.B.A.

degrees from The University of Texas at Austin. Ms. Schroeder brings to the Board valuable experience from her roles as a member of the board of directors of other companies, her extensive knowledge of capital markets and financial and accounting standards applicable to public companies, and her turnaround and technology experience as a CEO.

R. Lawrence Van Horn, Ph.D.	Director Since 2016

Compensation Committee Chair

Patient Safety and Quality of Care Committee Member

Professor Van Horn is an associate professor of management and faculty director at Vanderbilt University’s Owen School of Management. He is a leading expert and researcher on healthcare management and economics. Professor Van Horn consults for national consulting firms, providers, managed care organizations, and pharmaceutical firms. Professor Van Horn also holds faculty appointments in the Vanderbilt University School of Medicine and Law School. Prior to his tenure at Owen, from 1996 to 2006, Professor Van Horn served as an associate professor of economics and management at the William E. Simon Graduate School of Business at the University of Rochester where he was responsible for their graduate programs in health administration. He currently serves on the board of Community Healthcare Trust Inc. (NYSE: CHCT) and Experience Wellness Centers. He is the CEO of Preverity Inc., Managing Partner of LVH Economics, and Senior Professional with Competition Economics. Professor Van Horn holds a Ph.D. from the University of Pennsylvania’s Wharton School and an M.B.A., a Master’s in Public Health and a B.A. from the University of Rochester. Professor Van Horn brings his extensive knowledge and research into healthcare industry economics and governance to the Board. He also has unique experience with healthcare decision makers and business executives nationwide regarding healthcare policy.

Committees of the Board of Directors

Our Board has the following standing committees: an Audit and Compliance Committee, a Compensation Committee, Governance and Nominating Committee and a Patient Safety and Quality of Care Committee. Each committee is governed by a written charter. The Board of Directors receives recommendations for directors’ assignments to the committees from the Governance and Nominating Committee and the Chair of the Board. Each of the Audit and Compliance, Compensation, Governance and Nominating, and Patient Safety and Quality of Care Committees is comprised solely of independent directors, and each independent director meets the additional criteria for committee membership, as set forth in the applicable committee charter. All such committee charters are posted on the “About Us — Corporate Governance” section of our internet website at www.quorumhealth.com/about-us/corporate-governance and are also available in print, free of charge, by visiting or mailing a request to our corporate office located at 1573 Mallory Lane, Brentwood, TN 37027. Each standing committee operates pursuant to a committee charter and holds executive sessions without management present. Each of the Board’s independent directors serves on one or more of these committees. The current composition of our Board’s standing committees is as follows:

Audit and Compliance Committee	Compensation Committee

Alice D. Schroeder, Chair	R. Lawrence Van Horn, Ph.D., Chair
Jon H. Kaplan	Joseph A. Hastings, D.M.D.
Terry Allison Rapphun	Jon H. Kaplan
William P. Rutledge

Governance and Nominating Committee	Patient Safety and Quality of Care Committee

Barbara R. Paul, M.D., Chair	William P. Rutledge, Chair
Terry Allison Rapphun	Joseph A. Hastings, D.M.D.
Alice D. Schroeder	Barbara R. Paul, M.D.
R. Lawrence Van Horn, Ph.D.

Audit Committee Financial Experts

Our Board has determined that each of Alice D. Schroeder, Chair of our Audit and Compliance Committee, and Terry Allison Rappuhn, Chair of the Board of Directors and member of our Audit and Compliance Committee, are “audit committee financial experts” as defined by Item 407 of Regulation S-K.

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

Governance Guidelines

Our Board has adopted a set of Governance Guidelines to assist it in guiding our governance practices. These practices will be regularly re-evaluated by our Governance and Nominating Committee in light of changing circumstances in order to continue serving the Company’s best interests and the best interests of our stockholders. A copy of our Governance Guidelines, including our independence standards, is posted on the “About Us — Corporate Governance” section of our internet website at www.quorumhealth.com/about-us/corporate-governance and is also available in print to any stockholder who requests them by writing to Quorum Health Corporation, Investor Relations, at 1573 Mallory Lane, Brentwood, TN 37027. In addition, we are an electronic filer, and the SEC maintains an Internet site at http://www.sec.gov that contains our reports, proxy and information statements and other information we file electronically, including our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws filed as exhibits to our Annual Report on Form 10-K.

Code of Conduct

The Company has a robust compliance program, the cornerstone of which is our Code of Conduct. Our Code of Conduct has been adopted and implemented throughout our organization and is applicable to all members of the Board of Directors and our officers, as well as employees of our subsidiaries. A variation of this Code of Conduct has been in effect at our Company since 2016. A copy of the Code of Conduct is posted on the “About Us — Corporate Governance” section of our internet website at www.quorumhealth.com/about-us/corporate-governance and is also available in print, free of charge, by visiting or mailing a request to our corporate office located at 1573 Mallory Lane, Brentwood, TN 37027.

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

Corporate Compliance and Privacy Officer

Quorum Health Corporation

Address: 1573 Mallory Lane, Suite 100

Brentwood, Tennessee 37027

Phone number: 1-844-742-7742

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on our review of electronic filings with the SEC and on representations from all reporting persons who are our directors and executive officers, we believe that during 2019 all of our officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except for the following late reports filed in 2019: (i) a Form 4 filed on June 4, 2019 for Shaheed Koury, M.D. reporting shares withheld for taxes on February 22, 2018, March 1, 2018, May 3, 2018, February 22, 2019, March 9, 2019, and May 3, 2019; (ii) a Form 4 filed on June 4, 2019 for Alfred Lumsdaine reporting shares withheld for taxes on March 9, 2019; (iii) a Form 4 filed on June 4, 2019 for R. Harold McCard, Jr. reporting shares withheld for taxes on February 22, 2018, March 1, 2018, May 3, 2018, February 22, 2019, March 9, 2019 and May 3, 2019; (iv) a Form 4 filed on June 4, 2019 for Martin D. Smith reporting shares withheld for taxes on March 1, 2017, February 22, 2018, March 1, 2018, May 3, 2018, February 22, 2019, March 9, 2019, and May 3, 2019; (v) a Form 4 filed on December 5, 2019 for Jon H. Kaplan reporting stock units accrued in lieu of director cash compensation on November 26, 2019; and (vi) a Form 4 filed on December 5, 2019 for William P. Rutledge reporting stock units accrued in lieu of director cash compensation on November 26, 2019.

Item 11. Executive Compensation

On April 7, 2020, the Debtors filed the Chapter 11 Cases under the Bankruptcy Code with the Bankruptcy Court in order to implement the financial restructuring of the Company. On April 6, 2020, the Debtors entered into the RSA with the Consenting Stakeholders. The RSA contemplates the de-leveraging of the Company’s balance sheet and recapitalization of the Debtors on the terms and subject to the conditions of the Plan. Pursuant to the Plan, all outstanding shares of common stock, shares of restricted stock (whether vested or unvested), and restricted stock units (whether vested or unvested) of the Company will be cancelled. Therefore, if the Plan is confirmed by the Bankruptcy Court, the holders of such equity interests will not receive any recovery.

Named Executive Officers

This section summarizes the material elements of our compensation programs for our named executive officers (“NEOs”). For the fiscal year ended December 31, 2019, our NEOs were:

Executive	Position

Robert H. Fish	President, Chief Executive Officer and Director
Alfred Lumsdaine	Executive Vice President and Chief Financial Officer
Martin D. Smith	Executive Vice President and Chief Operating Officer

Components of the Executive Compensation Program

In setting 2019 compensation levels, the Compensation Committee was advised by Mercer, its independent compensation consultant.

Base Salary

As part of its annual review, the Compensation Committee reviewed the base salaries of our Chief Executive Officer and the other NEOs. The annual base salary for each of our NEOs for 2018 and 2019 is set forth in the table below:

	2018	2019
Named Executive Officer	Base Salary	Base Salary

Robert H. Fish	$900,000	$900,000
Alfred Lumsdaine	515,000	515,000
Martin D. Smith	590,023	590,023

Short-term Incentive Compensation

Short-term incentive compensation (“STI”) awards to the NEOs were eligible to be made pursuant to the Company’s 2016 Employee Performance Incentive Plan (“EPIP”). This non-equity incentive compensation plan provides for a wide range of potential awards and is utilized as an incentive vehicle for many employees. STI awards are intended to align employees’ interests with short-term goals and strategic initiatives established by the Company and to reward employees for their annual contributions. STI awards are “at risk” as they are subject to the attainment of specific goals.

STI award targets are typically expressed as a percentage of base salary. In 2019, the Compensation Committee established the target EPIP opportunities for our NEOs as follows:

	2019	2019
Named Executive Officer	Base Salary	Target Bonus (1)

Robert H. Fish	$900,000	125%
Alfred Lumsdaine	515,000	100%
Martin D. Smith	590,023	100%
(1)	Expressed as a percentage of the executive’s annual base salary.

Under the 2016 EPIP with respect to the 2019 fiscal year, the target bonus amounts were eligible to be paid based on the Company’s achievement of target adjusted EBITDA and quality objectives, weighted 80% and 20%, respectively. Adjusted EBITDA focuses our executives on profitable growth and cash flow, while quality objectives emphasize the aggregate quality improvement across our hospitals as measured by a variety of internal metrics and industry standards. The quality objectives consist of an aggregation of publicly-reported quality metrics, metrics used in value-based purchasing, and other key internal metrics, such as those relating to patient safety, etc. measured on an aggregate improvement basis. The threshold level of Adjusted EBITDA must be achieved or no amounts will be awarded under the plan.

At the time the target performance levels were set, the Compensation Committee believed that achieving the relevant targets, although challenging, was achievable with significant effort from the NEOs. The Compensation Committee determined that it was appropriate to set rigorous financial targets in order to motivate the NEOs to meet the Company’s business goals and to align NEOs’ interests with the goals and strategic initiatives established by the Company.

The following table shows the established targeted goals for adjusted EBITDA and quality objectives under the 2016 EPIP with respect to the 2019 fiscal year. The EBITDA objectives align with the Company’s 2019 business plan, and reflect the hospital divestitures that occurred during the fiscal year 2018 and those divestitures planned for fiscal year 2019:

Performance Goal	Weighting	Threshold	Target	Maximum

Same-facility Adjusted EBITDA	80%	$160.0 million	$170.0 million	$195.0 million

Quality Objectives	20%	0%	>3.0%	N/A
		improvement	improvement

Actual Same-facility Adjusted EBITDA in 2019 was $128.5 million and the quality objectives improved by 4.9%. The Compensation Committee exercised its discretion and did not award any bonuses to the NEOs under the 2016 EPIP with respect to the 2019 fiscal year, as shown in the table below:

	2019	2019	2019	2019	2019
	Base	Target STI	Target STI	Weighted Payout	Final STI
Named Executive Officer	Salary	(% of Salary)	(in Dollars)	(% of Target)	Paid

Robert H. Fish	$900,000	125%	$1,125,000	0%	$—
Alfred Lumsdaine	515,000	100%	515,000	0%	—
Martin D. Smith	590,023	100%	590,023	0%	—

Long-term Incentives

Annual Equity Awards

Equity awards are designed to reward the executives for their longer-term contributions to the success and growth of the Company and are directly linked to maximizing stockholder value. They also serve as a key retention tool, bridging annual base salary and incentive compensation payments to retirement and other end-of-service compensation benefits. Long-term incentives comprise a significant part of the Company’s executive compensation program. The Company believes annual equity grants directly and effectively align the interests of management with those of stockholders. The Compensation Committee reviews and adjusts annually the size and mix of award types as appropriate.

In 2019, the Compensation Committee met and approved grants of performance-based and time-based restricted stock to the NEOs. The following table summarizes these restricted stock grants:

	Time-Based	Performance-
	Restricted	Based Restricted
Named Executive Officer	Stock Grants	Stock Grants

Robert H. Fish	—	—
Alfred Lumsdaine	162,500	37,500
Martin D. Smith	177,500	37,500

The equity-based incentive awards in the table above were made pursuant to the Company’s Amended and Restated 2016 Stock Award Plan and the 2018 Restricted Stock Plan.

2019 Equity Awards under the Amended and Restated 2016 Stock Award Plan

The time-based restricted stock grants to the NEOs vest in one-third increments on each of the first three anniversaries of February 14, 2019. The performance-based awards to the NEOs have a two-year performance period, which if performance conditions are achieved, will result in the restrictions lapsing in full on the second anniversary of February 14, 2019.

The performance objective related to the performance-based restricted stock awards granted in 2019 that must be met is the Company’s attainment during the performance period (the twenty-four month period beginning January 1, 2019 and ending on December 31, 2020) of both a Same-facility Adjusted EBITDA performance goal and a free cash flow goal. For purposes of the equity-based incentive awards, Same-facility Adjusted EBITDA is defined as net income (loss) before interest, income taxes, depreciation, and amortization, and adjusted to add back the effect of certain legal, professional and settlement costs, impairment of long-lived assets and goodwill, net loss (gain) on sale of hospitals, loss on closure of hospitals, net, transition of transition services agreements (“TSAs”), transaction costs related to the Spin-off, headcount reductions and executive severance, changes in actuarial estimates, changes in estimates related to collectability of patient accounts receivable and the negative (positive) EBITDA of divested hospitals. For purposes of the equity-based incentive awards, free cash flow represents net cash provided by operating activities less capital expenditures for property and equipment and software.

The two performance goals are weighted equally. Each performance goal has a threshold performance level of 80% of the goal, where 50% of the target restricted stock awards are earned, and a maximum performance level of 120% of the goal, where 200% of the target restricted stock awards are earned. Interpolation is used for performance between the established performance goals. If performance is below threshold, no restricted stock awards are earned.

Notwithstanding the performance objectives and the vesting requirements described above, the restrictions will lapse earlier in the event of the death or disability of the grantee, or in the event of a change in control of the Company if and to the extent that the outstanding awards are not assumed, continued or replaced by the acquirer on terms that are equal to or more favorable than the terms of the original grant. In the event of a grantee’s termination of employment without cause, the award will accelerate in its entirety on such date if and when it is determined that the performance objective has been met.

2019 Equity Awards under the 2018 Restricted Stock Plan (Retention Program for Key Executives)

In order to retain certain key executives who are essential to the Company’s turnaround efforts to improve its results of operations and financial condition, the Company issued 625,000 shares of restricted stock in the aggregate to certain key executives under the 2018 Restricted Stock Plan, subject to vesting restrictions, that will lapse on December 17, 2020. In the event of a participant’s disability or death or in the event of termination of a participant’s employment without Cause or for Good Reason (each as defined in the 2018 Restricted Stock Plan), all restrictions imposed on shares of restricted stock granted to the participant will lapse and such shares shall become fully vested.

2018 Equity Awards

In 2018, the Company granted performance-based restricted stock to Mr. Fish that are divided into three equal tranches and subject to satisfaction of performance milestones linked to these three priorities: (i) one-third of the shares are subject to satisfaction of hospital-level EBITDA increasing by 15% from a baseline hospital-level EBITDA; (ii) one-third of the shares are subject to satisfaction of the Company’s reduction of corporate overhead by 20%; and (iii) one-third of the shares are subject to the Company receiving a certain level of proceeds from divestitures. Each tranche is subject to additional time-based vesting and, subject to satisfaction of the performance milestone for the tranche, will vest according to the following schedule: (i) one-third of the shares will vest on the later of May 21, 2019 or the date the performance milestone is satisfied; (ii) one-third of the shares will vest on the later of May 21, 2020 or the date the performance milestone is satisfied; and (iii) one-third of the shares will vest on the later of May 21, 2021 or the date the performance milestone is satisfied. The restricted stock units awarded to Mr. Fish are intended to serve as equity compensation for the next three years; as such, Mr. Fish did not receive equity awards in 2019.

In 2018, the Company granted performance-based awards to the NEOs (other than Mr. Fish) with a two-year performance period beginning January 1, 2018 and ending on December 31, 2019 consisting of both a Same-facility Adjusted EBITDA performance goal and a net operating revenues goal. Approximately 93% of the performance goals were achieved. The partial achievement of the target Same-facility Adjusted EBITDA and net operating revenues resulted in forfeiture of 16.9% of the target 2018-2019 performance-based awards to the NEOs. The remainder of the performance based shares vested on March 9, 2020.

The table below shows the performance goals, the actual Same-facility Adjusted EBITDA and adjusted net operating revenues, and the percentage of the target achieved (amounts in millions, except percentages):

	Twelve Months Ended December 31, 2018		Twelve Months Ended December 31, 2019
					% Target	% Shares
	Target	Actual	Target	Actual	Achieved	Achieved

Same-facility Adjusted EBITDA	$150.5	$149.4	$155.1	$130.0	91.4%	78.6%
Adjusted Net Operating Revenues	1,596.0	1,556.6	1,643.9	1,522.8	95.0%	87.6%
Weighted-average % Achieved					93.2%	83.1%
(1)

Subsequent to the vesting of these performance based stock awards, the Company made an adjustment to its 2019 financial statements. Reported Same-facility Adjusted EBIDTA was $128.5 million. This change did not have a significant impact on the number of shares achieved. As such, the calculation was not revised.

Health and Welfare Benefits

The Company’s NEOs are each eligible to participate in the Company’s customary qualified benefit plans for health, dental, vision, life insurance, long-term disability and retirement savings (401(k)). The NEOs are eligible to participate in these plans on the same basis (i.e., benefits, premium amounts and co-payment deductibles) as all other full-time employees of the Company. The

Company’s NEOs also participate in or receive additional benefits described below, which are competitive with the benefits provided to executives of other companies that we compete with for executive talent.

In addition to the benefits payable under the life insurance policy or the long-term disability policy described above, in the event an NEO dies or is permanently disabled while employed by the Company, vesting is fully accelerated for all grants under the Company’s Amended and Restated 2016 Stock Award Plan and 2018 Restricted Stock Plan.

Retirement and Deferred Compensation Benefits

The Company’s NEOs also participate in executive compensation arrangements available only to specified officers of the Company and certain key employees of its subsidiaries. These plans include the Amended and Restated Supplemental Executive Retirement Plan (the “SERP”) and the QHCCS, LLC Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), each of which is a non-qualified plan under the Internal Revenue Code of 1986, as amended (“IRC”). The benefits under these plans are made available to the NEOs to encourage and reward their continued service through their most productive years. We believe that the provision of a retirement benefit is necessary to remain competitive, and is thus an important element for the recruitment and retention of executives.

Perquisites

The Company generally provides limited perquisites to its NEOs, and it believes that the supplemental benefits that are provided to the NEOs are both (a) reasonable when compared to other similarly-sized companies, and (b) appropriate additional items of compensation for these individuals.

Group-term life insurance (or a combination of group-term life insurance and individually-owned policies) is provided for each of the NEOs in an amount equal to four (4) times the individual’s base salary.

In connection with his service as our President and CEO, the Company reimburses Mr. Fish for travel expenses and provides him with a housing allowance ($5,200/month) and auto allowance ($500/month).

Employment Contracts

Other than Robert H. Fish, none of the Company’s executive officers have a written employment agreement with the Company or any of its subsidiaries. Upon his appointment to President and Chief Executive Officer, the Company entered into an employment agreement with Mr. Fish on August 24, 2018 (the “Employment Agreement”).

Pursuant to the terms of the Employment Agreement, Mr. Fish receives an annual base salary of $900,000 and is eligible to participate in the Company’s short-term incentive plan with a target of 125% of annual base salary. Actual STI amounts earned will be based on the Company’s attainment of annual performance goals established by the Compensation Committee and will be prorated to the extent they relate to a partial fiscal year. Mr. Fish also received a one-time grant of 500,000 shares of restricted stock pursuant to the NYSE’s Listed Company Manual Rule 303A.08, of which 50% of the award is time-based and 50% is performance-based. The time-based restricted stock grant vests in one-third increments on each of the first three anniversaries of May 21, 2018, provided that Mr. Fish continues to be employed on such dates, subject to certain exceptions for qualifying terminations of employment as described in the form of restricted stock award agreement attached as an exhibit to the Employment Agreement. The performance-based restricted stock award has both performance and time vesting conditions. The performance-based awards are divided into three equal tranches, with each tranche subject to performance milestones. Generally, with respect to each tranche, once the performance milestone has been attained, the restrictions will lapse in equal one-third (1/3) increments on the later of the date of which the performance milestone has been obtained and each of the first three anniversaries of May 21, 2018, provided that Mr. Fish continues to be employed on such dates, subject to certain exceptions for qualifying terminations of employment as described in the form of performance-based restricted stock award agreement attached as an exhibit to the Employment Agreement. With the exception of his relocation package, Mr. Fish is also entitled to the same benefits and perquisites provided to the Company’s senior executives.

Pursuant to the Employment Agreement, Mr. Fish is bound by a confidentiality covenant both during and after his employment. Mr. Fish is also subject to an 18-month post-termination non-competition covenant and an 18-month post-termination non-solicitation covenant.

Summary Compensation Table

The following table includes information regarding our NEOs’ total compensation earned during the years presented. This table is prepared in accordance with SEC rules which require that equity awards be valued based on the grant date fair value of such awards, and there can be no assurance regarding the extent to which the value of such stock-based compensation reflected in the table below (including performance-based restricted stock) will be realized by any NEO.

				Plan Based Awards		Non-equity	Change in Pension Value and Nonqualified
				Restricted Stock	Option	Incentive Plan	Deferred Compensation	All Other	Total
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Compensation
Principal Position	Year	($) (1)	($) (1)	($) (2)	($) (3)	($)	($) (4)	($) (5)	($)

Robert H. Fish	2019	900,000	—	—	—	—	—	170,418	1,070,418
President and	2018	553,125	—	2,930,000	—	321,917	—	100,523	3,905,565
Chief Executive
Officer
Alfred Lumsdaine	2019	515,000	—	352,000	—	—	—	7,717	874,717
Executive Vice	2018	458,429	100,000	586,000	—	162,103	—	6,673	1,313,204
President and
Chief Financial
Officer
Martin D. Smith	2019	590,023	—	378,400	—	—	—	5,348	973,771
Executive Vice	2018	590,023	—	309,500	—	253,251	—	5,638	1,044,595
President and
Chief Operating
Officer
(2)	Amounts represent cash-based salary before any deferrals under the Company’s deferred compensation plans, as applicable.
(3)

Amounts represent the fair value of restricted shares on their respective grant dates: May 31, 2019 ($1.76 per share), September 30, 2018 ($5.86 per share), March 9, 2018 ($6.19 per share) and February 22, 2017 ($8.54 per share). The grant date fair value of restricted shares included in the table above is based on a 100 percent probability of meeting the performance conditions. The grant date fair value was computed in accordance with ASC 718. Assuming the highest level of performance conditions are achieved with respect to the 2019 performance-based restricted stock awards (which would result in vesting at a 200% of target level for all NEOs other than Mr. Fish), the stock award values for 2019 would be as follows: Mr. Lumsdaine ($141,750) and Mr. Smith ($141,750).

(4)	No options were granted in 2018 or 2019.
(5)

Amounts represent the actuarial increase in the present value of the NEO’s benefit under the SERP using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements, as applicable, and include amounts which the NEOs may not currently be entitled to receive because such amounts are not vested. The non-qualified deferred compensation plan earnings contained no above-market or preferential portion of earnings for 2019 or 2018.

(6)

All Other Compensation for the year ended December 31, 2019 is set forth in the table below. Other Perquisites for Mr. Fish consisted of housing and related expenses of $93,513, commuting expenses of $35,535, and car allowance of $7,692.

	Long-	401(k) Plan
	Term	Employer	Life
	Disability	Matching	Insurance			Other
	Premiums	Contributions	Premiums	Severance	Relocation	Perquisites
Named Executive Officer	($)	($)	($)	($)	($)	($)

Robert H. Fish	3,960	—	29,718	—	—	136,740
Alfred Lumsdaine	2,335	—	5,382	—	—	—
Martin D. Smith	2,335	—	3,013	—	—	—

Outstanding Equity Awards at Fiscal Year End

The following table shows unvested restricted stock awards as of December 31, 2019 for the NEOs. The table also excludes CHS stock options held by our NEOs. There were no QHC stock options awarded following the Spin-off.

			Stock Awards
						Equity Incentive
					Equity Incentive	Plan Awards:
					Plan Awards:	Market or
			Number of	Market Value	Number of	Payout Value of
			Shares or	of Shares or	Unearned	Unearned
			Units of	Units of	Shares, Units or	Shares, Units or
			Stock	Stock	Other Rights	Other Rights
			That Have	That Have	That Have	That Have
			Not Vested	Not Vested	Not Vested	Not Vested
Named Executive Officer	Grant Date		(#)	($) (1)	(#)	($)

Robert H. Fish	9/28/2018	(2)	166,667	158,334	—	―
	9/28/2018	(3)	―	―	250,000	237,500

Alfred Lumsdaine	9/28/2018	(4)	33,334	31,667	―	―
	9/28/2018	(5)	―	―	50,000	47,500
	5/31/2019	(6)	37,500	35,625	―	―
	5/31/2019	(7)	―	―	37,500	35,625
	5/31/2019	(8)	125,000	118,750	―	―

Martin D. Smith	2/22/2017	(9)	8,334	7,917	―	―
	3/9/2018	(4)	16,667	15,834	―	―
	3/9/2018	(5)	―	―	25,000	23,750
	5/31/2019	(6)	37,500	35,625	―	―
	5/31/2019	(7)	―	―	37,500	35,625
	5/31/2019	(8)	140,000	133,000	―	―
(1)	The value realized upon vesting is based on the number of shares vested multiplied by the closing price for our Common Stock on the date the award vested.
(2)	These time-based awards vest in one-third increments on the first three anniversaries of May 21, 2018.
(3)

These shares are subject to performance-based vesting based on the achievement of pre-determined objectives during the three performance tranches ending on each of the first three anniversaries of May 21, 2018.

(4)	These time-based awards vest in one-third increments on the first three anniversaries of March 9, 2018.
(5)

These shares are subject to performance-based vesting based on the achievement of pre-determined objectives during the two-year performance period beginning January 1, 2018 and ending December 31, 2019. Approximately 17% of the performance awards were forfeited as the performance criteria was not fully achieved, and vesting restrictions on the remaining awards lapsed on March 9, 2020.

(6)	These time-based awards vest in one-third increments on the first three anniversaries of February 14, 2019.
(7)

These shares are subject to performance-based vesting based on the achievement of pre-determined objectives during the two-year performance period beginning January 1, 2019 and ending December 31, 2020. If the performance criteria are met, vesting restrictions on the awards will fully lapse on February 14, 2021.

(8)	These time-based awards vest fully on December 17, 2020.
(9)	These time-based awards vest in one-third increments on the first three anniversaries of the grant date.

Pension Benefits

Prior to the Spin-off, on April 1, 2016, the Company adopted the SERP, and subsequently, amended and restated the SERP on May 24, 2016, for the benefit of our officers and key employees of our subsidiaries. The SERP is a non-contributory non-qualified defined benefit plan that provides for the payment of benefits from the general funds of the Company. The Compensation Committee administers this plan, and all determinations and decisions made by the Compensation Committee are final, conclusive and binding upon all participants. In particular, the defined benefit provided under the SERP is intended to supplement the incentives provided by the other elements of the executive compensation program.

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

Non-qualified Deferred Compensation

The Deferred Compensation Plan permits participants to defer up to 75% of their annual base salary, service bonus and performance-based compensation, as well as up to 100% of their incentive compensation in any calendar year, subject to any administrative constraints as may be established by the QHCCS, LLC Retirement Committee, which administers the Deferred Compensation Plan. Participants’ accounts increase or decrease based on the hypothetical investment of the account balances in one or more investment funds, and are credited and debited in accordance with the actual financial performance of such funds. Participants elect the investment funds in which their accounts are hypothetically invested. Participants are entitled to receive distribution of their vested accounts generally upon a termination of employment (including by reason of disability or death). However, participants may elect to receive all or a portion of their accounts on a specified date or dates. Distributions from the plan are made in a lump sum payment as soon as administratively feasible, but no later than 60 days following the date on which the participant is entitled to receive the distribution. Employees’ voluntary contributions to this plan are tax deferred, but are subject to the claims of the general creditors of the Company. The election for the deferral may not be made less than 12 months prior to the date of the first scheduled payment. An election relating to the form of payment may be made as permitted under Section 409A of the IRC. Participation in this plan is limited to a selected group of management or highly compensated employees of the Company. We currently provide no contribution nor match to the plan.

Payments upon Termination or Change in Control

Mr. Fish’s Employment Agreement

Mr. Fish’s Employment Agreement provides that in the event his employment is terminated by the Company other than for “cause”, death or “disability,” or if Mr. Fish terminates for “good reason” (each as defined in the Employment Agreement), the Company will: (i) pay Mr. Fish the aggregate lump sum of (a) annual base salary through the date of termination to the extent not already paid, (b) any business expenses that are reimbursable but that had not already been reimbursed by the Company as of the date of termination, and (c) any accrued vacation pay, (ii) provide Mr. Fish with any vested benefits, vested equity benefits or reimbursements to which Mr. Fish was entitled, which will be paid in accordance with the terms of such plans and arrangements; (iii) pay Mr. Fish a monthly amount equal to $168,750 until the 18-month anniversary of the date of termination; (iv) in the event that Mr. Fish’s termination occurs during the 24-month period following a Change in Control (as defined in the Quorum Health Corporation 2016 Stock Award Plan) and the Change in Control constitutes a change in ownership or effective control, or a change in ownership of a substantial portion of the assets, of the Company under Section 409A of the Internal Revenue Code of 1986 (a “409A CIC”), pay Mr. Fish a lump sum payment in the amount equal to $6,075,000, and (v) if Mr. Fish’s termination occurs during the 24-month period following a Change in Control but the Change in Control does not constitute a 409A CIC, pay Mr. Fish a monthly amount equal to $168,750 until the 36-month anniversary of the date of termination; provided, that payments of such amounts under (iii), (iv) and (v) above are subject to Mr. Fish’s execution and non-revocation of a separation agreement and general release of claims in favor of the Company.

Change in Control Severance Agreements

Each of Messrs. Lumsdaine and Smith has a change in control severance agreement (“CIC Agreement”) with the Company. Mr. Smith has a CIC Agreement as a result of such agreement being assumed by the Company from CHS in connection with the Spin-off. In November 2018, we entered into a CIC Agreement with Mr. Lumsdaine. In the event of a change in control and related qualifying termination, the terms of Mr. Fish’s severance would be governed by his Employment Agreement discussed previously.

The CIC Agreements are considered “double trigger” agreements and require both the occurrence of a change in control of the Company and a qualified termination of employment for any cash severance benefits to become payable.

The CIC Agreements provide for certain compensation and benefits in the event of termination of an NEO’s employment during the period following a change in control of the Company (as defined in the CIC Agreements), (A) by the Company, other than as a result of the NEO’s death or disability within thirty-six (36) months of the change in control for Mr. Smith (or twenty-four (24) months for Mr. Lumsdaine), but not for cause, or (B) by the NEO, upon the happening of certain “good reason” events within twenty-four (24) months of the change in control, including:

•	Qualifying changes in the NEO’s title, position, responsibilities or duties,
•	A reduction in the NEO’s base salary,
•	Qualifying changes in the NEO’s principal location of work,
•	The failure of the Company to perform its obligations under or to continue in effect any material compensation or benefit plan, or
•	Certain other employer actions that would cause the NEO to lose the benefits of the CIC Agreement.

Compensation and benefits payable under the CIC Agreements include, in the event of a qualifying termination of employment, a lump sum payment equal to the sum of:

•	Unpaid base pay,
•	Accrued but unused paid vacation or sick pay and unreimbursed business expenses,
•	Any other compensation or benefits in accordance with the terms of the Company’s existing plans and programs,
•	A pro rata portion of the incentive bonus that would have been earned by the NEO for the year of termination based on actual performance, and
•	Three (3) times the sum of base salary and the greater of:
(A)

the highest incentive bonus earned during any of the three (3) fiscal years prior to the fiscal year in which the NEO’s termination of employment occurs or, if greater, the three (3) fiscal years prior to the fiscal year in which a change in control occurs and

(B)	the target incentive bonus for the fiscal year in which the NEO’s termination of employment occurs.
•

Continuation of certain health and welfare benefits for thirty-six (36) months following termination and reimbursement of up to $25,000 to Mr. Smith and up to $10,000 to Mr. Lumsdaine for outplacement counseling and related benefits.

•	Mr. Lumsdaine is also entitled to any unpaid bonus with respect to the Company’s prior fiscal year.

In the event that an NEO is entitled to receive payment pursuant to his CIC Agreement, that NEO will not be eligible for additional severance benefits under another arrangement.

Prior to 2009, all change in control severance agreements entered into by CHS with its executive officers entitled the executive officers to receive certain “gross up” payments to offset any excise tax imposed by Section 4999 of the IRC on any payment or distribution by the Company to or for their benefit, including under any stock option, restricted stock or other agreement, plan or program; provided, however, that if a reduction in such payments or distributions by 10% or less would cause no excise tax to be payable, then the payments and distributions to the NEO would be reduced by that amount and no excise tax gross up payment would be paid. Mr. Smith entered his CIC Agreement with CHS prior to 2009, and we assumed the CIC Agreement with Mr. Smith from CHS in connection with the Spin-off. Thus, the tax gross-up provision provided in his CIC agreement remained in his CIC Agreement. We did not assume any other CIC Agreements from CHS (other than the CIC Agreement we had with our former CEO Mr. Miller), and no CIC Agreements entered into by us since the Spin-off contain any excise tax gross-up provisions.

Equity-Incentive Plan Awards

Each NEO has outstanding long-term incentive awards granted under the Company’s equity-based plans. See the Outstanding Equity Awards at Fiscal Year-End Table above. In certain termination events or upon a change in control where outstanding awards are not assumed by the successor corporation or replaced with awards with a vesting schedule and performance objectives that are equally or more favorable than existing terms, there would be an acceleration of the vesting schedule of restricted stock.

Non-Employee Director Compensation

Our Board has approved a compensation program for non-management directors, which in 2019 consisted of both cash and equity-based compensation. The Board compensation is typically reviewed annually by the Compensation Committee’s independent executive compensation consultant, Mercer Human Resources Consulting, and the Governance and Nominating Committee, and adjusted if needed, on the same cycle as is our executive compensation.

Non-employee director compensation in 2019 consisted of an annual cash retainer of $90,000 and an annual equity award of 43,478 shares of restricted stock (valued at approximately $120,000 on the date the awards were approved by the Board of Directors).

These restricted stock awards fully vested on February 14, 2020. Under the 2019 non-employee director compensation program, we also paid an annual cash fee for serving as Board Chair of $75,000, an annual cash fee for serving as chair of the Audit and Compliance Committee of $20,000, an annual cash fee for serving as chair of the Compensation Committee of $15,000, an annual cash fee for serving as chair of the Governance and Nominating Committee of $10,000, and an annual cash fee for serving as chair of the Patient Safety and Quality of Care Committee of $10,000. No separate meeting attendance fees were paid to the directors during 2019. All directors are reimbursed for their out-of-pocket expenses arising from attendance at meetings of the Board and its committees.

Through December 31, 2019, non-management directors could elect to defer some or all of their cash compensation and equity awards for the upcoming year into a cash account or stock unit account pursuant to the Company’s Amended and Restated Director’s Fees Deferral Plan. When making a deferral election, a non-management director could elect to receive payment for the deferred amounts in a lump sum or in installments beginning either upon his or her separation from service with the Company or the attainment of an age specified by the non-management director.

Beginning January 1, 2020, directors can no longer defer cash compensation pursuant to the Company’s Amended and Restated Director’s Fees Deferral Plan. In addition, the director compensation program was adjusted in 2020 to provide only cash compensation to non-management directors for their service on the Board (a portion of which will accelerate in the event of a change in control) and to provide a separate meeting attendance fee for each meeting of the Board or committee attended by the director in excess of two meetings per quarter.

Management directors do not receive any additional compensation for their service on the Board. The following table summarizes the aggregate fees earned or paid and the value of equity-based awards earned by our non-management directors in 2019:

	Fees Earned	Restricted
	or Paid in	Stock	Total
	Cash	Awards	Compensation
Name	($)	($) (1)	($)

Terry Allison Rappuhn	165,000	76,521	241,521
James T. Breedlove(2)	41,758	76,521	118,280
Joseph A. Hastings, D.M.D.	90,000	76,521	166,521
Jon H. Kaplan(3)	90,028	76,521	166,549
Barbara R. Paul, M.D.	103,297	76,521	179,818
William P. Rutledge(3)	98,336	76,521	174,858
Alice D. Schroeder	110,000	76,521	186,521
R. Lawrence Van Horn, Ph.D.	105,000	76,521	181,521
(1)

This amount reflects the grant date fair value of director compensation granted in the form of restricted stock awards. This grant is based on the portion of his or her annual compensation that is allocated to equity. As of December 31, 2019, our non-management directors had a total of 353,079 shares of restricted stock outstanding. The grant date fair value was computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”).

(2)	Mr. Breedlove retired as a director on May 31, 2019. His cash compensation is prorated accordingly. His outstanding restricted stock awards fully lapsed on May 31, 2019.
(3)

Cash compensation for these individuals represents cash earned that was deferred into stock units to be received upon a payment commencement event, as defined in the Amended and Restated Director’s Fees Deferral Plan. The equivalent stock units received for Messrs. Kaplan and Rutledge were 71,949.105 and 78,050.894, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 15, 2020, except as otherwise footnoted, with respect to ownership of our common stock by:

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

	Shares Beneficially Owned (1)
Name	Number		Percent

5% Stockholders:
Mudrick Capital Management, L.P.	3,271,592	(2)	10.0%
Kohlberg Kravis Roberts & Co.	2,988,781	(3)	9.1%
York Capital Management	2,980,000	(4)	9.1%
Davidson Kempner Capital Management LP	2,971,526	(5)	9.1%
Goldman Sachs Group, Inc.	2,904,538	(6)	8.9%
Directors:
Robert H. Fish	500,000	(7)	1.5%
Terry Allison Rappuhn	91,836	(8)	*
Joseph A. Hastings, D.M.D.	102,686	(9)	*
Jon H. Kaplan	136,057	(10)	*
Barbara R. Paul, M.D.	105,938	(8)	*
William P. Rutledge	142,159	(11)	*
Alice D. Schroeder	64,108	(8)	*
R. Lawrence Van Horn	102,211	(8)	*
Other Named Executive Officers:
Alfred Lumsdaine	274,089	(12)	*
Martin D. Smith	373,278	(13)	1.1%
Directors and Executive Officers as a Group (12 persons)	2,348,923	(14)	7.2%
(1)

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of our common stock when such person or persons have the right to acquire them within sixty (60) days after March 31, 2020. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares which such person or persons have the right to acquire within sixty (60) days after March 31, 2020 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. No Company options are currently outstanding.

(2)

Shares beneficially owned are based on Schedule 13D filed with the SEC on March 23, 2020 by Mudrick Distressed Opportunity Drawdown Fund II, L.P., Mudrick Distressed Opportunity Fund Global, L.P., Mudrick GP, LLC, Mudrick Distressed Opportunity Drawdown Fund II GP, LLC, Mudrick Capital Management, L.P., Mudrick Capital Management, LLC and Jason Mudrick (collectively, the “Mudrick Parties”). The shares of Common Stock beneficially owned by the Mudrick Parties reflect the following: (i) Mudrick Distressed Opportunity Drawdown Fund II, L.P. and Mudrick Distressed Opportunity Drawdown Fund II GP, LLC have shared voting and shared dispositive power with respect to 943,870 shares; (ii) Mudrick Distressed Opportunity Fund Global, L.P. and Mudrick GP, LLC have shared voting and shared dispositive power with respect to 1,414,047 shares; and (iii) Mudrick Capital Management, L.P., Mudrick Capital Management, LLC and Mr. Mudrick have shared voting and shared dispositive power with respect to 3,271,592 shares. The address of each of the Mudrick Parties is 527 Madison Avenue, 6th Floor, New York, NY 10022.

(3)

Shares beneficially owned are based on Schedule 13D/A filed with the SEC on March 10, 2020 by KKR Credit Fund Advisors LLC (“KCFA”), KKR Credit Advisors (US) LLC, Kohlberg Kravis Roberts & Co. L.P., KKR & Co. GP LLC, KKR Holdco LLC, KKR Group Holdings Corp, KKR & Co. Inc., KKR Management LLP (collectively, “KKR Holdings”), Powell Investors II Limited Partnership, KKR Special Situations Fund II Limited, KKR Special Situations (EEA) Fund II L.P., KKR Associates Special Situations (EEA) II Limited, KKR Associates Special Situations (Offshore) II L.P., KKR Special Situations (Offshore) II Limited (collectively, “KKR Funds”), KKR Financial Holdings LLC (“KFN”), KKR Group Partnership L.P. (“KGP”), Henry R. Kravis and George R. Roberts. KCFA has sole voting and sole dispositive power with respect to 2,621,439 shares. The KKR Holdings have sole voting and sole dispositive power with respect to 2,988,781 shares. The KKR Funds has sole voting and sole dispositive power with respect to 2,513,651 shares. KFN has shared voting and shared dispositive power with respect to 2,513,651 shares. KGP has sole voting and sole dispositive power with respect to 2,880,993 shares. Each of Mr. Kravis and Mr. Roberts has shared voting and shared dispositive power with respect to 2,988,781 shares. The address of Kohlberg Kravis Roberts & Co. L.P., KKR & Co. GP LLC, KKR Holdco LLC, KKR Special Situations (Offshore) II Limited, KKR Financial Holdings LLC, KKR Group Partnership L.P., KKR Group Holdings Corp., KKR & Co. L.PInc., KKR Management LLC LLP and Mr. Kravis is 9 West 57th Street, Suite 4200, New York, NY 10019. The address of Mr. Roberts is 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025. The address of KKR Credit Advisors (US) LLC, KKR Credit Fund Advisors LLC, Powell Investors II Limited Partnership, KKR Special Situations Fund II Limited, KKR Special Situations (EEA) Fund II L.P., KKR Associates Special Situations (EEA) II Limited and KKR Associates Special Situations (Offshore) II L.P. is 555 California Street, 50th Floor, San Francisco, CA 94104.

(4)

Shares beneficially owned are based on Schedule 13D filed with the SEC on September 3, 2019, by York Capital Management Global Advisors, LLC (“YGA”) with respect to: (i) 1,557,622 shares directly owned by York Credit Opportunities Investments Master Fund, L.P., a Cayman Islands exempted limited partnership, the general partner of which is York Credit Opportunities Domestic Holdings, LLC; (ii) 23,168 shares directly owned by York Insurance Dedicated Fund, LLC, a Delaware limited liability company, the managing member of which is York Managed Holdings, LLC; (iii) 112,254 shares directly owned by Exuma Capital, L.P., a Cayman Islands exempted limited partnership, the general partner of which is Exuma Management, LLC; and (iv) 1,286,956 shares directly owned by York Credit Opportunities Fund, L.P., a Delaware limited partnership, the general partner of which is York Credit Opportunities Domestic Holdings, LLC. YGA has sole voting power and sole dispositive power with respect to 2,980,000 shares. The address of YGA is c/o York Capital Management Global Advisors, LLC, 767 Fifth Avenue, 17th Floor, New York, New York 10153.

(5)

Shares beneficially owned are based on Schedule 13D/A filed with the SEC on February 5, 2020, by Davidson Kempner Capital Management, LP, M. H. Davidson & Co, Davidson Kempner Partners, Davidson Kempner Institutional Partners, L.P., Davidson Kempner International, Ltd., Davidson Kempner Distressed Opportunities Fund LP, Davidson Kempner Distressed Opportunities International Ltd. and Anthony A. Yoseloff (collectively, the “Kempner Parties”). The shares of Common Stock beneficially owned by the Kempner Parties reflect the following: (i) M. H. Davidson & Co. has shared voting and shared dispositive power with respect to 24,367 shares; (ii) Davidson Kempner Partners has shared voting and shared dispositive power with respect to 149,171 shares; (iii) Davidson Kempner Institutional Partners, L.P. has shared voting and shared dispositive power with respect to 328,354 shares; (iv) Davidson Kempner International, Ltd. has shared voting and shared dispositive power with respect to 359,257 shares; (v) Davidson Kempner Distressed Opportunities Fund LP has shared voting and shared dispositive power with respect to 782,997 shares; (vi) Davidson Kempner Distressed Opportunities International Ltd. has shared voting and shared dispositive power with respect to 1,327,380 shares; and (vii) Davidson Kempner Capital Management LP and Anthony A. Yoseloff have shared voting and shared dispositive power with respect to 2,971,526 shares. The address of each of the Kempner Parties is c/o Davidson Kempner Capital Management LP, 520 Madison Avenue, 30th Floor, New York, NY 10022.

(6)

Shares beneficially owned are based on Schedule 13D filed with the SEC on April 26, 2019, by The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC (collectively, “Goldman Sachs”). Goldman Sachs has shared voting power and shared dispositive power with respect to 2,904,538 shares. The address of The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC is c/o Goldman Sachs & Co. LLC, 200 West Street, New York, NY 10282.

(7)	Includes 416,667 shares subject to restricted stock awards.
(8)	There are no restrictions on these shares.
(9)	Includes 92,211 restricted stock units ("RSUs"). The shares underlying the RSUs are payable upon the date on which he ceases to be a member of the Board of Directors.
(10)

Includes 71,949.105 stock units under the Amended and Restated Director's Fees Deferral Plan. The shares underlying the stock units are payable upon a payment commencement event, as defined in the Amended and Restated Director’s Fees Deferral Plan.

(11)

Includes 78,050.894 stock units under the Amended and Restated Director's Fees Deferral Plan. The shares underlying the stock units are payable upon a payment commencement event, as defined in the Amended and Restated Director’s Fees Deferral Plan.

(12)	Includes 204,167 shares subject to restricted stock awards.
(13)	Includes 210,834 shares subject to restricted stock awards.
(14)	Includes 1,103,336 shares subject to restricted stock awards.
*	Less than 1%.

Equity Compensation Plan Information

The following table includes information with respect to our equity compensation plans (and any individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees) as of December 31, 2019.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights	Available for future issuance under equity compensation plans (excluding securities reflected in column (a) ) (1)

Equity Compensation plans approved by security holders	—		$—	2,230,056
Equity Compensation plans not approved by security holders	150,000	(2)	—	—
Total	150,000		$—	2,230,056
(1)

Represents shares of our Common Stock that may be issued pursuant to non-qualified stock options incentive stock options, stock appreciation rights, restricted stock, performance units, performance-based shares and other share awards under the Amended and Restated 2016 Stock Award Plan and 2018 Restricted Stock Plan, of 2,230,056 shares. The number of shares shown does not reflect grants made subsequent to December 31, 2019. Awards granted in the form of restricted stock (including restricted stock units), performance awards (including shares issued in respect to performance awards) and other awards that are granted in the Amended and Restated 2016 Stock Award Plan, as “full-value awards” reduce the number of shares available for grant under the Amended and Restated 2016 Stock Award Plan by 1.5 shares for each share subject to such an award.

(2)	Represents shares that non-management directors may receive in connection with deferral of their cash compensation under the Director’s Fees Deferral Plan.

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

There were no loans outstanding during 2019 from the Company to any of its directors, nominees for director, executive officers, or any beneficial owner of 5% or more of our equity securities, or any family member of any of the foregoing.

Information set forth under Note 16 — Related Party Transactions in the accompanying consolidated financial statements in this Annual Report on Form 10-K is herein incorporated by reference.

Director Independence

Under NYSE rules, a majority of our directors must be “independent.” In addition, the Governance Guidelines of the Board provide that a majority of our directors must be “independent” under NYSE rules. To determine whether our directors and director nominees are independent, the Board evaluates any relationships of our directors and director nominees with the Company and the members of the Company’s management, against the independence standards set forth in our Governance Guidelines and the applicable rules of the NYSE and SEC. In making its independence determinations, the Board broadly considers all relevant facts and circumstances, including the responses of directors and director nominees to a questionnaire that solicited information about their relationships. The Board also considers any relationships between the Company and other organizations on which our directors serve as directors or with respect to which such directors are otherwise affiliated.

The Board has determined that all of our non-management directors satisfied all of the independence standards set forth in the Governance Guidelines and NYSE rules (including the specific standards applicable to members of our Audit and Compliance Committee and Compensation Committee) and did not otherwise have a material relationship with the Company (either directly or as an officer, employee, shareholder or partner of an organization that has a relationship with the Company). After such evaluations, our Board has affirmatively determined that Joseph A. Hastings, D.M.D, Jon H. Kaplan, Barbara R. Paul, M.D., Terry Allison Rappuhn, William Rutledge, Alice D. Schroeder and R. Lawrence Van Horn, Ph.D. are independent under the Governance Guidelines and the applicable rules of the NYSE and the SEC.

Item 14. Principal Accounting Fees and Services

Fees billed by Deloitte & Touche LLP for the fiscal years ended December 31, 2018 and 2019 related to the Company’s audit services, audit-related services, tax services and other services, were approved by the Audit and Compliance Committee of Company and paid by Company.

The following table provides a summary of the aggregate fees billed to us by Deloitte & Touche LLP (in thousands):

	Year Ended December 31,
	2018	2019

Audit fees (1)	$1,950	$2,050
Audit-related fees (2)	125	—
Tax fees (3)	—	—
Other fees (4)	2	2
Total	$2,077	$2,052
(1)	Audit fees include (a) the audit of the Company’s financial statements and (b) the reviews of the Company’s unaudited condensed interim financial statements (quarterly financial statements).
(2)

Audit-related fees include regulatory compliance services that are reasonably related to the performance of the audit or review of the financial statements, including the implementation of new accounting standards.

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

Pre-Approval of Audit and Non-Audit Services

The Audit and Compliance Committee is directly responsible for the appointment, compensation, retention and oversight of the Company’s independent registered public accounting firm retained to perform audit services to be performed by our independent registered public accounting firm. One hundred percent of all audit and non-audit services performed by the independent registered public accounting firm in 2019 were pre-approved by the Audit and Compliance Committee prior to the commencement of such services. The Company’s policy does not permit the retroactive approval for “de minimus non-audit services.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits
(1)	Consolidated Financial Statements

The consolidated financial statements required to be included in “Item 8. Financial Statements and Supplementary Data” begin on page F-1 and are submitted as a separate section of this report.

(2)	Consolidated Financial Statement Schedules

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

4.4*

Third Supplemental Indenture, dated as of February 6, 2020, by and among Quorum Health Corporation, the subsidiaries party thereto and Wilmington Savings Fund Society, FSB (as successor to Regions Bank), as trustee.

4.5

Registration Rights Agreement, dated as of April 22, 2016, by and between Quorum Health Corporation and Credit Suisse Securities (USA) LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2016) (File No. 001-37550).

4.6

Registration Rights Agreement Joinder, dated as of April 29, 2016, by and between the guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2016) (File No. 001-37550).

4.7

Registration Rights Agreement Joinder, dated as of December 28, 2016, by and between the guarantor party thereto and Credit Suisse Securities (USA) LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on April 12, 2017) (File No. 001-37550).

4.8	Form of 11.625% Senior Notes due 2023 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2016) (File No. 001-37550).

4.9*	Descriptions of Quorum Health Corporation’s Common Stock

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

No.	Description
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

No.	Description
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

10.26†

Amendment No. 1 to Employment Agreement by and between Quorum Health Corporation and Robert H. Fish (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2019) (File No. 001-37550).

10.27†

Offer Letter by and between QHCCS, LLC and Glenn A. Hargreaves (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2018) (File No. 001-37550).

10.28†

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

No.	Description
10.32†

Quorum Health Corporation 2018 Restricted Stock Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 19, 2018) (File No. 333-228885)

10.33†

Form of Restricted Stock Agreement under the Quorum Health Corporation 2018 Restricted Stock Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2019) (File No. 001-37550).

10.34†

Quorum Health Corporation Amended and Restated 2016 Stock Award Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 15, 2019) (File No. 333-229696).

10.35†

Form of Restricted Stock Award Agreement under the Quorum Health Corporation Amended and Restated 2016 Stock Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2019) (File No. 001-37550).

10.36†

Form of Non-Employee Director Restricted Stock Award Agreement under the Quorum Health Corporation Amended and Restated 2016 Stock Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2019) (File No. 001-37550).

10.37†

Form of Time-Based and Performance-Based Restricted Stock Award Agreement under the Quorum Health Corporation Amended and Restated 2016 Stock Award Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2019) (File No. 001-37550).

10.38†

Quorum Health Corporation Amended and Restated Director’s Fees Deferral Plan. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2019) (File No. 001-37550).

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
Glenn A. Hargreaves
Senior Vice President
and Chief Accounting Officer
(principal accounting officer)

Date:  April 10, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert H. Fish Robert H. Fish	President, Chief Executive Officer and Director (principal executive officer)	April 10, 2020
/s/ Alfred Lumsdaine Alfred Lumsdaine	Executive Vice President and Chief Financial Officer (principal financial officer)	April 10, 2020
/s/ Glenn A. Hargreaves Glenn A. Hargreaves	Senior Vice President and Chief Accounting Officer (principal accounting officer)	April 10, 2020
/s/ Joseph A. Hastings, D.M.D. Joseph A. Hastings, D.M.D.	Director	April 10, 2020
/s/ Jon H. Kaplan Jon H. Kaplan	Director	April 10, 2020
/s/ Barbara R. Paul, M.D. Barbara R. Paul, M.D.	Director	April 10, 2020
/s/ Terry Allison Rappuhn Terry Allison Rappuhn	Director	April 10, 2020
/s/ William P. Rutledge William P. Rutledge	Director	April 10, 2020
/s/ Alice D. Schroeder Alice D. Schroeder	Director	April 10, 2020
/s/ R. Lawrence Van Horn, Ph.D. R. Lawrence Van Horn, Ph.D.	Director	April 10, 2020

QUORUM HEALTH CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Quorum Health Corporation
1573 Mallory Lane
Brentwood, TN 37027

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quorum Health Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income (loss), comprehensive income (loss), equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient liquidity to satisfy all their future financial obligations and comply with their debt covenants, which contributed to the Company’s decision to voluntarily file for reorganization as discussed below. These circumstances and uncertainties inherent in the bankruptcy proceedings raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bankruptcy Proceedings

As discussed in Note 1 to the financial statements, the Company has voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the settlement amounts for allowed claims, or the status and priority thereof; (3) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has adopted Accounting Standards Codification Topic 842, “Leases”, using the modified retrospective adoption method on January 1, 2019.

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

April 10, 2020

We have served as the Company’s auditor since 2015.

QUORUM HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Earnings per Share and Shares)

	Year Ended December 31,
	2019	2018	2017

Operating revenues			$2,327,655
Provision for bad debts			255,485
Net operating revenues	$1,689,626	$1,878,589	2,072,170
Operating costs and expenses:
Salaries and benefits	838,031	929,937	1,034,797
Supplies	194,982	213,746	250,523
Other operating expenses	502,009	575,033	623,063
Depreciation and amortization	57,613	67,994	82,155
Lease costs and rent	44,321	47,029	50,230
Electronic health records incentives	592	(989)	(4,745)
Legal, professional and settlement costs	9,677	11,974	6,001
Impairment of long-lived assets and goodwill	42,820	77,138	47,281
Loss (gain) on sale of hospitals, net	3,088	9,005	(5,243)
Loss on closure of hospitals, net	24,883	18,673	—
Transaction costs related to the Spin-off	—	—	253
Total operating costs and expenses	1,718,016	1,949,540	2,084,315
Income (loss) from operations	(28,390)	(70,951)	(12,145)
Interest expense, net	132,360	128,130	122,077
Income (loss) before income taxes	(160,750)	(199,081)	(134,222)
Provision for (benefit from) income taxes	1,166	(847)	(21,865)
Net income (loss)	(161,916)	(198,234)	(112,357)
Less: Net income (loss) attributable to noncontrolling interests	2,011	2,014	1,833
Net income (loss) attributable to Quorum Health Corporation	$(163,927)	$(200,248)	$(114,190)

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(5.47)	$(6.91)	$(4.06)
Weighted-average shares outstanding:
Basic and diluted	29,955,140	28,976,122	28,113,566

See accompanying notes

QUORUM HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Year Ended December 31,
	2019	2018	2017

Net income (loss)	$(161,916)	$(198,234)	$(112,357)
Amortization and recognition of unrecognized pension cost components, net of income taxes	(400)	2,715	804
Comprehensive income (loss)	(162,316)	(195,519)	(111,553)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2,011	2,014	1,833
Comprehensive income (loss) attributable to Quorum Health Corporation	$(164,327)	$(197,533)	$(113,386)

See accompanying notes

QUORUM HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value per Share and Shares)

	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$3,145	$3,203
Patient accounts receivable	286,901	322,608
Inventories	38,747	45,646
Prepaid expenses	19,606	19,683
Due from third-party payors	33,385	63,443
Other current assets	27,259	36,405
Total current assets	409,043	490,988
Property and equipment, net	492,016	559,438
Goodwill	391,724	401,073
Intangible assets, net	49,155	48,289
Operating lease right-of-use assets	74,335	—
Other long-term assets	75,612	74,306
Total assets	$1,491,885	$1,574,094

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,211,485	$1,697
Current portion of operating lease liabilities	22,506	—
Accounts payable	156,669	143,917
Accrued liabilities:
Accrued salaries and benefits	51,731	76,908
Accrued interest	21,066	10,024
Due to third-party payors	44,008	45,852
Other current liabilities	43,329	43,336
Total current liabilities	1,550,794	321,734
Long-term debt	20,988	1,191,777
Long-term operating lease liabilities	52,601	—
Deferred income tax liabilities, net	7,683	6,736
Other long-term liabilities	93,535	126,499
Total liabilities	1,725,601	1,646,746
Redeemable noncontrolling interests	2,278	2,278
Commitments and Contingencies (Note 17)
Equity:
Quorum Health Corporation stockholders' equity (deficit):
Preferred stock, $0.0001 par value per share; 100,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value per share; 300,000,000 shares authorized; 32,871,019 shares issued and outstanding at December 31, 2019 and 31,521,398 shares issued and outstanding at December 31, 2018	3	3
Additional paid-in capital	561,541	557,309
Accumulated other comprehensive income (loss)	359	759
Accumulated deficit	(813,119)	(648,464)
Total Quorum Health Corporation stockholders' equity (deficit)	(251,216)	(90,393)
Nonredeemable noncontrolling interests	15,222	15,463
Total equity (deficit)	(235,994)	(74,930)
Total liabilities and equity	$1,491,885	$1,574,094

See accompanying notes

QUORUM HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In Thousands, Except Shares)

		Quorum Health Corporation Stockholders' Equity
					Accumulated
	Redeemable			Additional	Other		Nonredeemable	Total
	Noncontrolling	Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Equity
	Interests	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	(Deficit)

Balances at December 31, 2016	6,807	29,482,050	3	537,911	(2,760)	(334,026)	14,441	215,569
Comprehensive income (loss)	(1,218)	—	—	—	804	(114,190)	3,051	(110,335)
Changes in equity related to the Spin-off	—	—	—	1,563	—	—	—	1,563
Stock-based compensation expense	—	1,031,753	—	9,952	—	—	—	9,952
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(218,908)	—	(1,508)	—	—	—	(1,508)
Cash distributions to noncontrolling investors	(42)	—	—	—	—	—	(3,809)	(3,809)
Reclassifications of noncontrolling interests	(363)	—	—	—	—	—	363	363
Redemption of shares from noncontrolling interests	(3,402)	—	—	2,235	—	—	(77)	2,158
Adjustments to redemption values of redeemable noncontrolling interests	543	—	—	(543)	—	—	—	(543)
Balances at December 31, 2017	2,325	30,294,895	3	549,610	(1,956)	(448,216)	13,969	113,410
Comprehensive income (loss)	(914)	—	—	—	2,715	(200,248)	2,928	(194,605)
Stock-based compensation expense	—	1,616,707	—	10,663	—	—	—	10,663
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(390,204)	—	(1,996)	—	—	—	(1,996)
Cash distributions to noncontrolling investors	(101)	—	—	—	—	—	(1,434)	(1,434)
Adjustments to redemption values of redeemable noncontrolling interests	968	—	—	(968)	—	—	—	(968)
Balances at December 31, 2018	2,278	31,521,398	3	557,309	759	(648,464)	15,463	(74,930)
Comprehensive income (loss)	(304)	—	—	—	(400)	(163,927)	2,315	(162,012)
Adoption of ASC Topic 842	—	—	—	—	—	(728)	—	(728)
Stock-based compensation expense	—	1,699,346	—	5,325	—	—	—	5,325
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(349,725)	—	(590)	—	—	—	(590)
Cash distributions to noncontrolling investors	(199)	—	—	—	—	—	(2,556)	(2,556)
Adjustments to redemption values of redeemable noncontrolling interests	503	—	—	(503)	—	—	—	(503)
Balances at December 31, 2019	$2,278	32,871,019	$3	$561,541	$359	$(813,119)	$15,222	$(235,994)

See accompanying notes

QUORUM HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2019	2018	2017

Cash flows from operating activities:
Net income (loss)	$(161,916)	$(198,234)	$(112,357)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	57,613	67,994	82,155
Non-cash interest expense, net	9,880	8,733	5,770
Provision for (benefit from) deferred income taxes	825	(1,280)	(22,137)
Stock-based compensation expense	5,325	10,663	9,952
Impairment of long-lived assets and goodwill	42,820	77,138	47,281
Loss (gain) on sale of hospitals, net	3,088	9,005	(5,243)
Non-cash portion of loss (gain) on hospital closures	12,683	6,394	—
Changes in reserves for self-insurance claims, net of payments	(25,953)	19,678	22,519
Changes in reserves for legal, professional and settlement costs, net of payments	—	—	(3,651)
Other non-cash expense (income), net	1,247	959	190
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Patient accounts receivable	23,751	25,977	29,091
Due from and due to third-party payors, net	2,932	31,906	24,201
Inventories, prepaid expenses and other current assets	12,040	15,156	673
Accounts payable and accrued liabilities	328	(33,860)	(14,743)
Long-term assets and liabilities, net	(17,533)	(725)	3,269
Net cash provided by (used in) operating activities	(32,870)	39,504	66,970

Cash flows from investing activities:
Capital expenditures for property and equipment	(39,428)	(45,882)	(61,530)
Capital expenditures for software	(8,206)	(2,662)	(6,898)
Acquisitions, net of cash acquired	(565)	(121)	(1,920)
Proceeds from the sale of hospitals	52,734	40,848	32,081
Other investing activities, net	3,574	(489)	—
Net cash provided by (used in) investing activities	8,109	(8,306)	(38,267)

Cash flows from financing activities:
Borrowings under revolving credit facilities	640,000	490,000	508,000
Repayments under revolving credit facilities	(557,000)	(476,000)	(508,000)
Borrowings of long-term debt	280	105	376
Repayments of long-term debt	(54,270)	(41,918)	(39,195)
Payments of debt issuance costs	—	(2,268)	(3,119)
Payments on purchase contracts	(962)	—	—
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	(590)	(1,996)	(1,508)
Cash distributions to noncontrolling investors	(2,755)	(1,535)	(3,851)
Purchases of shares from noncontrolling investors	—	—	(1,244)
Net cash provided by (used in) financing activities	24,703	(33,612)	(48,541)

Net change in cash and cash equivalents	(58)	(2,414)	(19,838)
Cash and cash equivalents at beginning of period	3,203	5,617	25,455
Cash and cash equivalents at end of period	$3,145	$3,203	$5,617

Supplemental cash flow information:
Interest payments, net	$111,437	$120,025	$125,725
Income tax payments, net	392	600	196
Non-cash purchases of property and equipment under finance lease obligations	271	—	54

See accompanying notes

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

The principal business of Quorum Health Corporation, a Delaware corporation, and its subsidiaries (collectively, “QHC” or the “Company”) is to provide hospital and outpatient healthcare services in its markets across the United States. As of December 31, 2019, the Company owned or leased a diversified portfolio of 24 hospitals in rural and mid-sized markets, which are located in 14 states and have a total of 1,995 licensed beds. The Company provides outpatient healthcare services through its hospitals and affiliated facilities, including urgent care centers, diagnostic and imaging centers, physician clinics and surgery centers. The Company’s wholly-owned subsidiary, Quorum Health Resources, LLC (“QHR”), provides hospital management advisory and healthcare consulting services to non-affiliated hospitals located throughout the United States. Over 95% of the Company’s net operating revenues are attributable to its hospital operations business.

On April 29, 2016, Community Health Systems, Inc. (“CHS”) completed the spin-off of 38 hospitals, including their affiliated facilities, and Quorum Health Resources, LLC to form Quorum Health Corporation through the distribution of 100% of the common stock of QHC to CHS stockholders of record as of the close of business on April 22, 2016 (the “Spin-off”).

Basis of Presentation

The consolidated financial statements and accompanying notes of the Company presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). In the opinion of the Company’s management, the consolidated financial information presented herein includes all adjustments necessary to present fairly the results of operations, financial position and cash flows of the Company for the periods presented. The accompanying consolidated financial statements may not necessarily be indicative of the results of operations, financial position and cash flows of QHC in the future.

Going Concern

The Company’s financial statements have been prepared under the assumption that it will continue as a going concern. In an effort to achieve liquidity that would be sufficient to meet all of the Company’s commitments, the Company has undertaken a number of actions, including divesting underperforming hospitals, negotiating with creditors and stakeholders, and reducing recurring expenses. However, management believes that even after taking these actions, the Company will not have sufficient liquidity to satisfy all of the Company’s future financial obligations, comply with the Company’s debt covenants, and execute the Company’s business plan. As a result, the Company filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on April 7, 2020 (see further description below). The risks and uncertainties surrounding the Chapter 11 Cases, the events of default under the Company’s credit agreements and the indenture governing the Company’s Senior Notes, and the other conditions impacting the Company’s business raise substantial doubt as to the Company’s ability to continue as a going concern. Accordingly, the audit report issued by the Company’s independent registered public accounting firm contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

Although Management believes that the reorganization of the Company through Chapter 11 will position the Company for sustainable growth opportunities, the Chapter 11 filing caused an event of default under the Company’s Credit Agreements and the indenture governing its Senior Notes, which is stayed during the pendency of the Company’s bankruptcy proceeding. Further, there are several risks and uncertainties associated with the Company’s bankruptcy, including, among others: (a) the Company’s pre-packaged plan of reorganization may never be confirmed or becomes effective, (b) the Restructuring Support Agreement may be terminated by one or more of the parties thereto, (c) the Bankruptcy Court may grant or deny motions in a manner that is adverse to the Company and its subsidiaries, and (c) the Company’s Chapter 11 Cases may be converted into a Chapter 7 liquidation.

As a result of the defaults under the Company’s Credit Agreements and the indenture governing its Senior Notes, the Company reclassified certain outstanding debt to current liabilities, see Note 6 — Long-Term Debt for further information.

Chapter 11 Bankruptcy Filing (Subsequent Event)

On April 7, 2020, Quorum Health Corporation and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in order to implement the financial restructuring of the Company. The Debtors have requested that the Bankruptcy Court administer the Chapter 11 Cases jointly under the caption In re Quorum Health Corporation, et al.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession under the Bankruptcy Code, the Debtors may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Further, the Debtors have filed a variety of “first day” motions with the Bankruptcy Court requesting permission to continue the Company’s business activities in the ordinary course. For example, the “first day” motions request that the Bankruptcy Court authorize the Company to perform the following activities, among others: (i) pay employees’ wages and related obligations; (ii) continue to operate its cash management system in a form substantially similar to prepetition practice; (iii) use cash collateral on an interim basis; (iv) continue to pay vendors and suppliers in the ordinary course; (v) pay taxes in the ordinary course; (vi) continue to pay or honor certain prepetition claims of physician-owned clinics; (vii) continue to honor certain prepetition refund payments; and (viii) maintain its insurance policies in the ordinary course. The Bankruptcy Court held a hearing to consider the Debtors’ “first day” motions on April 9, 2020. The Bankruptcy Court has not yet entered orders approving the “first day” relief sought by the Debtors, but the Company expects the Bankruptcy Court to do so and allow it to continue to operate its business in the ordinary course.

The Company’s filing of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under its debt agreements. Specifically, the filing of the Chapter 11 Cases constituted an event of default under (a) the Credit Agreement, among the Company, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, with respect to the Senior Credit Facility; (b) the ABL Credit Agreement, among the Company, the lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent, with respect to the ABL Credit Facility; and (c) the Indenture, dated as of April 22, 2016, by and between the Company and Wilmington Savings Fund Society, FSB, as successor trustee to Regions Bank, with respect to the Senior Notes. Due to the Chapter 11 Cases, however, the lenders’ ability to exercise remedies under their respective credit agreements and debt instruments was stayed as of the date of the Chapter 11 petition and continues to be stayed.

On April 6, 2020, the Debtors entered into a Restructuring Support Agreement (the “RSA”) with (i) the lenders (a) who constitute more than a majority in number of the lenders under the Senior Credit Facility and (b) hold at least two-thirds of the aggregate outstanding principal amount of the Senior Credit Facility (the “Consenting First Lien Lenders”), and (ii) the holders (x) who constitute a majority in number of the holders of the Senior Notes and (y) hold at least two-thirds of the aggregate outstanding principal amount of the Senior Notes (the “Consenting Noteholders”, and collectively with the Consenting First Lien Lenders, the “Consenting Stakeholders”). The RSA contemplates that the restructuring and recapitalization of the Debtors will occur through a joint prepackaged plan of reorganization in the Chapter 11 Cases (the “Plan”).

The Debtors filed the Plan with the Bankruptcy Court on April 7, 2020. Under the RSA, the Company must seek to have the Plan confirmed and declared effective no later than June 21, 2020, but if any required regulatory approval has not been obtained prior to June 21, 2020, then the Company automatically has an additional twenty calendar days to obtain a confirmed and effective Plan. The Debtors commenced the solicitation process for the acceptance or rejection of the Plan on April 6, 2020, as required by the RSA. Under the Bankruptcy Code, a majority in number and two-thirds in amount of each impaired class of claims must approve the Plan before the Bankruptcy Court will confirm it. The RSA requires the Consenting Stakeholders to vote in favor of and support the Plan, and the Consenting Stakeholders represent the requisite number of votes in each impaired class of creditors entitled to vote on the Plan. Thus, the Debtors anticipate that they will be able to obtain the necessary number of votes to confirm the Plan in the Chapter 11 Cases.

The Plan provides that the reorganized QHC (the “Reorganized QHC”) will pay all of the general unsecured claims against the Debtors’ estate in the ordinary course of business. Moreover, the Plan will allow the Company to reduce its debt by approximately $500 million through the refinancing and paydown of its Senior Credit Facility, the refinancing of its ABL Credit Facility and the extinguishment of its Senior Notes. In exchange for the extinguishment of their claims under the Senior Notes, the Reorganized QHC will issue to the holders of the Senior Notes 100% of the shares of new common stock of the Reorganized QHC, subject to dilution for certain issuances of new common stock. The holders of Senior Notes also will receive interests in a litigation trust established by QHC in the Chapter 11 Cases. The Plan requires, and the Company expects, that all of the Company’s existing shares of common stock, restricted stock, and restricted stock units will be cancelled in the Chapter 11 Cases without receiving any distributions from the Debtors. The Company expects to fund the distributions under the Plan through cash on hand, shares of new common stock of the Reorganized QHC, certain exit financing arrangements, and an equity raise of at least $200 million pursuant to that certain Equity Commitment Agreement, among the Company and certain of the Consenting Noteholders (the “Equity Commitment Agreement”).

The Company cannot predict the ultimate outcome of the Chapter 11 Cases. Although the Company expects the Chapter 11 Cases to be resolved quickly since the Company is entering bankruptcy with a joint prepackaged plan of reorganization, third parties may propose alternative plans of reorganization, the RSA may be terminated by one or more of the Consenting Stakeholders or the Company, or the Bankruptcy Court may refuse to confirm the Plan. In the event the Plan is not confirmed or the RSA is terminated, the duration of the Chapter 11 Cases will be extended which will increase the Company’s expenses and reduce the Company’s capital

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

resources. Further, even if the Plan is confirmed, there is no guarantee that the exit financing provided for in the Plan will be sufficient to accomplish the Company’s reorganization strategy.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which it holds either a direct or indirect ownership of a majority voting interest. Investments in less-than-wholly-owned consolidated subsidiaries of QHC are presented separately in the equity component of the Company’s consolidated balance sheets to distinguish between the interests of QHC and the interests of the noncontrolling investors. Revenues and expenses from these subsidiaries are included in the respective individual line items of the Company’s consolidated statements of income, and net income is presented both in total and separately to distinguish the amounts attributable to the Company and the amounts attributable to the interests of the noncontrolling investors. Noncontrolling interests that are redeemable, or may become redeemable at a fixed or determinable price at the option of the holder or upon the occurrence of an event outside of the control of the Company, are presented in mezzanine equity in the Company’s consolidated balance sheets. Intercompany transactions and accounts of the Company are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions.

Revenues and Accounts Receivable

Revenue Recognition

The Company reports revenues from patient services at its hospitals and affiliated facilities at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient care. These amounts are due from patients, governmental programs and third-party payors such as Medicare, Medicaid, managed care organizations, private insurers and others, and include variable consideration for retroactive revenue adjustments due to settlements of audits, reviews and investigations. Generally, the Company bills the patient and third-party payors several days after the services are performed or the patient is discharged. Revenue is recognized as the performance obligations are satisfied. Billings and collections were outsourced to CHS under a transition services agreement that was entered into in connection with the Spin-off through September 30, 2019. See Note 16 — Related Party Transactions for additional information on this agreement. On May 8, 2019, the Company entered into an agreement with R1 RCM to receive end-to-end revenue cycle management services. The agreement with R1 RCM has, among other things, allowed for the Company to transition its billing and collection services from CHS to R1 RCM. In July 2019, R1 RCM began providing limited services to the Company, such as status review on aged accounts receivable and insurance denials. Effective October 1, 2019, the Company transitioned its billing and collection services from CHS to R1 RCM.

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

Because all of its performance obligations relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption provided in Financial Accounting Standards Board’s (“FASB”) ASC 606-10-50-14(a) and, therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The unsatisfied or partially unsatisfied performance obligations referred to above are primarily related to inpatient acute care services at the end of the reporting period. The performance obligations for these contracts are generally completed when the patient is discharged, which generally occurs within days or weeks following the end of the reporting period.

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table provides a summary of net operating revenues by payor source (dollars in thousands):

	Year Ended December 31,
	2019		2018		2017
	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total

Medicare	$480,475	28.4%	$532,097	28.3%	$613,846	29.6%
Medicaid	351,297	20.8%	352,111	18.7%	417,656	20.2%
Managed care and commercial	673,770	39.9%	754,572	40.2%	788,943	38.1%
Self-pay and self-pay after insurance	109,515	6.5%	157,435	8.4%	154,402	7.4%
Non-patient	74,569	4.4%	82,374	4.4%	97,323	4.7%
Total net operating revenues	$1,689,626	100.0%	$1,878,589	100.0%	$2,072,170	100.0%

The table above includes a $21.0 million change in estimate the Company recorded as of December 31, 2017 to reduce the net realizable value of patient accounts receivable due to a more comprehensive and disaggregate level and refinement of the estimate of the collectability of self-pay accounts receivable related to insured patients, primarily co-pays and deductibles. The Company’s analysis also included an evaluation of patient accounts receivable retained in the divestiture of six of the Company’s divested hospitals.

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contractual adjustments, or differences in standard billing rates and the payments derived from contractual terms with governmental and non-governmental third-party payors, are recorded based on management’s best estimates in the period in which services are performed and a payment methodology is established with the patient. Recorded estimates for past contractual adjustments are subject to change, in large part, due to ongoing contract negotiations and regulation changes, which are typical in the U.S. healthcare industry. Revisions to estimates are recorded as contractual adjustments in the periods in which they become known and may be subject to further revisions. In addition, the contracts the Company has with commercial insurance payors may provide for retroactive audit and review of claims. Self-pay and other payor discounts are incentives offered by the Company to uninsured or underinsured patients and other payors to reduce their costs of healthcare services. Subsequent changes in estimates for third-party payors that are determined to be the result of an adverse change in a payor’s ability to pay are recorded as bad debt expense. Bad debt expense for the year ended December 31, 2019 and 2018 was not material and is included in other operating expenses in the Company’s consolidated statements of income.

Third-Party Program Reimbursements

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical experience, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as new information becomes available, or as years are settled or are no longer subject to such audits, reviews, and investigations. Previous program reimbursements and final cost report settlements are included in due from and due to third-party payors in the consolidated balance sheets. Net adjustments arising from a change in the transaction price for estimated cost report settlements favorably (unfavorably) impacted net operating revenues by $2.2 million, $(0.3) million and $2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Currently, several states have established supplemental payment programs, including disproportionate share programs, for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These state supplemental payment programs are designed with input from The Centers for Medicare & Medicaid Services (“CMS”) and are funded with a combination of federal and state resources, including, in certain instances, taxes, fees or other program expenses (collectively, “provider taxes”) levied on the providers. The receivables and payables associated with these programs are included in due from and due to third-party payors in the consolidated balance sheets.

The following table provides a summary of the components of amounts due from and due to third-party payors, as presented in the consolidated balance sheets (in thousands):

	December 31,
	2019	2018

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$11,654	$14,374
State supplemental payment programs	21,731	49,069
Total amounts due from third-party payors	$33,385	$63,443

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$37,214	$32,174
State supplemental payment programs	6,794	13,678
Total amounts due to third-party payors	$44,008	$45,852

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of the portion of Medicaid reimbursements included in the consolidated statements of income that are attributable to state supplemental payment programs (in thousands):

	Year Ended December 31,
	2019	2018	2017

Medicaid state supplemental payment program revenues	$173,122	$200,036	$211,448
Provider taxes and other expenses	68,252	74,709	75,388
Reimbursements attributable to state supplemental payment programs, net of expenses	$104,870	$125,327	$136,060

The California Department of Health Care Services administers the Hospital Quality Assurance Fee (“HQAF”) program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients. Under the HQAF program, the Company recognized $17.1 million, $25.9 million and $22.0 million of operating revenues, net of provider taxes, for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company recognized $7.6 million and $7.3 million of Medicaid revenues in the years ended December 31, 2019 and 2018, respectively, related to the sale of Illinois property tax credits. Recognition of the benefit from the Illinois credits was previously recognized as a reduction in other operating expenses; however, the Company determined that the Illinois property tax credits operate as a state supplemental payment program for uncompensated charity care. For the year ended December 31, 2017, the Company recognized $7.8 million from the sale of Illinois property tax credits as a direct reduction to other operating expenses.

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

Charity Care

In the ordinary course of business, the Company provides services to patients who are financially unable to pay for hospital care. The related charges for those patients who are financially unable to pay that otherwise do not qualify for reimbursement from a governmental program are classified as charity care. The Company determines amounts that qualify for charity care primarily based on the patient’s household income relative to the poverty level guidelines established by the federal government. The Company’s policy is to not pursue collections for such amounts. The related charges which are recorded in operating revenues at the standard billing rates and fully offset in contractual allowances were $22.7 million, $33.0 million and $34.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company estimates the cost of providing charity care services utilizing a ratio of cost to gross charges and applying this ratio to the gross charges associated with providing care to charity patients for the period. The estimated costs of providing charity care services was $3.7 million, $5.5 million and $5.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. To the extent the Company receives reimbursement from any of the various governmental assistance programs to subsidize its care of indigent patients, the Company excludes the charges for such patients from the cost of care provided under its charity care program.

Accounts Receivable

Substantially all of the Company’s receivables are related to providing healthcare services to patients at its hospitals and affiliated outpatient facilities.

For self-pay and self-pay after insurance receivables, the Company estimates the implicit price concession by reserving a percentage of all self-pay and self-pay after insurance accounts receivable without regard to aging category. The estimate of the implicit price concession is based on a model that considers historical cash collections, expected recoveries and any anticipated changes in trends. The Company’s ability to estimate the implicit price concessions is not significantly impacted by the aging of accounts receivable, as management believes that substantially all of the risk exists at the point in time such accounts are identified as self-pay. Significant changes in payor mix, R1 RCM’s business office operations, including their efforts in collecting the Company’s accounts receivables, economic conditions, or trends in federal and state governmental healthcare coverage, among others, could affect the Company’s estimates of implicit price concessions for self-pay and self-pay after insurance accounts receivable. The

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company also continually reviews its overall estimate of implicit price concessions by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net operating revenues and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables, and the impact of recent divestitures.

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

The following table provides a summary of the changes in the allowance for doubtful accounts (in thousands):

	December 31,
	2019	2018	2017

Balance at beginning of period	$—	$352,509	$360,796
Provision for bad debts	—	—	255,485
Amounts written off, net of recoveries	—	—	(263,772)
Impact of adoption of ASC 606	—	(352,509)	—
Balance at end of period	$—	$—	$352,509

During the fourth quarter of 2017, the Company analyzed self-pay patient accounts receivable at a more comprehensive and disaggregated level and refined its estimate of the collectability of the portion of self-pay accounts receivable related to insured patients, primarily co-payments and deductibles. The Company’s analysis also included an evaluation of patient accounts receivable retained in the divestitures of six of the Company’s seven divested hospitals. As a result of these efforts, the Company recorded a change in estimate of $21.0 million to reduce the net realizable value of patient accounts receivable, which negatively impacted the provision for bad debts in the consolidated statement of income for the year ended December 31, 2017.

The Company has elected the practical expedient allowed under FASB ASC Topic 606 and does not adjust the promised amount of consideration from patients and third-party payors for the effects of a significant financing component due to the Company’s expectation that the period between the time the service is provided to a patient and the time that the patient or a third-party payor pays for that service will be one year or less. However, the Company does, in certain instances, enter into payment agreements with patients that allow payments in excess of one year. For those cases, the financing component is not deemed to be significant to the contract.

The Company has applied the practical expedient provided by FASB ASC Topic 340 and all incremental customer contract acquisition costs are expensed as incurred, as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.

Concentration of Credit Risk

The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s hospitals and affiliated outpatient facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s markets and non-governmental third-party payors, Medicare receivables are a significant concentration of credit risk. Accounts receivable, net of contractual allowances, from Medicare were $47.6 million and $58.2 million, or 16.6% and 18.0% of total patient accounts receivable as of December 31, 2019 and 2018, respectively. Additionally, the Company believes Illinois Medicaid represents a concentration of credit risk to the Company due to the fiscal problems in the state of Illinois that affect the timing and extent of payments due to providers which, are administered by the state of Illinois under the Medicaid program. The Company’s accounts receivable, net of contractual adjustments, from Illinois Medicaid were $18.3 million and $24.5 million, or 6.4% and 7.6% of total patient accounts receivable as of December 31, 2019 and 2018, respectively.

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in reimbursement rates or delays in reimbursement payments under state supplemental payment or other programs, could also have a similar adverse effect.

The following table provides a summary of the states in which the Company generates more than 5% of its total net patient revenues as determined in each year (dollars in thousands):

	Number of	Year Ended December 31,
	Hospitals at	2019		2018		2017
	December 31, 2019	$ Amount	% of Total	$ Amount	% of Total	$ Amount	% of Total

Illinois	7	$637,978	39.5%	$732,178	40.8%	$755,009	38.2%
Oregon	1	244,590	15.1%	238,336	13.3%	212,842	10.8%
California	1	144,593	9.0%	179,653	10.0%	182,030	9.2%
Kentucky	3	113,422	7.0%	116,466	6.5%	114,568	5.8%

Other Operating Expenses

The following table provides a summary of the major components of other operating expenses (in thousands):

	Year Ended December 31,
	2019	2018	2017

Purchased services	$162,041	$153,155	$168,711
Taxes and insurance	89,149	131,840	131,734
Medical specialist fees	96,726	105,674	111,840
Transition services agreements	29,548	51,190	63,470
Repairs and maintenance	37,261	36,954	41,048
Utilities	21,306	23,660	27,324
Other miscellaneous operating expenses	65,978	72,560	78,936
Total other operating expenses	$502,009	$575,033	$623,063

The Company records costs associated with the transition services agreements and other ancillary agreements with CHS in accordance with the terms of these agreements. These costs are included in “Transition services agreements” in the table above and primarily include the costs of providing patient billing and collections (through September 30, 2019, the date of the Company’s transition from CHS to R1 RCM), information technology and payroll services. See Note 16 — Related Party Transactions for additional information on the transition services agreements with CHS.

See Note 17 — Commitments and Contingencies — Insurance Reserves for additional information related to our insurance reserves and related expenses.

General and Administrative Costs

Substantially all of the Company’s operating costs and expenses are “cost of revenues” items. Operating expenses that could be classified as general and administrative by the Company are costs related to corporate office functions, including, but not limited to tax, treasury, audit, risk management, legal and human resources. These costs are primarily salaries and benefits expenses associated with these corporate office functions. General and administrative costs of the Company were $45.8 million, $65.9 million and $52.7 million during the years ended December 31, 2019, 2018 and 2017, respectively. General and administrative costs of the Company include executive severance costs at the corporate office of $1.3 million, $7.8 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Electronic Health Records Incentives

Pursuant to the Health Information Technology for Economic and Clinical Health Act (“HITECH”), the Company receives incentive payments under the Medicare and Medicaid programs for its eligible hospitals and physician clinics that demonstrate meaningful use of certified Electronic Health Records (“EHR”) technology. EHR incentive payments are subject to audit and potential recoupment if it is determined that the applicable meaningful use standards were not met. EHR incentive payments are also subject to retrospective adjustment because the cost report data upon which the incentive payments are based is further subject to audit. The Company utilizes a gain contingency model to recognize EHR incentive payments as a part of operating costs and expenses in the consolidated statements of income. The Company recognized EHR incentives of $(0.6) million, $1.0 million and $4.7 million for the

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

years ended December 31, 2019, 2018 and 2017, respectively, which were recorded as a reduction (increase) to operating expenses in the Company’s consolidated statements of income. The Company’s eligible hospital incentive payments have ended as of December 31, 2019. The Company’s eligible physician clinic incentive payments will continue to decline and will end by December 31, 2021.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs in the Company’s consolidated statements of income primarily include legal costs and related settlements, if any, associated with arbitration, regulatory claims, government investigations into reimbursement payments, strategic initiatives and other litigation matters.

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

Property and Equipment

Purchases of property and equipment are recorded at cost. Property and equipment acquired in a business combination are recorded at estimated fair value. Routine maintenance and repairs are expensed as incurred. Expenditures that increase capacities or extend useful lives are capitalized. The Company capitalizes interest related to financing of major capital additions with the respective

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

asset. Depreciation is recognized using the straight-line method over the estimated useful life of an asset. The Company depreciates land improvements over 3 to 20 years, buildings and improvements over 5 to 40 years, and equipment and fixtures over 3 to 18 years. The Company also leases certain facilities and equipment under finance lease obligations. These assets are amortized on a straight-line basis over the lesser of the lease term or the remaining useful life of the asset. Property and equipment assets that are held for sale are not depreciated.

Leases

In February 2016, the FASB issued a new accounting standard, ASC Topic 842, related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most significant among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company adopted ASC Topic 842 effective January 1, 2019 using the modified retrospective transition approach as of the period of adoption. The Company’s financial statements prior to January 1, 2019 were not modified for the application of the new lease standard. Upon adoption of ASC Topic 842, the Company recognized $93.7 million of ROU assets and $95.6 million of lease liabilities associated with operating leases. The accounting for capital leases remained substantially unchanged. In addition, the Company recognized a $0.7 million cumulative effect adjustment that increased accumulated deficit in the consolidated balance sheet at January 1, 2019.

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

Goodwill

The Company’s hospital operations and QHR’s management advisory and healthcare consulting services operations meet the criteria for classification as separate reporting units for goodwill. Goodwill was initially determined for QHC’s hospital operations reporting unit based on a relative fair value approach as of September 30, 2013 (CHS’ goodwill impairment testing date). Additional goodwill was allocated on a similar basis for four hospitals acquired by CHS in 2014 that were included in the group of hospitals spun-off to QHC. For the QHR reporting unit, goodwill was allocated based on the amount recorded by CHS at the time of its acquisition in 2007. All subsequent goodwill generated from hospital, physician practice or other ancillary business acquisitions is recorded at fair value at the time of acquisition. The Company’s goodwill is tested for impairment at least annually.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Cloud Computing Costs

The Company is in the process of transitioning its information technology services from the IT TSA with CHS. As such, the Company has entered into various cloud computing arrangements related to the Company’s information technology infrastructure, such as financial reporting and budgeting, payroll, compliance and revenue management services. The Company capitalizes certain costs associated with cloud computing arrangements, including, among other items, employee compensation and related benefits and third party consulting costs that are part of the application development stage. These costs are included in other long-term assets on the consolidated balance sheet and are expensed into other operating expenses over the period of the hosting service contract which is generally 5 years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. As of December 31, 2019, the Company has capitalized $5.8 million of costs related to the implementation of cloud computing arrangements.

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

See Note 2 — Impairment of Long-Lived Assets and Goodwill for additional information related to impairment recorded in the consolidated statements of income for the years ended December 31, 2019, 2018 and 2017.

Other Long-Term Assets

Other long-term assets consist of the long-term portion of the receivables from CHS related to professional and general liability and workers’ compensation liability insurance reserves that were indemnified by CHS in connection with the Spin-off, as well as deferred compensation plan assets, cloud computing costs, notes receivable, deposits, investments in unconsolidated subsidiaries and other miscellaneous long-term assets.

Other Current Liabilities

Other current liabilities consists of the current portion of professional and general liability insurance reserves, including the portion indemnified by CHS in connection with the Spin-off, as well as property tax accruals, legal accruals, physician guarantees and other miscellaneous current liabilities.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Self-Insured Employee Health Benefits

The Company is self-insured for substantially all of the medical benefits of its employees. The Company maintains a liability for its current estimate of incurred but not reported employee health claims based on historical claims data provided by third-party administrators. The undiscounted reserve for self-insured employee health benefits was $7.8 million and $10.4 million as of December 31, 2019 and 2018, respectively, and is included in accrued salaries and benefits in the consolidated balance sheets. Expense each period is based on the actual claims received during the period plus the impact of any adjustment to the liability for incurred but not reported employee health claims.

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

Benefit Plans

The Company maintains various benefit plans, including defined contribution plans, deferred compensation plans and a supplemental executive retirement plan, for which certain of the Company’s subsidiaries are the plan sponsors. The rights and obligations of these plans were transferred from CHS to the Company, pursuant to the Separation and Distribution Agreement, which

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

was entered into with CHS in connection with the Spin-off which governed or continue to govern the allocation of employees, assets and liabilities that were transferred to QHC from CHS. Benefits costs are recorded as salaries and benefits expenses in the consolidated statements of income. The cumulative liability for these benefit costs is recorded in other long-term liabilities in the consolidated balance sheets.

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

See Note 15 — Benefit Plans for additional information on the Company’s individual plans.

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

New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to provide guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is accounted for as a service contract. This ASU requires entities to account for such costs consistent with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The ASU is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU No. 2018-15 on January 1, 2019 on a prospective basis. There was no material impact on the Company’s consolidated financial position and results of operations as a result of adoption of ASU No. 2018-15 as of January 1, 2019. As of December 31, 2019, the Company has capitalized $5.8 million of implementation costs related to the implementation of cloud computing arrangements which are included in other long-term assets on the consolidated balance sheet. As the Company’s transitions from the TSAs with CHS, the Company will incur additional material costs associated with cloud computing arrangements.

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In June 2016, the FASB issued ASU No. 2016-13 — Financial Instruments - Credit Losses to update the methodology used to measure current expected credit losses (“CECL”). This ASU applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. This ASU replaces the current incurred loss impairment methodology with a methodology to reflect CECL and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2023. The Company currently does not except ASU No. 2016-13 to have a significant impact on its consolidated results of operations, financial position and related disclosures.

NOTE 2 — IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

Periodically, the Company evaluates the fair value of hospitals held for sale and intended for divestiture and recognizes any impairment as a result of that evaluation.

The following table provides a summary of the components of impairment recognized (in thousands):

	Year Ended December 31,
	2019	2018	2017

Property and equipment	$31,140	$71,038	$41,373
Capitalized software costs	5,190	6,100	3,439
Medicare licenses	—	—	540
Total Long-Lived Assets Impairment	36,330	77,138	45,352
Goodwill	6,490	—	1,929
Total Goodwill and Long-Lived Assets Impairment	$42,820	$77,138	$47,281

NOTE 3 — ACQUISITIONS AND DIVESTITURES

Acquisitions

During the years ended December 31, 2019, 2018 and 2017, the Company acquired operating assets and the related businesses of certain physician practices, clinics and other ancillary businesses that operate within communities served by the Company’s hospitals.

The following table provides a summary of the combined purchase price allocation by year for the Company’s acquisitions (in thousands):

	Year Ended December 31,
	2019	2018	2017

Current assets	$—	$—	$142
Property and equipment	124	44	695
Goodwill	441	77	1,211
Liabilities	—	—	(128)
Total consideration paid	$565	$121	$1,920

The table above includes adjustments to estimated amounts recognized, if any, that were recorded by the Company within the measurement period from the date of the respective acquisition.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Divestitures

Watsonville Community Hospital

On September 30, 2019, the Company sold 106-bed Watsonville Community Hospital and its affiliated entities (“Watsonville”), located in Watsonville, California, for proceeds of $45.7 million. Total proceeds include a $5.0 million note receivable which is included in other long-term assets on the consolidated balance sheet. For the years ended December 31, 2019, 2018 and 2017, the Company’s operating results included pre-tax income (losses) of $(13.5) million, $0.4 million and $1.3 million, respectively, related to Watsonville. In addition to the above, the Company recorded a $1.9 million loss on sale of Watsonville for the year ended December 31, 2019.

MetroSouth Medical Center

On September 30, 2019, the Company ceased operations at 314-bed MetroSouth Medical Center and its affiliated entities (“MetroSouth”), located in Blue Island, Illinois. For the years ended December 31, 2019, 2018 and 2017, the Company’s operating results included pre-tax losses of $38.9 million, $8.4 million and $2.6 million, respectively, related to MetroSouth. Included in the pre-tax loss for the year ended December 31, 2019 was $24.9 million of closure costs related to the closure of MetroSouth. These costs include $7.2 million of non-cash losses associated with the disposal or write down of assets that have no future value to the Company, $6.3 million of severance and salary continuation costs and $11.4 million of other costs and fees related to the termination of contracts and other miscellaneous costs. In addition, beyond 2019, the Company is obligated to maintain patient health records for approximately 25 years with an estimated annual cost of $0.2 million and may incur additional costs to maintain the existing facilities until such time the facility is sold with an estimated annual cost of $2.2 million.

Scenic Mountain Medical Center

On April 12, 2019, the Company sold 146-bed Scenic Mountain Medical Center and its affiliated entities (“Scenic Mountain”), located in Big Spring, Texas, for proceeds of $11.7 million. For the years ended December 31, 2019, 2018 and 2017, the Company’s operating results included pre-tax losses of $7.5 million, $2.9 million and $0.7 million, respectively, related to Scenic Mountain. In addition to the above, the Company recorded a $1.1 million loss on sale of Scenic Mountain for the year ended December 31, 2019, which included a write-off of allocated goodwill of $3.3 million.

NOTE 4 — PROPERTY AND EQUIPMENT

The following table provides a summary of the components of property and equipment (in thousands):

	December 31,
	2019	2018

Property and equipment, at cost:
Land and improvements	$41,855	$49,637
Building and improvements	639,538	723,345
Equipment and fixtures	441,950	498,139
Construction in progress	16,812	16,208
Total property and equipment, at cost	1,140,155	1,287,329
Less: Accumulated depreciation and amortization	(648,139)	(727,891)
Total property and equipment, net	$492,016	$559,438

Depreciation expense was $42.1 million, $49.3 million and $58.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 5 — Goodwill and Intangible Assets for information on amortization expense recorded for property and equipment held under finance lease obligations. See Note 9 — Leases for information on ROU assets held under finance lease obligations.

Purchases of property and equipment accrued in accounts payable were $8.7 million and $4.9 million as of December 31, 2019 and 2018, respectively.

See Note 2 — Impairment of Long-Lived Assets and Goodwill for information on impairment related to property and equipment recorded in the consolidated statements of income for the years ended December 31, 2019, 2018 and 2017.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table provides a summary of the changes in goodwill (in thousands):

	December 31,
	2019	2018

Balance at beginning of period	$401,073	$409,229
Acquisitions	441	77
Divestitures	(3,300)	(9,826)
Reclass (to) from held for sale	—	1,593
Impairment	(6,490)	—
Balance at end of period	$391,724	$401,073

Goodwill related to the hospital operations reporting unit was $358.4 million and $367.8 million as of December 31, 2019 and December 31, 2018, respectively. Goodwill related to the hospital management advisory and healthcare consulting services reporting unit was $33.3 million at both December 31, 2019 and December 31, 2018. Total accumulated goodwill impairment losses were $133.5 million and $126.9 million as of December 31, 2019 and 2018, respectively.

See Note 2 — Impairment of Long-Lived Assets and Goodwill for additional information on impairment to goodwill recorded by the Company during the years ended December 31, 2019, 2018 and 2017.

Intangible Assets

The following table provides a summary of the components of intangible assets (in thousands):

	December 31, 2019
		Accumulated	Net Book
	Cost	Amortization	Value

Finite-lived intangible assets:
Capitalized software costs	$143,985	$(106,478)	$37,507
Physician guarantee contracts	3,261	(1,593)	1,668
Other finite-lived intangible assets	43,212	(38,366)	4,846
Total finite-lived intangible assets, net	190,458	(146,437)	44,021
Indefinite-lives intangible assets:
Tradenames	4,000	—	4,000
Licenses and other indefinite-lived intangible assets	1,134	—	1,134
Total indefinite-lived intangible assets	5,134	—	5,134
Total intangible assets	$195,592	$(146,437)	$49,155

	December 31, 2018
		Accumulated	Net Book
	Cost	Amortization	Value

Finite-lived intangible assets:
Capitalized software costs	$145,795	$(111,658)	$34,137
Physician guarantee contracts	5,008	(2,679)	2,329
Other finite-lived intangible assets	43,221	(36,512)	6,709
Total finite-lived intangible assets, net	194,024	(150,849)	43,175
Indefinite-lives intangible assets:
Tradenames	4,000	—	4,000
Licenses and other indefinite-lived intangible assets	1,114	—	1,114
Total indefinite-lived intangible assets	5,114	—	5,114
Total intangible assets	$199,138	$(150,849)	$48,289

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the years ended December 31, 2019 and 2018, the Company recorded $5.2 million and $6.1 million, respectively, of impairment related to capitalized software costs. See Note 2 — Impairment of Long-Lived Assets and Goodwill for additional information on these impairment charges.

As of December 31, 2019, the Company had $13.6 million of capitalized software costs that are currently in the development stage. Amortization of these costs will begin once the software projects are complete and ready for their intended use. See Note 17 — Commitments and Contingencies — Commitments Related to Information Technology for additional information on certain capitalized software costs related to the Company’s transition of its information technology infrastructure.

Amortization Expense

The following table provides a summary of the components of amortization expense (in thousands):

	Year Ended December 31,
	2019	2018	2017

Amortization of finite-lived intangible assets:
Capitalized software costs	$8,945	$10,991	$15,879
Physician guarantee contracts	1,684	2,391	2,032
Other finite-lived intangible assets	1,888	2,029	2,594
Total amortization expense related to finite-lived intangible assets	12,517	15,411	20,505
Amortization of leasehold improvements and property and equipment assets held under finance lease obligations	2,999	3,301	3,038
Total amortization expense	$15,516	$18,712	$23,543

As of December 31, 2019, the weighted-average remaining amortization period of the Company’s intangible assets subject to amortization, except for capitalized software costs and physician guarantee contracts, was approximately 2.6 years.

The following table provides a summary of estimated future amortization expense for the next five years and thereafter related to intangible assets (in thousands):

2020	$18,699
2021	15,911
2022	8,880
2023	270
2024	84
Thereafter	177
Total estimated future amortization expense	$44,021

NOTE 6 — LONG-TERM DEBT

The following table provides a summary of the components of long-term debt (in thousands):

	December 31,
	2019	2018

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$22,000	$—
Term Loan Facility, maturing 2022	738,336	790,751
ABL Credit Facility, maturing 2021	75,000	14,000
Senior Notes, maturing 2023	400,000	400,000
Unamortized debt issuance costs and discounts	(25,543)	(35,537)
Finance lease obligations	22,261	23,386
Other debt	419	874
Total debt	1,232,473	1,193,474
Less: Current maturities of long-term debt	(1,211,485)	(1,697)
Total long-term debt	$20,988	$1,191,777

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As discussed below, the Company defaulted on the performance of its covenants under the CS Agreement and the indenture governing the Company’s Senior Notes. As such, all outstanding debt as of December 31, 2019 related to the Revolving Credit Facility, the Term Loan Facility, the ABL Credit Facility, and the Senior Notes has been classified as current maturities of long-term debt in the accompanying consolidated financial statements.

DIP Facility

In connection with the Chapter 11 Cases, the Debtors have filed motions with the Bankruptcy Court seeking approval of a debtor-in-possession financing arrangement on an interim and final basis (the “DIP Facility”). The closing and initial funding of the DIP Facility will occur after the Bankruptcy Court enters an interim order approving debtor-in-possession financing. The Company will only be permitted to draw a maximum principal amount of $30 million under the DIP Facility until the Bankruptcy Court enters a final order approving the debtor-in-possession financing. After the Bankruptcy Court enters the final order, the Company may draw up to a maximum principal amount of $60 million under the DIP Facility, and thereafter may draw the remaining portion of the loan commitments not drawn subject to the consent of the required lenders under the DIP Facility or if needed under the budget.

The lenders under the DIP Facility will make available to the Company loans in the aggregate principal amount of $100 million and such loans will bear interest at a rate per annum equal to the adjusted LIBO rate used for the Senior Credit Facility, plus 10.00%. Upon the occurrence of an event of default, the lenders under the DIP Facility are permitted to charge a default rate of interest equal to 2.00% above the rate otherwise applicable. The DIP Facility will include customary representations and warranties, covenants and events of default, including, among others, covenants requiring the Debtors to deliver a budget to the lenders under the DIP Facility and operate in accordance with an approved form of such budget. The Debtors intend to use the DIP facility to fund certain expenses in the Chapter 11 Cases and the ongoing operations of their businesses during the Chapter 11 Cases. Subject to a specified carve-out amount for certain administrative, legal, and court fees payable in connection with the Chapter 11 Cases, the claims arising under the DIP Facility will (i) be entitled to joint and several superpriority claim status in the Chapter 11 Cases, and (ii) be secured by a perfected first priority lien on (x) the amounts deposited in a segregated deposit account for advances under the DIP Facility and (y) subject to a final order, avoidance actions and the proceeds thereof. The claims arising under the DIP Facility also will be secured by a perfected junior lien on all of the assets encumbered by the Senior Credit Facility. The current guarantors under the Senior Credit Facility will guarantee the obligations of the Company under the DIP Facility.

The DIP Facility will mature upon the earlier to occur of (i) six month from the closing date of the DIP Facility, (ii) the acceleration of the loans and commitments outstanding under the DIP Facility, and (iii) the effective date of the Plan.

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

After giving effect to the CS Amendment and the CS Second Amendment, the maximum Secured Net Leverage Ratio permitted under the CS Agreement, as determined based on 12 month trailing Consolidated EBITDA measured as of the last day of each fiscal quarter as defined in the CS Agreement follows:

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

Prior to the CS Amendment, interest under the Term Loan Facility accrued, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%. Following the CS Amendment, interest under the Term Loan Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. The effective interest rate on the Term Loan Facility was 9.14% as of December 31, 2019. Interest on outstanding borrowings under the Revolving Credit Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS Amendment and the CS Second Amendment. The effective interest rate on the Revolving Credit Facility was 6.53% as of December 31, 2019.

Borrowings from the Revolving Credit Facility are used for working capital and general corporate purposes. As of December 31, 2019, the Company had $22.0 million of borrowings outstanding on the Revolving Credit Facility and had $15.2 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation liability insurance as security for the payment of claims. As of December 31, 2019, the Company had borrowing capacity under its Revolving Credit Facility of $25.3 million subject to the restraint of the overall borrowing capacity calculated by the Secured Net Leverage Ratio.

The Company has defaulted on the performance of its covenants under the CS Agreement. The Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on April 7, 2020, which constituted an event of default (the “Bankruptcy Event of Default”). In addition, the Company’s Secured Net Leverage Ratio exceeded 5.00 to 1.00 as of December 31, 2019, which constituted an event of default under the CS Agreement (the “Ratio Event of Default”). Moreover, based on the Bankruptcy Default and Ratio Event of Default, our management concluded there is substantial doubt regarding the Company’s ability to continue as a going concern within one year from the issuance of our consolidated financial statements. As a result, the Company received a going concern qualification in connection with the external audit report of these consolidated financial statements, which also constituted a default under the CS Agreement (the “Going Concern Default”). The CS Agreement also requires the Company to deliver to Credit Suisse its consolidated audited financial statements within ninety days of the end of the 2019 fiscal year. The Company failed to satisfy this covenant on March 30, 2020, which constitutes a default under the CS Agreement (the “FS Delivery Default”). The Going Concern Default and FS Delivery Default will mature into events of default after notice to the Company from the administrative agent and the lapse of a thirty-day cure period.

The CS Agreement allows the lenders thereunder to accelerate the outstanding indebtedness and foreclose on the collateral subject to liens after the occurrence of an event of default, such as the Bankruptcy Event of Default and Ratio Event of Default. However, the lenders are automatically stayed from enforcing their remedies under the CS Agreement as of the date of the Company’s bankruptcy petition pursuant to the provisions of the Bankruptcy Code.

ABL Credit Facility

In connection with the Spin-off, on April 29, 2016, the Company entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among the Company, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. On April 11, 2017, we executed an amendment to the

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

UBS Agreement with its lender party thereto, which aligned the provisions of the UBS Agreement with the CS Amendment. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). The available borrowings from the ABL Credit Facility, which are based on eligible patient accounts receivable, are used for working capital and general corporate purposes. As of December 31, 2019, the Company had $75.0 million of borrowings outstanding on the ABL Credit Facility and borrowing capacity of $36.0 million subject to the restraint of the overall borrowing capacity calculated by the Secured Net Leverage Ratio.

The ABL Credit Facility has a maturity date of April 29, 2021, subject to customary acceleration events and repayment, extension or refinancing. Interest on outstanding borrowings under the ABL Credit Facility accrues, at the option of the Company, at a base rate or LIBOR, subject to statutory reserves and a floor of 0%, except that all swingline borrowings will accrue interest based on the base rate, plus an applicable margin determined by the average excess availability under the ABL Credit Facility for the fiscal quarter immediately preceding the date of determination. The applicable margin ranges from 1.75% to 2.25% for LIBOR advances and from 0.75% to 1.25% for base rate advances. The effective interest rate on the ABL Credit Facility was 5.53% as of December 31, 2019.

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

The Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on April 7, 2020. The Company’s filing of the bankruptcy petition constituted an event of default under the UBS Agreement. The UBS Agreement allows the lenders thereunder to accelerate the outstanding indebtedness after the occurrence of an event of default. However, the lenders are automatically stayed from enforcing their remedies under the UBS Agreement as of the date of the Company’s bankruptcy petition pursuant to the provisions of the Bankruptcy Code.

The Company also failed to satisfy its affirmative covenant under the UBS Agreement to deliver to UBS audited consolidated financial statements within 90 days of the end of the 2019 fiscal year. The failure to timely deliver the audited consolidated financial statements of the Company constituted a default under the UBS Agreement. In addition, the Company’s receipt of a going concern qualification in connection with the external audit report of these consolidated financial statements also constituted a default under the UBS Agreement.

Credit Agreement Covenants

In addition to the specific covenants described above, the Credit Agreements contain customary negative covenants which limit the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments, transfer assets, merge or acquire assets, and make restricted payments, including dividends, distributions and specified payments on other indebtedness. They include customary events of default, including payment defaults, material breaches of representations and warranties, covenant defaults, default on other material indebtedness, customary Employee Retirement Income Security Act (“ERISA”) events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Agreements also requires the Company to deliver audited annual financial statements accompanied by an opinion of the Company’s accountants (which opinion is required to be without a “going concern” qualification). The Credit Agreements also contain customary affirmative covenants and representations and warranties.

Senior Notes

On April 22, 2016, QHC issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations of the Company guaranteed on a senior basis by certain of the Company’s subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months. The effective interest rate on the Senior Notes was 12.49% as of December 31, 2019.

The Indenture contains covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other restricted payments, make certain investments, create or incur certain liens, sell assets and subsidiary stock, transfer all or substantially all of its assets or enter into merger or consolidation transactions. The Company defaulted on its obligations under the Indenture when it filed a voluntary petition for bankruptcy relief

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

under Chapter 11 of the Bankruptcy Code on April 7, 2020. The Company’s default allows the trustee to accelerate payment of the Senior Notes; however, the Bankruptcy Code imposes an automatic stay which prevents the lender’s enforcement of this remedy while the Chapter 11 Cases are pending.

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

The following table provides a summary of the redemption periods and prices related to the Senior Notes:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

The following table provides a summary of unamortized debt issuance costs and discounts (in thousands):

	December 31,
	2019	2018

Debt issuance costs	$34,533	$34,533
Debt discounts	24,536	24,536
Total debt issuance costs and discounts at origination	59,069	59,069
Less: Amortization of debt issuance costs and discounts	(33,526)	(23,532)
Total unamortized debt issuance costs and discounts	$25,543	$35,537

Finance Lease Obligations and Other Debt

The Company’s debt arising from finance lease obligations primarily relates to its corporate office in Brentwood, Tennessee. As of December 31, 2019 and 2018, this finance lease obligation was $16.3 million and $17.2 million, respectively. The remainder of the Company’s finance lease obligations relate to property and equipment at its hospitals and corporate office. Other debt consists of physician loans and miscellaneous notes payable to banks.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Debt Maturities

The following table provides a summary of debt maturities for each of the next five years and thereafter (in thousands):

2020	$1,237,028
2021	1,632
2022	1,453
2023	1,348
2024	1,455
Thereafter	15,100
Total debt, excluding unamortized debt issuance costs and discounts	$1,258,016

Interest Expense, Net

The following table provides a summary of the components of interest expense, net (in thousands):

	Year Ended December 31,
	2019	2018	2017

Senior Credit Facility:
Revolving Credit Facility	$549	$267	$528
Term Loan Facility	71,270	71,538	66,111
ABL Credit Facility	2,467	1,432	1,854
Senior Notes	46,504	46,491	46,516
Amortization of debt issuance costs and discounts	9,994	9,666	8,949
All other interest expense (income), net	1,576	(1,264)	(1,881)
Total interest expense, net	$132,360	$128,130	$122,077

NOTE 7 — OTHER LONG-TERM ASSETS AND OTHER LONG-TERM LIABILITIES

The following table provides a summary of the major components of other long-term assets (in thousands):

	December 31,
	2019	2018

Receivable for professional and general liability insurance reserves indemnified by CHS	$22,364	$34,535
Assets of deferred compensation plan	15,907	14,980
Receivable for workers' compensation liability insurance reserves indemnified by CHS	10,021	12,118
Cloud computing implementation costs	5,786	—
Notes receivable	4,854	501
Other miscellaneous long-term assets	16,680	12,172
Total other long-term assets	$75,612	$74,306

The following table provides a summary of the major components of other long-term liabilities (in thousands):

	December 31,
	2019	2018

Professional and general liability insurance reserves	$48,703	$82,828
Workers' compensation liability insurance reserves	14,148	16,819
Benefit plan liabilities	21,668	22,712
Software license liabilities	6,092	—
Other miscellaneous long-term liabilities	2,924	4,140
Total other long-term liabilities	$93,535	$126,499

See Note 17 — Commitments and Contingencies for additional information about the Company’s insurance reserves and Note 15 — Benefit Plans for additional information about the Company’s benefit plan liabilities.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s cash and cash equivalents, patient accounts receivable, amounts due from and due to third-party payors, restricted cash and accounts payable approximate their fair values due to the short-term maturity of these financial instruments.

The Company recorded impairment related to long-lived assets and goodwill during the years ended December 31, 2019, 2018 and 2017. See Note 2 — Impairment of Long-Lived Assets and Goodwill for additional information on these impairments. The assessment of fair value was based on Level 3 inputs, as the valuation methodologies used to determine impairment were based on internal projections and unobservable inputs. The portion of the impairment related to hospital assets held for sale was determined based on Level 2 inputs, as the valuation methodologies used to determine impairment considered letters of intent received on these hospitals.

The following table provides a summary of the carrying values and estimated fair values of the Company’s long-term debt (in thousands):

	December 31,
	2019		2018
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Revolving Credit Facility	$22,000	$22,000	$—	$—
Term Loan Facility	738,336	727,726	790,751	784,821
ABL Credit Facility	75,000	75,000	14,000	14,000
Senior Notes	400,000	339,256	400,000	382,984
Other debt	22,680	22,680	24,260	24,260
Total long-term debt, excluding debt issuance costs and discounts	$1,258,016	$1,186,662	$1,229,011	$1,206,065

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

NOTE 9 — LEASES

The Company has operating and finance leases for its corporate office, certain of its hospitals, medical office buildings, medical equipment and office equipment.

The following table provides a summary of the components of lease costs and rent (in thousands):

Year Ended
December 31, 2019

Operating lease costs:
Operating lease cost	$33,886
Variable lease cost	2,516
Short-term rent expense	7,919
Total operating lease costs	$44,321

Finance lease costs:
Amortization of right-of-use assets	$1,556
Interest on lease liabilities	1,514
Total finance lease costs	$3,070

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides supplemental balance sheet information related to finance leases (in thousands):

	Balance Sheet Classification	December 31, 2019

Finance Leases:
Finance lease ROU assets	Property and equipment	$29,399
Accumulated amortization	Accumulated depreciation and amortization	7,273
Current finance lease liabilities	Current maturities of long-term debt	1,415
Long-term finance lease liabilities	Long-term debt	20,846

The following table provides supplemental cash flow information related to leases (in thousands):

Year Ended
December 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,884
Operating cash flows from finance leases	1,316
Financing cash flows from finance leases	1,395

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,543
Finance leases	271

The following table provides the weighted-average lease terms and discount rates used for the Company’s operating and finance leases:

December 31, 2019

Weighted-average remaining lease term (years):
Operating leases	5.1
Finance leases	7.2

Weighted-average discount rate:
Operating leases	10.3%
Finance leases	6.2%

The following table provides a summary of lease liability maturities for the next five years and thereafter (in thousands):

	Operating	Finance
	Leases	Leases

2020	$29,090	$2,664
2021	21,756	2,670
2022	13,522	2,367
2023	8,161	2,055
2024	6,050	2,082
Thereafter	19,053	16,584
Total lease payments	97,632	28,422
Less: Imputed interest	(22,525)	(6,161)
Total lease obligations	75,107	22,261
Less: Current portion	(22,506)	(1,415)
Total long-term lease obligations	$52,601	$20,846

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As previously disclosed in the Company’s 2018 Annual Report on Form 10-K, which followed the lease accounting standard prior to the adoption of ASC Topic 842 (ASC Topic 840), future commitments related to non-cancellable operating and capital leases for each of the next five years and thereafter as of December 31, 2018 were as follows (in thousands):

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

NOTE 10 — EQUITY

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock, par value of $0.0001 per share. Shares of preferred stock, none of which were outstanding as of December 31, 2019 and 2018, may be issued in one or more series having such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors, subject to limitations prescribed by Delaware law and by the Company’s amended and restated certificate of incorporation.

Common Stock

The Company has authorized 300,000,000 shares of common stock, par value of $0.0001 per share. As of December 31, 2019 and 2018, the Company had 32,871,019 shares and 31,521,398 shares, respectively, of common stock issued and outstanding. Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters for which stockholders may vote. Holders of the Company’s common stock do not have cumulative voting rights in the election of directors. There are no preemptive rights, conversion, redemption or sinking fund provisions applicable to the common stock. In the event of liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in the assets available for distribution. Delaware law prohibits the Company from paying any dividends unless it has capital surplus or net profits available for this purpose. In addition, the Company’s Credit Agreements and the Indenture impose restrictions on its ability to pay dividends.

Additional Paid-in Capital

In connection with the Spin-off, the Company issued common stock, as described above, to CHS stockholders. In addition, pursuant to the Separation and Distribution Agreement, CHS contributed capital of $530.6 million, in lieu of a cash settlement payment, related to the remaining intercompany indebtedness with CHS and the Parent’s equity attributable to CHS. See Note 1 — Basis of Presentation and Significant Accounting Policies for additional information related to the Spin-off.

Accumulated Deficit

Accumulated deficit of the Company, as shown in the consolidated balance sheets as of December 31, 2019 and 2018, represents the Company’s cumulative net losses since the Spin-off and the impact of the adoption of ASC Topic 842.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 — INCOME TAXES

The Company and its subsidiaries are subject to U.S. federal income tax and income taxes of multiple state and local jurisdictions. The Company provides for income taxes based on enacted tax laws and tax rates in jurisdictions in which it conducts its operations.

The following table provides a summary of the components of the provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2019	2018	2017

Current:
Federal	$—	$—	$—
State	341	433	271
Total provision for (benefit from) current income taxes	341	433	271
Deferred:
Federal	(134)	(1,340)	(22,540)
State	959	60	404
Total provision for (benefit from) deferred income taxes	825	(1,280)	(22,136)
Total provision for (benefit from) income taxes	$1,166	$(847)	$(21,865)

On December 22, 2017, the Tax Act was signed into law, resulting in significant changes from previous law. The most notable change was a reduction of the U.S. corporate income tax rate from 35% to 21% for corporations effective January 1, 2018. The Tax Act also provides for other changes which include limitations on the deductibility of interest expense, an increased limitation on the deductibility of executive compensation, and acceleration of depreciation for certain assets placed in service after September 27, 2017. As permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, the Company recorded provisional estimates in its 2017 financial statements for the effects of the Tax Act. The Company recorded a total income tax benefit of $24.0 million as of December 31, 2017 for the estimated impact of the Tax Act using current available information and technical guidance on the interpretations of the Tax Act. The total tax benefit of $24.0 million was comprised of a tax benefit of $10.9 million from the reduction of the Company’s net deferred tax liabilities measured at the new 21% tax rate, and a $13.1 million tax benefit for the reduction in valuation allowance attributable to the net realizability of deferred tax assets. The Company completed its analysis of the Tax Act during 2018 and included its effects in the consolidated financial statements. Adjustments made during 2018 for the finalization of our analysis were not material to the Company’s consolidated financial statements.

One key aspect of the Tax Act that impacts the Company is the limitation on the deductibility of interest expense. The Tax Act provides that net interest expense is limited to 30% of Adjusted Taxable Income (“ATI”). ATI is defined as taxable income computed without regard to deductions for (1) business interest expense and income, (2) net operating losses allowable under Internal Revenue Code Section 172, and (3) depreciation, amortization, or depletion (for years beginning before January 1, 2022). The Company calculated excess interest expense of $94.2 million for 2018 and an estimated excess interest expense of approximately $99.6 million for 2019 for a total carryforward of $193.8 million which may be carried forward for an indefinite number of years.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reconciles the provision for (benefit from) income taxes utilizing the statutory federal income tax rate to the Company’s effective income tax rate (dollars in thousands):

	Year Ended December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%

Provision for (benefit from) income taxes at statutory federal tax rate	$(33,757)	21.0%	$(41,807)	21.0%	$(46,978)	35.0%
State income taxes, net of federal income tax benefit	(5,018)	3.1%	(11,993)	6.0%	(6,137)	4.6%
Net (income) loss attributable to noncontrolling interests	(422)	0.3%	(423)	0.2%	(641)	0.5%
Non-deductible goodwill and Spin-off costs	2,056	(1.3)%	151	(0.1)%	535	(0.4)%
Compensation limited under IRC Section 162(m)	113	(0.1)%	1,887	(0.9)%	—	—%
Other deferred compensation	(5,010)	3.1%	—	—%	—	—%
Other permanent items	207	(0.1)%	306	(0.2)%	—	—%
Tax credits	(642)	0.4%	(275)	0.1%	—	—%
Change in valuation allowance	45,085	(28.0)%	52,206	(26.2)%	53,470	(39.8)%
Change in rate due to Tax Act	—	—%	—	—%	(10,934)	8.1%
Change in valuation allowance due to Tax Act	—	—%	(845)	0.4%	(13,121)	9.8%
All other items	(1,446)	0.9%	(54)	0.1%	1,941	(1.5)%
Total provision for (benefit from) income taxes and effective tax rate	$1,166	(0.7)%	$(847)	0.4%	$(21,865)	16.3%

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement carrying values and tax bases of the Company’s assets and liabilities under the provisions of the enacted tax laws.

The following table provides a summary of the components of deferred income tax assets and liabilities (in thousands):

	December 31,
	2019		2018
	Assets	Liabilities	Assets	Liabilities

Net operating loss and credit carryforwards	$112,717	$—	$110,635	$—
Property and equipment	8,602	—	—	888
Prepaid expenses	—	611	—	1,596
Goodwill and intangible assets	—	19,610	—	18,700
Investments in unconsolidated affiliates	—	221	162	—
Accounts receivable	7,883	—	4,667	—
Accrued compensation and recruiting accruals	5,814	268	8,892	519
Other accruals	375	—	87	—
Deferred compensation	13,886	—	8,066	—
Debt issuance costs	—	3,453	—	5,078
Other investments	—	1,703	—	—
Leases	27,694	20,852	—	—
Interest limitation	60,524	—	29,334	—
Insurance and settlement reserves	13,969	—	25,482	—
Total deferred income tax assets and liabilities, before valuation allowance	251,464	46,718	187,325	26,781
Valuation allowance	(212,429)	—	(167,280)	—
Total deferred income tax assets and liabilities	$39,035	$46,718	$20,045	$26,781
Total deferred income tax liabilities, net		$7,683		$6,736

As of December 31, 2019, the Company had federal net operating loss carryforwards of approximately $267.6 million, $166.1 million which will begin expiring in 2036 and $101.5 million of which has an indefinite life. The Company also had state net operating loss carryforwards of approximately $754 million, which generally expire from 2020 to 2039. In addition, the Company has $1.2 million of Work Opportunity Tax Credit carryforwards, $0.1 million of refundable alternative minimum tax credit carryforwards and $1.1 million of California Enterprise Zone credits. The Company has concluded that it is not more likely than not that it will

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

realize the benefit of its deferred tax assets, and as a result, has recognized a valuation allowance of $212.4 million. With respect to the deferred tax liabilities pertaining to goodwill and intangible assets, as included in the table above, goodwill purchased in connection with certain business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill. As the Company does not expect to realize its state deferred tax assets, it has not recognized the corresponding federal tax benefit, and as such, the amounts presented above for the years ended December 31, 2019 and 2018 do not include the federal tax benefit.

In prior years, the Company concluded that it is not more likely than not that it will realize the benefits of its deferred tax assets. The Company’s valuation allowance increased $45.1 million during the year ended December 31, 2019 from $167.3 million to $212.4 million. This change in valuation allowance was comprised of a $45.0 million increase in the valuation allowance that ran through income tax expense and a $0.1 million increase in the valuation allowance that impacted other comprehensive income.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records tax benefits for all tax years subject to examination based on management’s evaluation of the facts, circumstances, and information available at the reporting date. The Company is not aware of any unrecognized tax benefits; and therefore has not recorded any such amounts for the years ended December 31, 2019, 2018 and 2017.

NOTE 12 — EARNINGS PER SHARE

The following table provides a summary of the computation of basic and diluted earnings (loss) per share (in thousands, except earnings per share and shares):

	Year Ended December 31,
	2019	2018	2017

Numerator:
Net income (loss)	$(161,916)	$(198,234)	$(112,357)
Less: Net income (loss) attributable to noncontrolling interests	2,011	2,014	1,833
Net income (loss) attributable to Quorum Health Corporation	$(163,927)	$(200,248)	$(114,190)
Denominator:
Weighted-average shares outstanding - basic and diluted	29,955,140	28,976,122	28,113,566

Earnings (loss) per share attributable to Quorum Health Corporation stockholders - basic and diluted	$(5.47)	$(6.91)	$(4.06)

Due to the net losses attributable to Quorum Health Corporation for the years ended December 31, 2019, 2018 and 2017, no incremental shares were included in diluted earnings (loss) per share for these periods because the net effect of the shares would be anti-dilutive.

NOTE 13 — SEGMENTS

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide a summary of financial information related to the Company’s reportable segments (in thousands):

	Year Ended December 31,
	2019	2018	2017

Net operating revenues:
Hospital operations	$1,626,681	$1,808,741	$1,987,973
QHR operations	59,704	70,871	80,863
All other	3,241	(1,023)	3,334
Total net operating revenues	$1,689,626	$1,878,589	$2,072,170

Adjusted EBITDA:
Hospital operations	$122,556	$157,512	$175,597
QHR operations	17,485	17,681	20,599
All other	(43,806)	(48,798)	(54,351)
Total Adjusted EBITDA	$96,235	$126,395	$141,845

	December 31,
	2019	2018

Assets:
Hospital operations	$1,341,773	$1,453,693
QHR operations	52,202	55,823
All other	97,910	64,578
Total assets	$1,491,885	$1,574,094

The following table provides a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable U.S. GAAP financial measure (in thousands):

	Year Ended December 31,
	2019	2018	2017

Net income (loss)	$(161,916)	$(198,234)	$(112,357)
Interest expense, net	132,360	128,130	122,077
Provision for (benefit from) income taxes	1,166	(847)	(21,865)
Depreciation and amortization	57,613	67,994	82,155
EBITDA	29,223	(2,957)	70,010
Legal, professional and settlement costs	9,677	11,974	6,001
Impairment of-long-lived assets and goodwill	42,820	77,138	47,281
Loss (gain) on sale of hospitals, net	3,088	9,005	(5,243)
Loss on closure of hospitals, net	24,883	18,673	—
Transition of transition services agreements	10,406	3,207	—
Transaction costs related to spin-off	—	—	253
Headcount reductions and executive severance	3,018	9,355	2,543
Change in actuarial estimates	(26,880)	—	—
Adjustment of accounts receivable to net realizable value	—	—	21,000
Adjusted EBITDA	$96,235	$126,395	$141,845

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table provides a summary of the activity related to unvested QHC restricted stock awards distributed as part of the Spin-off to QHC and CHS employees (in shares):

QHC Awards Distributed in Spin-off

Unvested restricted stock awards at December 31, 2016	673,987
Vested	(238,989)
Forfeited	(168,118)
Unvested restricted stock awards at December 31, 2017	266,880
Vested	(137,319)
Forfeited	(49,211)
Unvested restricted stock awards at December 31, 2018	80,350
Vested	(61,150)
Forfeited	(19,200)
Unvested restricted stock awards at December 31, 2019	—

The following table provides a summary of the activity related to unvested restricted stock awards that were granted to QHC employees subsequent to the Spin-off:

	QHC Awards Granted
	Subsequent to Spin-off
		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	Per Share

Unvested restricted stock awards at December 31, 2016	1,081,005	$12.77
Granted	1,142,571	7.54
Vested	(282,582)	12.77
Forfeited	(161,506)	10.90
Unvested restricted stock awards at December 31, 2017	1,779,488	9.58
Granted	1,616,707	6.10
Vested	(847,573)	9.80
Forfeited	(341,505)	9.01
Unvested restricted stock awards at December 31, 2018	2,207,117	7.04
Granted	1,699,346	1.76
Vested	(897,547)	7.72
Forfeited	(330,525)	8.00
Unvested restricted stock awards at December 31, 2019	2,678,391	$3.34

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the year ended December 31, 2019, the Company granted 125,000 performance-based restricted stock awards to certain of its executive officers. If the performance-based objectives are attained in accordance with the targets set forth in the performance-based restricted stock award agreements, the restrictions on the restricted stock awards will lapse on February 14, 2021. In addition, the Company granted 645,000 time-based restricted stock awards to certain of its executive officers and other employees in which the restrictions will lapse in equal installments on each of the first three anniversaries of February 14, 2019 and 625,000 time-based restricted stock awards to certain of its executive officers and key employees in which the restrictions will lapse in full on December 17, 2020. In addition, the Company granted 304,346 time-based restricted stock or restricted stock unit awards to its non-employee directors in which the restrictions lapsed on February 14, 2020.

During the year ended December 31, 2018, the Company granted 512,500 performance-based restricted stock awards to certain of its executive officers. Approximately 17% of the performance awards were forfeited as the performance criteria was not fully achieved, and vesting restrictions on the remaining awards lapsed on March 9, 2020. In addition, the Company granted 939,167 time-based restricted stock awards to certain of its executive officers and other employees in which the restrictions will lapse in equal installments on each of the first three anniversaries of March 9, 2018. In addition, the Company granted 165,040 time-based restricted stock awards to its non-employee directors in which the restrictions lapsed on March 9, 2019.

During the year ended December 31, 2017, the Company granted 230,000 performance-based restricted stock awards to certain of its executive officers. Approximately 22% of the performance awards were forfeited as the performance criteria was not fully achieved, and vesting restrictions on the remaining awards lapsed on the second anniversary of the grant date. In addition, the Company granted 720,000 time-based restricted stock awards to certain of its executive officers and other employees lapsed in equal installments on each of the first three anniversaries of the grant date. In addition, the Company granted 192,571 time-based restricted stock awards to its non-employee directors in which the restrictions lapsed on February 22, 2018.

During the year ended December 31, 2016, the Company granted 460,000 performance-based restricted stock awards to certain of its executive officers. The performance-based objectives set forth in the performance-based restricted stock award agreement were achieved; therefore, the restrictions on the restricted stock awards lapsed in equal installments on each of the first three anniversaries of the grant date. In addition, the Company granted 551,005 time-based restricted stock awards to certain of its executive officers and other employees of which the restrictions on 445,000 lapsed in equal installments on each of the first three anniversaries of the grant date and the restrictions on 106,005 lapsed in equal installments on the second and third anniversaries of the grant date. In addition, the Company granted 70,000 time-based restricted stock awards to its non-employee directors in which the restrictions lapsed on May 3, 2017.

The following table provides a summary of the components of stock-based compensation expense (in thousands):

	Year Ended December 31,
	2019	2018	2017

Stock-based compensation resulting from the Spin-off	$—	$372	$2,225
Stock-based compensation related to grants following the Spin-off	5,325	10,291	7,727
Total stock-based compensation expense	$5,325	$10,663	$9,952

Stock-based compensation expense is recognized as a component of salaries and benefits expenses in the consolidated statements of income. As of December 31, 2019, the Company had unrecognized stock-based compensation expense of $4.5 million related to restricted stock awards.

NOTE 15 — BENEFIT PLANS

The Company maintains various benefit plans, including defined contribution plans, deferred compensation plans, and a supplemental executive retirement plan, of which certain of the Company’s subsidiaries are the plan sponsors. The rights and obligations of certain of these plans were transferred from CHS in connection with the Spin-off, pursuant to the Separation and Distribution Agreement. The Company maintained a defined benefit plan through September 30, 2019, at which point the plan was transferred as a part of the sale of Watsonville.

Defined Contribution Plans

The Quorum Health Retirement Savings Plan (the “Retirement Savings Plan”) is a defined contribution plan, which was established on January 1, 2016 by CHS in anticipation of the Spin-off. Prior to the Spin-off, the cumulative liability for these benefit costs was recorded in Due to Parent, net. The assets and liabilities under this plan were transferred to QHC in connection with the Spin-off. The Retirement Savings Plan covers the majority of the employees at the Company’s subsidiaries. The Company has other minor defined contribution plans at certain of its hospitals that cover employees under the terms of these individual plans. Total

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

expenses to the Company under all defined contribution plans were $2.5 million, $6.0 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The benefit costs associated with these defined contribution plans are recorded as salaries and benefits expense in the consolidated statements of income.

Deferred Compensation Plans

On August 18, 2016, the Compensation Committee of the Board of Directors adopted the Executive Nonqualified Excess Plan Adoption Agreement (the “Adoption Agreement”) and the Executive Nonqualified Excess Plan Document (the “Plan Document”), that together, the Adoption Agreement names as the QHCCS, LLC Nonqualified Deferred Compensation Plan (the “NQDCP”). The NQDCP is an unfunded, nonqualified deferred compensation plan that provides deferred compensation benefits for a select group of management, highly compensated employees and independent contractors of the Company’s wholly-owned subsidiary, QHCCS, LLC, a Delaware limited liability company (“QHCCS”), including the Company’s named executive officers. The NQDCP permits participants to defer a portion of their annual base salary, service bonus and performance-based compensation, as well as up to 100% of their incentive compensation in any calendar year. In addition to participant deferrals, QHCCS, and/or its affiliates may make discretionary credits to participants’ accounts for any year. As of December 31, 2019, the assets and liabilities under this plan were $15.9 million and $17.2 million, respectively. As of December 31, 2018, the assets and liabilities under this plan were $15.0 million and $16.2 million, respectively. The assets and liabilities under this plan are included in other long-term assets and other long-term liabilities, respectively, in the consolidated balance sheet.

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

On May 24, 2016, the Board approved the Company’s Amended and Restated Supplemental Executive Retirement Plan (the “Amended and Restated SERP”), in order to accrue additional benefits with respect to QHC employees who otherwise qualify as “Participants” under the Amended and Restated SERP. The Amended and Restated SERP is a noncontributory non-qualified deferred compensation plan under Section 409A of the Internal Revenue Code. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for the net periodic benefit costs of the Amended and Restated SERP. The benefit obligations under this plan were unfunded as of December 31, 2019.

The following table provides a summary of the components of net periodic benefit costs (in thousands):

	Year Ended December 31,
	2019	2018	2017

Service cost	$666	$904	$1,347
Interest cost	120	248	299
Amortizations:
Prior service cost (credit)	379	379	396
Net (gain) loss	(212)	(302)	3
Total net periodic benefit cost	$953	$1,229	$2,045

The following table provides a summary of the weighted-average assumptions used by the Company to determine its net periodic benefit costs:

	Year Ended December 31,
	2019	2018	2017

Discount rate	3.9%	3.3%	3.6%
Rate of compensation increase	2.5%	2.0%	2.0%

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of the changes recognized in other comprehensive income (loss) (in thousands):

	December 31,
	2019	2018	2017

Prior service cost (credit)	$—	$—	$—
Net loss (gain) arising during period	587	(2,947)	(146)
Amounts recognized as a component of net periodic benefit cost:
Amortization or curtailment recognition of prior service (cost) credit	(379)	(379)	(396)
Amortization or settlement recognition of net gain (loss)	212	302	(3)
Total recognized in other comprehensive loss (income)	$420	$(3,024)	$(545)

The estimated prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost for the year ended December 31, 2020 is $0.4 million. The estimated actuarial loss that will be amortized or recognized from accumulated other comprehensive income into net periodic benefit cost is minimal.

The following table provides a summary of the changes in the benefit obligation (in thousands):

	December 31,
	2019	2018

Benefit obligation at beginning of period	$3,071	$8,659
Service cost	666	904
Interest cost	120	248
Benefits paid	—	(3,793)
Actuarial (gain) loss	587	(2,947)
Benefit obligation at end of period	$4,444	$3,071

As of December 31, 2019, the long-term portion of the Company’s benefit obligation liability was $4.4 million and there was no current portion of the benefit obligation liability. As of December 31, 2018, the long-term portion of the Company’s benefit obligation liability was $3.1 million and there was no current portion of the benefit obligation liability. The current portion is recognized as a component of accrued salaries and benefits and the long-term portion is recognized as a component of other long-term liabilities in the consolidated balance sheets. The accumulated benefit obligation at December 31, 2019 was $1.4 million.

The following table provides a summary of the weighted-average assumptions used by the Company to determine its benefit obligation:

	December 31,
	2019	2018

Discount rate	3.1%	3.9%
Rate of compensation increase	2.5%	2.0%

The following table provides a summary of the Company’s expected future benefit payments for each of the next five years and the five years thereafter (in thousands):

2020	$—
2021	—
2022	—
2023	—
2024	—
Five years thereafter	1,540
Total expected future benefit payments	$1,540

Director’s Fees Deferral Plan

On September 16, 2016, the Board adopted the Quorum Health Corporation Director’s Fees Deferral Plan (the “Director’s Plan”). Pursuant to the Director’s Plan, members of the Board may elect to defer and accumulate fees and stock units, including retainer fees and fees for attendance at Board meetings and Board committees. Under this plan, a director may elect that all or any specified portion of the director’s fees to be earned during a calendar year be credited to a director’s cash account and/or a director’s stock unit account maintained on the individual director’s behalf in lieu of payment. Payment of amounts credited to a director’s cash account and stock

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

unit account will be made upon a payment commencement event, as defined in the Director’s Plan, in accordance with the payment method elected by each director, either in lump sum or in a number of annual installments, not to exceed 15 installments. The Director’s Plan covers directors of the Board not employed by the Company or any of its subsidiaries. Pursuant to the Director’s Plan, the Company registered and made available for issuance under the Director’s Plan a maximum of 150,000 shares of QHC common stock. On February 14, 2019, the Board adopted the Quorum Health Corporation Amended and Restated Director’s Fees Deferral Plan to allow directors to defer and accumulate the equity portion of their director compensation to a restricted stock unit account. As of December 31, 2019, 150,000 restricted stock units have been accrued under the Director’s Plan in lieu of director cash compensation.

Defined Benefit Pension Plan

The Company provided benefits to employees at one of its hospitals through a defined benefit plan (the “Pension Plan”). The Pension Plan provided benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan were made by the Company in accordance with the minimum funding requirements of ERISA. Effective September 30, 2019, the Pension Plan’s accrued benefit liability was transferred to the new owners as part of the sale of Watsonville. The Company used a December 31 measurement date for the benefit obligations and a January 1 measurement date for the net periodic benefit costs of the Pension Plan. Variances from actuarially assumed rates result in increases or decreases in the benefit obligation, net periodic benefit cost and funding requirements in future periods. The weighted-average assumptions used for determining the net periodic benefit costs for the year ended December 31, 2018 were a discount rate of 3.25%, an annual salary increase of 3.50% and an expected long-term rate of return on assets of 6.25%. Net periodic benefits costs related to the Pension Plan were $0.1 million, $0.3 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. QHC recognized the unfunded liability of the Pension Plan in other long-term liabilities in the consolidated balance sheets. Unrecognized gains (losses) and prior service credits (costs) were recorded as other comprehensive income (loss). The accrued benefit obligation liability for the Pension Plan was $1.2 million at December 31, 2018.

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

In addition to the agreements referenced above, the Company entered into certain transition services agreements and other ancillary agreements with CHS, as defined below, defining agreed upon services to be provided by CHS to certain or all QHC hospitals, as determined by each agreement, commencing on the Spin-off date. Certain of these agreements have been terminated as described below. Remaining agreements have terms through April 2021, unless early termination is agreed upon by both parties. Due to the COVID-19 pandemic in 2020 and the limited access to the Company’s hospitals for all functions unrelated to patient care, the transition of the Company’s Computer and Data Processing Services Agreement has been temporarily delayed. As a result, the Company is currently engaged in discussions with CHS regarding an extension of the term of the Computer and Data Processing

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Transition Services Agreement past April, 2021 to meet the Company’s information technology planning needs. The Company expects that these discussions will result in a mutually agreeable extension.

A summary of the major provisions of the transition services agreements that were in place as of December 31, 2019 follows:

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

The following agreements have been terminated and replaced with external service providers and internal resources:

•

Shared Service Centers Transition Services Agreement. This agreement was terminated effective October 1, 2019 and defined services provided by CHS related to billing and collections utilizing CHS shared services centers.

•

Receivables Collection Agreement (“PASI”). This agreement was terminated effective October 1, 2018 and defined services provided by CHS’s wholly-owned subsidiary, PASI, which served as a third-party collection agency to QHC related to accounts receivable collections of both active and bad debt accounts of QHC hospitals.

•

Billing and Collection Agreement (“PPSI”). This agreement was terminated effective October 1, 2018 and defined services provided by CHS related to collections of accounts receivable generated by the Company’s affiliated outpatient healthcare facilities.

•

Eligibility Screening Services Agreement. This agreement was terminated effective June 24, 2018 and defined services provided by CHS for financial and program criteria screening related to Medicaid or other program eligibility for pure self-pay patients.

The total expenses recorded by the Company under transition services agreements with CHS were $29.5 million, $51.2 million and $63.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

In connection with the Spin-off, CHS agreed to indemnify QHC for certain liabilities relating to outcomes or events occurring prior to the closing of the Spin-off, including (i) certain claims and proceedings known to be outstanding on or prior to the closing date of the Spin-off and (ii) certain claims, proceedings and investigations by governmental authorities or private plaintiffs related to activities occurring at or related to the Company’s healthcare facilities prior to the closing date of the Spin-off, but only to the extent, in the case of clause (ii), that such claims are covered by insurance policies maintained by CHS, including professional and general liability and workers’ compensation liability. In this regard, CHS will continue to be responsible for certain Health Management Associates, Inc. legal matters covered by its contingent value rights agreement that relate to the portion of CHS’ business now held by QHC. Notwithstanding the foregoing, CHS is not indemnifying QHC in respect of any claims or proceedings arising out of, or related to, the business operations of QHR at any time.

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

range of loss in some instances based on the significant uncertainties involved in, or the preliminary nature of, certain legal, regulatory and governmental matters.

Commercial Litigation and Other Lawsuits

•

Zwick Partners LP and Aparna Rao, Individually and On Behalf of All Others Similarly Situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller and Michael J. Culotta. On September 9, 2016, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its former officers. On April 17, 2017, Plaintiff filed a Second Amended Complaint adding additional defendants, CHS, Wayne T. Smith and W. Larry Cash. The Second Amended Complaint alleges claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and is brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of the Company between May 2, 2016 and August 10, 2016. The Complaint sought damages related to the claims. On June 23, 2017, the Company filed a motion to dismiss, which Plaintiff opposed. On April 19, 2018, the Court denied the Company’s motion to dismiss, and the Company filed its answer to the Second Amended Complaint on May 18, 2018. On July 13, 2018, Plaintiff filed its motion for class certification, which Defendants opposed. On March 29, 2019, the Court granted the motion and certified the class. Defendants filed a petition for permission to appeal the class certification decision with the Sixth Circuit Court of Appeals, which petition was denied on July 31, 2019. On September 14, 2018, Plaintiff filed a Third Amended Complaint alleging additional misstatements. On October 12, 2018, Defendants moved to dismiss, and, on March 29, 2019, the Court granted the motion and dismissed the new allegations. On January 31, 2020, Defendants filed a motion for summary judgment on all claims, which motion remains pending. Trial in the case is currently set to begin on July 7, 2020, and a court ordered mediation is scheduled for April 30, 2020. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss. The Company is unable to reasonably estimate the amount or range of such possible loss. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

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

•

Health Grid, LLC vs. QHCCS, LLC. On August 8, 2019 Health Grid, LLC filed a complaint in the Chancery Court of Williamson County, Tennessee, alleging claims of breach of contract, quantum meruit and unjust enrichment against QHCCS, LLC for technology services allegedly performed by Health Grid pursuant to a contract. The Complaint seeks $2,240,000 plus pre-judgment interest and costs. The Company answered the Complaint on September 30, 2019 and asserted defenses and counterclaims for breach of contract and negligent misrepresentation against Health Grid, asserting not more than $15 million in damages related to its counterclaim, plus certain fees and costs. While the litigation is in early stages, the Company believes Health Grid’s claims to be without merit, and intends to vigorously defend against the claims, and vigorously pursue the Company’s counterclaims. The parties are engaged in discovery and the case is set for trial in late September 2020. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss. The Company is unable to reasonably estimate the amount or range of such possible loss because the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

U.S. ex rel Derek Lewis and Joey Neiman v. Community Health Systems, Inc., Medhost, Inc., et al. In June 2019, a number of Quorum hospitals were served with the Complaint in a qui tam suit in the United States District Court for the Middle District of Florida (Case No. 18-cv-20394). The allegations in the Amended Complaint generally relate to the hospitals’ use of certain software products licensed to them by co-defendant, Medhost, Inc. The qui tam plaintiffs allege

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

that CHS and its then-affiliated hospitals violated the False Claims Act by submitting claims for Electronic Health Records (“EHR”) Meaningful Use incentive payments that they knew or should have known were false. Pursuant to the False Claims Act, the relators are seeking three times the amount of damages sustained by the United States, plus penalties up to $22,927 per false claim violation and attorneys’ fees. The conduct at issue appears to date primarily from the time period when the hospitals were affiliated with CHS. The United States declined to intervene in this qui tam lawsuit at the time of its unsealing in March 2019. On September 24, 2019, the Quorum hospitals along with other defendants moved to dismiss the complaint. That motion has been fully briefed and currently is awaiting a decision by the court. While the litigation is still at an early stage, the Company believes this matter is without merit and intends to vigorously defend this case. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss. The Company is unable to reasonably estimate the amount or range of such possible loss because the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

•

New Mexico Civil Investigative Demands. In late October 2019, two of the Company’s hospitals received Civil Investigative Demands (“CIDs”) from the State of New Mexico’s Office of the Attorney General. The CIDs sought documents relating, among other things, to the billing of certain Current Procedural Terminology (“CPT”) Codes used for emergency room patients. The Company has had several discussions with the Assistant Attorney General (“AAG”) responsible for the investigation about narrowing the documents to be produced pursuant to the CID. In these conversations, the AAG has indicated that his office is investigating the hospital’s practices for billing and collecting charges incurred in connection with emergency room patients. Because the investigation is still in a preliminary stage, it is impossible to know the nature or merit of any possible allegations or the magnitude of any damages or penalties.

•

Audrey Kane v. Quorum Health Resources, LLC and Prowers County Hospital District dba Prowers Medical Center, a Colorado Health Service District, CV: 1:19-cv-03267 (U.S.D.C. CO.) Ms. Kane filed suit on January 15, 2020, alleging various gender and religious discrimination theories under Title VII, as well as retaliation claims alleging violations of the federal and Colorado False Claims Acts, and a common law wrongful termination claim. She was employed as CFO of Prowers Medical Center in Lamar, Colorado, for approximately 11 years prior to her termination. QHR filed its Answer on February 5, 2020, denying all Kane’s claims. The Company believes the claims are without merit, and intends to vigorously defend itself against the claims. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss. The Company is unable to reasonably estimate the amount or range of such possible loss because the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material.

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of the Company’s insurance reserves related to professional and general liability and workers’ compensation liability, distinguished between those indemnified by CHS and those related to the Company’s own risks (in thousands):

	December 31, 2019
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$11,640	$22,364	$11,640	$22,364
All other self-insurance reserves	—	—	4,953	26,339
Total insurance reserves for professional and general liability	11,640	22,364	16,593	48,703
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	1,110	10,021	1,110	10,021
All other self-insurance reserves	—	—	1,988	4,127
Total insurance reserves for workers' compensation liability	1,110	10,021	3,098	14,148
Total self-insurance reserves	$12,750	$32,385	$19,691	$62,851

	December 31, 2018
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$20,200	$34,535	$20,200	$34,535
All other self-insurance reserves	—	—	5,195	48,293
Total insurance reserves for professional and general liability	20,200	34,535	25,395	82,828
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	1,412	12,118	1,412	12,118
All other self-insurance reserves	—	—	2,525	4,701
Total insurance reserves for workers' compensation liability	1,412	12,118	3,937	16,819
Total self-insurance reserves	$21,612	$46,653	$29,332	$99,647
For the years ended December 31, 2019 and 2018, the net present value of the projected payments for professional and general liability claims related to the Company’s self-insurance risks were discounted using a weighted-average risk-free rate of 2.5%. The Company’s estimated liabilities for these claims were $31.3 million and $53.5 million as of December 31, 2019 and 2018, respectively. The estimated undiscounted claims liabilities for these claims were $34.4 million and $60.0 million as of December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, the net present value of the projected payments for professional and general liability claims indemnified by CHS was discounted using weighted-average risk-free rates of 1.7% and 2.7%, respectively. The estimated undiscounted liabilities for these claims were $36.4 million and $60.6 million as of December 31, 2019 and 2018, respectively.

The professional and general liability reserves as of December 31, 2019 included a reduction in the second quarter of 2019 of $26.9 million related to prior periods resulting from the Company’s semi-annual actuarial analysis. Factors contributing to the change in estimate include the use of valuation techniques that place more emphasis on the Company’s claims subsequent to the Spin-off compared to historical trends, as well as more reliance on industry trend factors. The reduction in the frequency and severity of the Company’s claims is the result of internal initiatives in the areas of patient safety, risk management, and claims management, as well as external factors such as tort reform in certain key states.

For the years ended December 31, 2019 and 2018, the net present value of the projected payments for workers’ compensation claims liabilities related to the Company’s self-insurance risks were discounted using a weighted-average risk-free rate of 2.5%. The Company’s estimated liabilities for these claims were $6.1 million and $8.0 million as of December 31, 2019 and 2018, respectively. The estimated undiscounted liabilities for these claims were $6.9 million and $7.2 million as of December 31, 2019 and 2018, respectively.

Construction and Capital Commitments

McKenzie - Willamette Medical Center Project. The Company has completed construction of a new patient tower and expanded surgical capacity at McKenzie – Willamette Medical Center, its hospital in Springfield, Oregon. During the years ended December 31, 2019, 2018 and 2017, the Company incurred costs of $2.3 million, $17.8 million and $34.1 million, respectively, related to this

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

project. As of December 31, 2019, the Company had incurred a total of $103.0 million of costs for this project, all of which has been placed into service as of December 31, 2019.

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

Other Renovation Projects. The Company has committed to certain other projects at four of its hospitals that are expected to be completed in 2020. The total estimated costs for these projects is approximately $10.5 million.

Commitments Related to Information Technology

The Company currently utilizes MEDHOST INC.’s (“Medhost”) software through its Computer and Data Processing Transition Services Agreement (or “IT TSA”) with CHS. In connection with the Company’s planned transition from the IT TSA with CHS, the Company entered into an agreement with Medhost to deploy Medhost’s Electronic Health Record management platform. This agreement includes software license and service fees. The implementation of the Medhost software is expected to be completed by the end of 2021. As of December 31, 2019, the Company has capitalized $13.2 million of costs related to the implementation of the Medhost software, which are included in intangible assets, net on the consolidated balance sheet. The total additional cost of this project, including software licenses, implementation fees and maintenance fees, are estimated to be approximately $35.5 million to be incurred through 2025.

In addition, the Company has entered into various cloud computing arrangements related to the transition of the Company’s information technology infrastructure, in areas such as financial reporting and budgeting, payroll, compliance and revenue management services. As of December 31, 2019, the Company has incurred $5.8 million of implementation costs related to these cloud computing arrangements, which are included in other long-term assets on the consolidated balance sheet. The total additional costs of these arrangements, including hosting, implementation fees and maintenance fees, are estimated to be approximately $23.3 million to be incurred through 2025.

The Company will incur additional costs to establish the remainder of its information technology systems which includes additional information technology infrastructure costs, among other things. As of December 31, 2019, the Company has capitalized $10.6 million of information technology infrastructure costs, which are included in property and equipment, net on the consolidated balance sheet. The estimated additional information technology infrastructure costs are approximately $7.0 million. The Company expects the transition from CHS to be completed by the end of 2021. Upon completion, the Company does not anticipate a significant change in its operating costs related to information technology.

Commitments Related to the Spin-off

On April 29, 2016, the Company entered into certain agreements with CHS that allocated between QHC and CHS the various assets, employees, liabilities and obligations (including investments, property, employee benefits and tax-related assets and liabilities) that comprise the separate companies and governed or continue to govern certain relationships between, and activities of, QHC and CHS for a period of time after the Spin-off. In addition to these agreements, QHC entered into certain transition services agreements and other ancillary agreements with CHS defining agreed upon services to be provided by CHS to certain or all QHC hospitals, as determined by each agreement. The agreements generally have terms of five years. See Note 16 — Related Party Transactions for additional information on the Company’s agreements with CHS.

NOTE 18 — SUBSEQUENT EVENTS

On February 6, 2020, with the consent of holders of a majority of the Company’s outstanding Senior Notes, the Company, certain of its subsidiaries, and Wilmington Savings Fund Society, FSB, as trustee, entered into the third supplemental indenture to the indenture governing its Senior Notes to amend certain administrative provisions therein.

On March 20, 2020, the Company sold the remaining real property and a portion of the related tangible assets of MetroSouth Medical Center for $1.0 million.

On March 31, 2020, the Company sold 45-bed Henderson County Community Hospital and its affiliated facilities, located in Lexington, Tennessee, for proceeds of $1.0 million.

On April 7, 2020, the Company and certain of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the District of Delaware in order to implement the financial

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

restructuring of the Company. See Note 1 — Basis of Presentation and Significant Accounting Policies — Chapter 11 Bankruptcy Filing, for a discussion of the Chapter 11 Cases, the RSA, and the Senior Credit Facility.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) a pandemic. The outbreak of the COVID-19 pandemic is significantly affecting the Company’s employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 outbreak will impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. As the COVID-19 pandemic continues, the Company’s results of operations, financial condition and cash flows are likely to be materially adversely affected, particularly if the pandemic persists for a significant amount of time.

From an operational perspective, the Company is focused on providing the safest possible environment for its employees, physicians and other caregivers, and for the care of its patients. The Company is working with federal, state and local health authorities to respond to COVID-19 cases in the communities it serves and is taking or supporting measures to try to limit the spread of the virus and to mitigate the burden on the healthcare system. Although the Company is implementing considerable safety measures, as a front line provider of healthcare services, it is deeply exposed to the health and economic effects of COVID-19, many of which will have a material adverse impact on the Company’s employees, as well as its business, results of operations, financial condition and cash flows that the Company is not currently able to fully quantify. For example, in 2020, the Company had to furlough certain employees due to the lack of volume at its hospitals, and these furloughs may persist for the duration of the COVID-19 pandemic. The Company is reassigning hospital personnel with pre-existing conditions or restrictions that make them especially vulnerable to COVID-19 where possible, while some are self-quarantining and not available to work at the Company’s facilities during this time. The Company has also instituted a work-from-home policy for certain of its corporate and administrative offices. Even with such steps, exposure to COVID-19 patients has increased risks to doctors and nurses, which may further reduce the Company’s operating capacity. All of these actions could result in reduced employee morale, labor unrest, work stoppages or other workforce disruptions.

In 2020, the COVID-19 pandemic has resulted in a substantial reduction in the number of elective surgeries, physician office visits and emergency room volumes at the Company’s facilities due to restrictive measures, like quarantines and shelter-in-place orders, and general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system. The Company believes that certain of these patient volume declines reflect a deferral of healthcare services utilization to a later period, rather than a permanent reduction in demand for its services. Given the general necessity of the healthcare services the Company provides, the Company anticipates that this deferral of services may create a backlog of demand in the future, in addition to the resumption of historically normal activity; however, there is no assurance that either will occur. In addition, while the hospitals that the Company operates in a wide range of geographies have not experienced major capacity constraints to date, other hospitals in areas that are centers of the COVID-19 outbreak have been overwhelmed, experiencing excessive demand, potentially preventing them from treating all patients who seek care. Despite considerable efforts to source vital supplies, the Company is also experiencing supply chain disruptions, including shortages, delays and significant price increases in equipment, pharmaceuticals and medical supplies, particularly personal protective equipment (“PPE”). Staffing, equipment, and pharmaceutical and medical supplies shortages may also impact the Company’s ability to admit and treat patients.

The Company may also require an increased level of working capital if it experiences extended billing and collection cycles as a result of displaced employees, payors, revenue cycle management contractors, or otherwise. Broad economic factors resulting from the current COVID-19 pandemic, including increasing unemployment rates and reduced consumer spending, also affect the Company’s service mix, revenue mix and patient volumes, as well as its ability to collect outstanding receivables. Business closings and layoffs in the areas the Company operates may lead to increases in the uninsured and underinsured populations and adversely affect demand for its services, as well as the ability of patients and other payers to pay for services as rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect the Company’s results of operations, financial position and cash flows, requiring an increased level of working capital. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, the Company’s business, results of operations, financial position and cash flows will be adversely affected.

In addition, the Company’s results of operations, financial position and cash flows may be adversely affected by federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the U.S. healthcare system, which, if adopted, could result in direct or indirect restrictions to its business, results of operations, financial position and cash flows. The Company may also be subject to lawsuits from patients, employees and others exposed to COVID-19 at its facilities. Such actions may involve large demands, as well as substantial defense costs, though there is no certainty at this time whether any such lawsuits will be filed or the outcome of such lawsuits if filed. The Company’s professional and general liability insurance may not cover all claims against it.

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act is an approximate $2 trillion emergency economic stimulus package passed in response to the coronavirus outbreak. The CARES Act includes broad sweeping provisions including direct financial assistance to Americans in the form of one-time payments to individuals; aid to small businesses in the form of loans and grants; efforts to stabilize the U.S. economy and keep Americans employed in general; and support for healthcare professionals, patients and hospitals. The Company may have access to potential additional sources of liquidity through funding that may be available to healthcare providers under the CARES Act. The CARES Act includes provisions providing flexibility and financial resources to healthcare providers during this public health emergency. The CARES Act provides funding to support public entities, Medicare or Medicaid enrolled suppliers and providers, and for-profit and not-for-profit entities specified by HHS that provide diagnoses, testing, or care for COVID-19 patients. The funding, to be included in the Public Health and Social Services Emergency Fund that is administered by the Assistant Secretary for Preparedness and Response, is intended to reimburse providers for healthcare related expenses or lost revenues that are attributable to coronavirus. The CARES Act also provides funding to support rural critical access hospitals. Also included in the CARES Act are numerous income tax provisions including changes to the Net Operating Loss rules and the business interest expense deduction rules under Code Section 163(j). Factors that could affect the Company’s ability to receive funding include its filing of the Chapter 11 Cases and the finalization of regulations under the CARES Act, among other factors. Due to the recent enactment of this legislation, there is a high degree of uncertainty around its implementation and the Company continues to assess the potential impacts of this legislation on its business, results of operations, financial position and cash flows. There can be no assurance that the Company will receive any funding under the CARES Act.

NOTE 19 — QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table provides a summary of the Company’s quarterly operating results for the years ended December 31, 2019 and 2018 (in thousands, except earnings per share and shares):

	2019 Quarters
	1st	2nd	3rd	4th

Net operating revenues	$442,805	$442,170	$419,900	$384,751

Net income (loss)	$(38,606)	(16,477)	(75,192)	(31,641)
Less: Net income (loss) attributable to noncontrolling interests	400	396	736	479
Net income (loss) attributable to Quorum Health Corporation	$(39,006)	$(16,873)	$(75,928)	$(32,120)

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(1.33)	$(0.56)	$(2.52)	$(1.06)
Weighted-average common shares outstanding:
Basic and diluted	29,438,015	30,001,208	30,178,229	30,192,366

	2018 Quarters
	1st	2nd	3rd	4th

Net operating revenues	$486,820	$472,632	$460,507	$458,630

Net income (loss)	(98,487)	(25,941)	(53,886)	(19,920)
Less: Net income (loss) attributable to noncontrolling interests	481	665	54	814
Net income (loss) attributable to Quorum Health Corporation	$(98,968)	$(26,606)	$(53,940)	$(20,734)

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(3.48)	$(0.92)	$(1.85)	$(0.71)
Weighted-average common shares outstanding:
Basic and diluted	28,454,336	28,995,564	29,215,823	29,227,634

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20 — GUARANTOR AND NON-GUARANTOR SUPPLEMENTAL INFORMATION

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

The condensed consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The accounting policies used in the preparation of this financial information are consistent with the accompanying consolidated financial statements of the Company, except as follows:

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Income (Loss)

Year Ended December 31, 2019

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net operating revenues	$—	$1,252,268	$437,358	$—	$1,689,626
Operating costs and expenses:
Salaries and benefits	—	552,837	285,194	—	838,031
Supplies	—	129,988	64,994	—	194,982
Other operating expenses	120	404,775	97,114	—	502,009
Depreciation and amortization	—	43,273	14,340	—	57,613
Lease costs and rent	—	24,992	19,329	—	44,321
Electronic health records incentives	—	599	(7)	—	592
Legal, professional and settlement costs	—	9,564	113	—	9,677
Impairment of long-lived assets and goodwill	—	42,820	—	—	42,820
Loss (gain) on sale of hospitals, net	—	3,080	8	—	3,088
Loss on closure of hospitals, net	—	24,883	—	—	24,883
Total operating costs and expenses	120	1,236,811	481,085	—	1,718,016
Income (loss) from operations	(120)	15,457	(43,727)	—	(28,390)
Interest expense, net	130,912	1,473	(25)	—	132,360
Equity in earnings of affiliates	31,870	(9,562)	—	(22,308)	—
Income (loss) before income taxes	(162,902)	23,546	(43,702)	22,308	(160,750)
Provision for (benefit from) income taxes	1,025	557	(416)	—	1,166
Net income (loss)	(163,927)	22,989	(43,286)	22,308	(161,916)
Less: Net income (loss) attributable to noncontrolling interests	—	—	2,011	—	2,011
Net income (loss) attributable to Quorum Health Corporation	$(163,927)	$22,989	$(45,297)	$22,308	$(163,927)

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Income (Loss)

Year Ended December 31, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net operating revenues	$—	$1,434,727	$443,862	$—	$1,878,589
Operating costs and expenses:
Salaries and benefits	—	638,032	291,905	—	929,937
Supplies	—	150,752	62,994	—	213,746
Other operating expenses	1,912	462,786	110,335	—	575,033
Depreciation and amortization	—	53,704	14,290	—	67,994
Lease costs and rent	—	27,106	19,923	—	47,029
Electronic health records incentives	—	(593)	(396)	—	(989)
Legal, professional and settlement costs	—	11,771	203	—	11,974
Impairment of long-lived assets and goodwill	—	75,338	1,800	—	77,138
Loss (gain) on sale of hospitals, net	—	9,011	(6)	—	9,005
Loss on closure of hospitals, net	—	18,195	478	—	18,673
Total operating costs and expenses	1,912	1,446,102	501,526	—	1,949,540
Income (loss) from operations	(1,912)	(11,375)	(57,664)	—	(70,951)
Interest expense, net	129,452	(1,285)	(37)	—	128,130
Equity in earnings of affiliates	69,445	30,569	—	(100,014)	—
Income (loss) before income taxes	(200,809)	(40,659)	(57,627)	100,014	(199,081)
Provision for (benefit from) income taxes	(561)	(368)	82	—	(847)
Net income (loss)	(200,248)	(40,291)	(57,709)	100,014	(198,234)
Less: Net income (loss) attributable to noncontrolling interests	—	—	2,014	—	2,014
Net income (loss) attributable to Quorum Health Corporation	$(200,248)	$(40,291)	$(59,723)	$100,014	$(200,248)

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Income (Loss)

Year Ended December 31, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Operating revenues	$—	$1,815,355	$512,300	$—	$2,327,655
Provision for bad debts	—	215,021	40,464	—	255,485
Net operating revenues	—	1,600,334	471,836	—	2,072,170
Operating costs and expenses:
Salaries and benefits	—	715,713	319,084	—	1,034,797
Supplies	—	182,172	68,351	—	250,523
Other operating expenses	3,002	504,809	115,252	—	623,063
Depreciation and amortization	—	68,770	13,385	—	82,155
Lease costs and rent	—	29,923	20,307	—	50,230
Electronic health records incentives	—	(3,681)	(1,064)	—	(4,745)
Legal, professional and settlement costs	—	6,001	—	—	6,001
Impairment of long-lived assets	—	47,281	—	—	47,281
Loss (gain) on sale of hospitals, net	—	—	(5,243)	—	(5,243)
Transaction costs related to the Spin-off	—	195	58	—	253
Total operating costs and expenses	3,002	1,551,183	530,130	—	2,084,315
Income (loss) from operations	(3,002)	49,151	(58,294)	—	(12,145)
Interest expense, net	124,060	(2,054)	71	—	122,077
Equity in earnings of affiliates	15,291	29,673	—	(44,964)	—
Income (loss) before income taxes	(142,353)	21,532	(58,365)	44,964	(134,222)
Provision for (benefit from) income taxes	(28,163)	(3,508)	9,806	—	(21,865)
Net income (loss)	(114,190)	25,040	(68,171)	44,964	(112,357)
Less: Net income (loss) attributable to noncontrolling interests	—	—	1,833	—	1,833
Net income (loss) attributable to Quorum Health Corporation	$(114,190)	$25,040	$(70,004)	$44,964	$(114,190)

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Year Ended December 31, 2019

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(163,927)	$22,989	$(43,286)	$22,308	$(161,916)
Amortization and recognition of unrecognized pension cost components, net of income taxes	(400)	(400)	—	400	(400)
Comprehensive income (loss)	(164,327)	22,589	(43,286)	22,708	(162,316)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	2,011	—	2,011
Comprehensive income (loss) attributable to Quorum Health Corporation	$(164,327)	$22,589	$(45,297)	$22,708	$(164,327)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Year Ended December 31, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(200,248)	$(40,291)	$(57,709)	$100,014	$(198,234)
Amortization and recognition of unrecognized pension cost components, net of income taxes	2,715	2,715	—	(2,715)	2,715
Comprehensive income (loss)	(197,533)	(37,576)	(57,709)	97,299	(195,519)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	2,014	—	2,014
Comprehensive income (loss) attributable to Quorum Health Corporation	$(197,533)	$(37,576)	$(59,723)	$97,299	$(197,533)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Year Ended December 31, 2017

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(114,190)	$25,040	$(68,171)	$44,964	$(112,357)
Amortization and recognition of unrecognized pension cost components, net of income taxes	804	804	—	(804)	804
Comprehensive income (loss)	(113,386)	25,844	(68,171)	44,160	(111,553)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1,833	—	1,833
Comprehensive income (loss) attributable to Quorum Health Corporation	$(113,386)	$25,844	$(70,004)	$44,160	$(113,386)

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheet

December 31, 2019

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1,241	$1,811	$93	$—	$3,145
Patient accounts receivable	—	199,017	87,884	—	286,901
Inventories	—	29,465	9,282	—	38,747
Prepaid expenses	33	14,477	5,096	—	19,606
Due from third-party payors	—	27,981	5,404	—	33,385
Other current assets	183	18,246	8,830	—	27,259
Total current assets	1,457	290,997	116,589	—	409,043
Intercompany receivable	3	851,856	453,195	(1,305,054)	—
Property and equipment, net	—	356,022	135,994	—	492,016
Goodwill	—	225,628	166,096	—	391,724
Intangible assets, net	—	43,565	5,590	—	49,155
Operating lease right-of-use assets	—	41,708	32,627	—	74,335
Other long-term assets	—	57,440	18,172	—	75,612
Net investment in subsidiaries	1,400,048	—	—	(1,400,048)	—
Total assets	$1,401,508	$1,867,216	$928,263	$(2,705,102)	$1,491,885
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,209,793	$1,555	$137	$—	$1,211,485
Current portion of operating lease liabilities	—	14,132	8,374	—	22,506
Accounts payable	115	126,030	30,524	—	156,669
Accrued liabilities:
Accrued salaries and benefits	—	33,721	18,010	—	51,731
Accrued interest	21,066	—	—	—	21,066
Due to third-party payors	—	35,983	8,025	—	44,008
Other current liabilities	147	28,914	14,268	—	43,329
Total current liabilities	1,231,121	240,335	79,338	—	1,550,794
Long-term debt	—	20,902	86	—	20,988
Long-term operating lease liabilities	—	27,642	24,959	—	52,601
Intercompany payable	413,920	453,198	437,936	(1,305,054)	—
Deferred income tax liabilities, net	7,683	—	—	—	7,683
Other long-term liabilities	—	178,296	24,524	(109,285)	93,535
Total liabilities	1,652,724	920,373	566,843	(1,414,339)	1,725,601
Redeemable noncontrolling interests	—	—	2,278	—	2,278
Equity:
Quorum Health Corporation stockholders' equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	3	—	—	—	3
Additional paid-in capital	561,541	1,055,561	713,242	(1,768,803)	561,541
Accumulated other comprehensive income (loss)	359	397	(38)	(359)	359
Accumulated deficit	(813,119)	(109,115)	(369,284)	478,399	(813,119)
Total Quorum Health Corporation stockholders' equity (deficit)	(251,216)	946,843	343,920	(1,290,763)	(251,216)
Nonredeemable noncontrolling interests	—	—	15,222	—	15,222
Total equity (deficit)	(251,216)	946,843	359,142	(1,290,763)	(235,994)
Total liabilities and equity	$1,401,508	$1,867,216	$928,263	$(2,705,102)	$1,491,885

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2019

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(110,050)	$134,697	$(57,517)	$—	$(32,870)

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(31,852)	(7,576)	—	(39,428)
Capital expenditures for software	—	(6,081)	(2,125)	—	(8,206)
Acquisitions, net of cash acquired	—	—	(565)	—	(565)
Proceeds from the sale of hospitals	—	52,734	—	—	52,734
Other investing activities, net	—	524	3,050	—	3,574
Changes in intercompany balances with affiliates, net	—	(146,651)	—	146,651	—
Net cash provided by (used in) investing activities	—	(131,326)	(7,216)	146,651	8,109

Cash flows from financing activities:
Borrowings under revolving credit facilities	640,000	—	—	—	640,000
Repayments under revolving credit facilities	(557,000)	—	—	—	(557,000)
Borrowings of long-term debt	—	255	25	—	280
Repayments of long-term debt	(52,415)	(1,720)	(135)	—	(54,270)
Payments on purchase contracts	—	(962)	—	—	(962)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(590)	—	—	(590)
Cash distributions to noncontrolling investors	—	—	(2,755)	—	(2,755)
Changes in intercompany balances with affiliates, net	79,497	—	67,154	(146,651)	—
Net cash provided by (used in) financing activities	110,082	(3,017)	64,289	(146,651)	24,703

Net change in cash and cash equivalents	32	354	(444)	—	(58)
Cash and cash equivalents at beginning of period	1,209	1,457	537	—	3,203
Cash and cash equivalents at end of period	$1,241	$1,811	$93	$—	$3,145

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2018

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(123,211)	$156,108	$6,607	$—	$39,504

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(27,781)	(18,101)	—	(45,882)
Capital expenditures for software	—	(2,471)	(191)	—	(2,662)
Acquisitions, net of cash acquired	—	(42)	(79)	—	(121)
Proceeds from the sale of hospitals	—	39,325	1,523	—	40,848
Other investing activities, net	—	(406)	(83)	—	(489)
Changes in intercompany balances with affiliates, net	—	(164,186)	—	164,186	—
Net cash provided by (used in) investing activities	—	(155,561)	(16,931)	164,186	(8,306)

Cash flows from financing activities:
Borrowings under revolving credit facilities	490,000	—	—	—	490,000
Repayments under revolving credit facilities	(476,000)	—	—	—	(476,000)
Borrowings of long-term debt	—	—	105	—	105
Repayments of long-term debt	(40,407)	(1,316)	(195)	—	(41,918)
Payments of debt issuance costs	(2,268)	—	—	—	(2,268)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(1,996)	—	—	(1,996)
Cash distributions to noncontrolling investors	—	—	(1,535)	—	(1,535)
Changes in intercompany balances with affiliates, net	152,044	—	12,142	(164,186)	—
Net cash provided by (used in) financing activities	123,369	(3,312)	10,517	(164,186)	(33,612)

Net change in cash and cash equivalents	158	(2,765)	193	—	(2,414)
Cash and cash equivalents at beginning of period	1,051	4,222	344	—	5,617
Cash and cash equivalents at end of period	$1,209	$1,457	$537	$—	$3,203

QUORUM HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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