Form 10-Q
period 2020-03-31
Quorum Health Corp
filed 2020-05-15
CIK 1650445

S

fSep2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number001-37550

QUORUM HEALTH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-4725208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1573 Mallory Lane Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip code)

(615) 221-1400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share*	QHCCQ*	OTC Pink Marketplace*

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

As of May 8, 2020, there were 32,664,536 shares outstanding of the registrant’s Common Stock.

*On April 22, 2020, the New York Stock Exchange (“NYSE”) filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to delist the common stock of Quorum Health Corporation (the “Company”) from the NYSE. The delisting was effective on May 2, 2020, 10 days after the filing date of the Form 25. The deregistration of the Company’s common stock under section 12(b) of the Securities Exchange Act of 1934, as amended, will be effective 90 days, or such shorter period as the SEC may determine, after filing of the Form 25. The Company’s common stock has commenced trading on the OTC Pink Marketplace under the symbol “QHCCQ”.

QUORUM HEALTH CORPORATION

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, Except Earnings per Share and Shares)

	Three Months Ended March 31,
	2020	2019

Net operating revenues	$343,787	$442,805
Operating costs and expenses:
Salaries and benefits	176,244	225,075
Supplies	42,016	51,385
Other operating expenses	124,894	136,789
Depreciation and amortization	12,218	14,639
Lease costs and rent	9,806	11,531
Electronic health records incentives	—	26
Legal, professional and settlement costs	11,341	685
Impairment of long-lived assets and goodwill	12,000	8,860
Loss (gain) on sale of hospitals, net	2,421	—
Loss on closure of hospitals, net	202	—
Total operating costs and expenses	391,142	448,990
Income (loss) from operations	(47,355)	(6,185)
Interest expense, net	32,034	32,266
Income (loss) before income taxes	(79,389)	(38,451)
Provision for (benefit from) income taxes	112	155
Net income (loss)	(79,501)	(38,606)
Less: Net income (loss) attributable to noncontrolling interests	271	400
Net income (loss) attributable to Quorum Health Corporation	$(79,772)	$(39,006)

Earnings (loss) per share attributable to Quorum Health Corporation stockholders:
Basic and diluted	$(2.61)	$(1.33)
Weighted-average shares outstanding:
Basic and diluted	30,512,747	29,438,015

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Three Months Ended March 31,
	2020	2019

Net income (loss)	$(79,501)	$(38,606)
Amortization and recognition of unrecognized pension cost components, net of income taxes	59	49
Comprehensive income (loss)	(79,442)	(38,557)
Less: Comprehensive income (loss) attributable to noncontrolling interests	271	400
Comprehensive income (loss) attributable to Quorum Health Corporation	$(79,713)	$(38,957)

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value per Share and Shares)

	March 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$31,381	$3,145
Patient accounts receivable	270,826	286,901
Inventories	38,872	38,747
Prepaid expenses	20,206	19,606
Due from third-party payors	37,736	33,385
Other current assets	24,668	27,259
Total current assets	423,689	409,043
Property and equipment, net	479,084	492,016
Goodwill	391,414	391,724
Intangible assets, net	49,316	49,155
Operating lease right-of-use assets	71,091	74,335
Other long-term assets	72,767	75,612
Total assets	$1,487,361	$1,491,885

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,262,744	$1,211,485
Current portion of operating lease liabilities	20,994	22,506
Accounts payable	163,273	156,669
Accrued liabilities:
Accrued salaries and benefits	59,174	51,731
Accrued interest	32,410	21,066
Due to third-party payors	46,143	44,008
Other current liabilities	42,376	43,329
Total current liabilities	1,627,114	1,550,794
Long-term debt	20,569	20,988
Long-term operating lease liabilities	50,714	52,601
Deferred income tax liabilities, net	7,841	7,683
Other long-term liabilities	93,375	93,535
Total liabilities	1,799,613	1,725,601
Redeemable noncontrolling interests	2,286	2,278
Equity:
Quorum Health Corporation stockholders' equity (deficit):
Preferred stock, $0.0001 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value per share, 300,000,000 shares authorized; 32,664,536 shares issued and outstanding at March 31, 2020 and 32,871,019 shares issued and outstanding at December 31, 2019	3	3
Additional paid-in capital	562,429	561,541
Accumulated other comprehensive income (loss)	418	359
Accumulated deficit	(892,891)	(813,119)
Total Quorum Health Corporation stockholders' equity (deficit)	(330,041)	(251,216)
Nonredeemable noncontrolling interests	15,503	15,222
Total equity (deficit)	(314,538)	(235,994)
Total liabilities and equity	$1,487,361	$1,491,885

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

For the Three Months Ended March 31, 2020

(In Thousands, Except Shares)

		Quorum Health Corporation Stockholders' Equity
					Accumulated
	Redeemable			Additional	Other		Nonredeemable	Total
	Noncontrolling	Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Equity
	Interests	Shares	Amount	Capital	Income (Loss)	Deficit	Interests	(Deficit)

Balance at December 31, 2019	$2,278	32,871,019	$3	$561,541	$359	$(813,119)	$15,222	$(235,994)
Comprehensive income (loss)	(10)	—	—	—	59	(79,772)	281	(79,432)
Stock-based compensation expense	—	—	—	1,063	—	—	—	1,063
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(206,483)	—	(157)	—	—	—	(157)
Adjustments to redemption values of redeemable noncontrolling interests	18	—	—	(18)	—	—	—	(18)
Balance at March 31, 2020	$2,286	32,664,536	$3	$562,429	$418	$(892,891)	$15,503	$(314,538)

QUORUM HEALTH CORPORATION

UNAUDITED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

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

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$(79,501)	$(38,606)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,218	14,639
Non-cash interest expense, net	2,381	1,939
Provision for (benefit from) deferred income taxes	37	90
Stock-based compensation expense	1,063	1,770
Impairment of long-lived assets and goodwill	12,000	8,860
Loss (gain) on sale of hospitals, net	2,421	—
Non-cash portion of loss (gain) on hospital closures	(1,608)	(567)
Changes in reserves for self-insurance claims, net of payments	(595)	4,160
Other non-cash expense (income), net	187	(1,372)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Patient accounts receivable	16,059	(3,986)
Due from and due to third-party payors, net	(2,216)	(4,421)
Inventories, prepaid expenses and other current assets	512	4,911
Accounts payable and accrued liabilities	29,772	20,146
Long-term assets and liabilities, net	(1,467)	515
Net cash provided by (used in) operating activities	(8,737)	8,078

Cash flows from investing activities:
Capital expenditures for property and equipment	(10,306)	(8,292)
Capital expenditures for software	(1,683)	(1,191)
Acquisitions, net of cash acquired	—	(455)
Proceeds from the sale of hospitals	990	—
Other investing activities, net	334	1,729
Net cash provided by (used in) investing activities	(10,665)	(8,209)

Cash flows from financing activities:
Borrowings under revolving credit facilities	129,000	152,000
Repayments under revolving credit facilities	(80,000)	(150,000)
Borrowings of long-term debt	11	161
Repayments of long-term debt	(515)	(1,833)
Payments on purchase contracts	(701)	—
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	(157)	(461)
Cash distributions to noncontrolling investors	—	(1,223)
Net cash provided by (used in) financing activities	47,638	(1,356)

Net change in cash, cash equivalents and restricted cash	28,236	(1,487)
Cash and cash equivalents at beginning of period	3,145	3,203
Cash and cash equivalents at end of period	$31,381	$1,716

Supplemental cash flow information:
Interest payments, net	$18,243	$18,215
Income tax payments, net	—	—
Non-cash purchases of property and equipment under finance lease obligations	128	79

See accompanying notes

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Business

The principal business of Quorum Health Corporation, a Delaware corporation, and its subsidiaries (collectively, “QHC” or the “Company”) is to provide hospital and outpatient healthcare services in its markets across the United States. As of March 31, 2020, the Company owned or leased a diversified portfolio of 23 hospitals in rural and mid-sized markets, which are located in 13 states and have a total of 1,950 licensed beds. The Company provides outpatient healthcare services through its hospitals and affiliated facilities, including urgent care centers, diagnostic and imaging centers, physician clinics and surgery centers. The Company’s wholly-owned subsidiary, Quorum Health Resources, LLC (“QHR”), provides hospital management advisory and healthcare consulting services to non-affiliated hospitals located throughout the United States. Over 95% of the Company’s net operating revenues are attributable to its hospital operations business.

On April 29, 2016, Community Health Systems, Inc. (“CHS”) completed the spin-off of 38 hospitals, including their affiliated facilities, and Quorum Health Resources, LLC to form Quorum Health Corporation through the distribution of 100% of the common stock of QHC to CHS stockholders of record as of the close of business on April 22, 2016 (the “Spin-off”). In connection with the Spin-off, the Company (i) issued $400 million in aggregate principal amount of 11.625% Senior Notes due 2023 (the “Senior Notes”) on April 22, 2016, pursuant to an Indenture, by and between the Company and Wilmington Savings Fund Society, FSB, as successor trustee to Regions Bank (the “Indenture”); (ii) entered into a credit agreement (the “CS Agreement”), dated April 29, 2016, among the Company, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as administrative agent and collateral agent, consisting of an $880 million senior secured term loan facility (the “Term Loan Facility”) and a $100 million senior secured revolving credit facility (the “Revolving Credit Facility”), or on a combined basis referred to as the “Senior Credit Facility”; and (iii) entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), dated April 29, 2016, among the Company, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent, providing for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”).

Basis of Presentation

The condensed consolidated financial statements and accompanying notes of the Company presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”). In the opinion of the Company’s management, the condensed consolidated financial information presented herein includes all adjustments necessary to present fairly the results of operations, financial position and cash flows of the Company for the interim periods presented. Results of operations for interim periods should not be considered indicative of the results of operations expected for the full year ending December 31, 2020. Certain information and disclosures have been condensed or omitted as presented herein and as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim period presentation. The Company’s management believes the financial statements and disclosures presented herein are adequate in order to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto for the year ended December 31, 2019, contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 10, 2020 (the “2019 Annual Report on Form 10-K”).

Going Concern

The Company’s financial statements have been prepared under the assumption that it will continue as a going concern. On April 7, 2020, the Company filed a petition for reorganization under Chapter 11 of the Bankruptcy Code (see further description below). The risks and uncertainties surrounding the Chapter 11 Cases (as defined below), the events of default under the Company’s Credit Agreements and the Indenture governing the Company’s Senior Notes, and the other conditions impacting the Company’s business raise substantial doubt as to the Company’s ability to continue as a going concern. Although Management believes that the reorganization of the Company through the Chapter 11 Cases will position the Company for sustainable growth opportunities, the Chapter 11 filing caused an event of default under the Company’s Credit Agreements and the Indenture governing its Senior Notes, which is stayed during the pendency of the Company’s bankruptcy proceeding. Further, there are several risks and uncertainties associated with the Company’s bankruptcy, including, among others: (a) the Company’s pre-packaged plan of reorganization may never be confirmed or become effective, (b) the Restructuring Support Agreement may be terminated by one or more of the parties thereto, (c) the Bankruptcy Court may grant or deny motions in a manner that is adverse to the Company and its subsidiaries, and (d) the Company’s Chapter 11 Cases may be converted into a Chapter 7 liquidation.

As a result of the defaults under the Company’s Credit Agreements and the Indenture governing its Senior Notes, the Company reclassified certain outstanding debt to current liabilities, see Note 6 — Long-Term Debt for further information.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Chapter 11 Bankruptcy Filing (Subsequent Event)

On April 7, 2020, Quorum Health Corporation and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 Cases are being jointly administered under the caption In re Quorum Health Corporation, et al., Case No. 20-10766 (KBO).

The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession under the Bankruptcy Code, the Debtors may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Further, the Debtors filed a variety of “first day” motions with the Bankruptcy Court requesting permission to continue the Company’s business activities in the ordinary course. The Bankruptcy Court entered an order approving the Debtors’ “first day” motions on April 9, 2020 on an interim basis, and the Bankruptcy Court held the final hearing on the “first day” motions on May 6, 2020.

The Company’s filing of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under its debt agreements. Specifically, the filing of the Chapter 11 Cases constituted an event of default under the Credit Agreements and the Indenture. Due to the Chapter 11 Cases, however, the lenders’ ability to exercise remedies under their respective credit agreements and debt instruments was stayed as of the date of the Chapter 11 petition and continues to be stayed.

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

The Debtors filed the Plan with the Bankruptcy Court on April 7, 2020. Under the RSA, the Plan must be confirmed and declared effective by the Bankruptcy Court no later than June 21, 2020, but if any required regulatory approval has not been obtained prior to June 21, 2020, then the Company automatically has an additional twenty calendar days to obtain a confirmed and effective Plan. Under the Bankruptcy Code, a majority in number and two-thirds in amount of each impaired class of claims must approve the Plan. The RSA requires the Consenting Stakeholders to vote in favor of and support the Plan, and the Consenting Stakeholders represent the requisite number of votes in each impaired class of creditors entitled to vote on the Plan.

The Plan provides that the reorganized QHC (the “Reorganized QHC”) will pay all of the general unsecured claims against the Debtors’ estate in the ordinary course of business. Moreover, the Plan will allow the Company to reduce its debt by approximately $500 million through the refinancing and paydown of its Senior Credit Facility, the refinancing of its ABL Credit Facility and the extinguishment of its Senior Notes. In exchange for the extinguishment of their claims under the Senior Notes, the Reorganized QHC will issue to the holders of the Senior Notes 100% of the shares of new common stock of the Reorganized QHC, subject to dilution by shares of new common stock issued pursuant to the Equity Commitment Agreement (defined below) and the management incentive plan that will be adopted by the Reorganized QHC. The holders of Senior Notes also will receive interests in a litigation trust established by QHC in the Chapter 11 Cases. The Plan requires, and the Company expects, that all of the Company’s existing shares of common stock, restricted stock, and restricted stock units will be cancelled in the Chapter 11 Cases without receiving any distributions from the Debtors. The Company expects to fund the distributions under the Plan through cash on hand, shares of new common stock of the Reorganized QHC, certain exit financing arrangements, and an equity raise of at least $200 million pursuant to that certain Equity Commitment Agreement, among the Company and certain of the Consenting Noteholders (the “Equity Commitment Agreement”).

Additionally, on April 10, 2020, the Company entered into a Superpriority Secured Debtor-in-Possession Credit Agreement, among the Company, as the borrower, certain subsidiaries of the Company party thereto as guarantors, the lenders party thereto, GLAS USA, LLC, as administrative agent for the lenders, and GLAS Americas, LLC, as collateral agent for the lenders (the “DIP Credit Agreement”), which obtained final approval by the Bankruptcy Court on May 6, 2020. See Note 6 — Long Term Debt – Debtor-in-Possession Credit Agreement for additional information about the DIP Credit Agreement.

The Company cannot predict the ultimate outcome of the Chapter 11 Cases. Although the Company expects the Chapter 11 Cases to be resolved quickly since the Company entered bankruptcy with a joint prepackaged plan of reorganization, third parties may propose alternative plans of reorganization, the RSA may be terminated by one or more of the Consenting Stakeholders or the Company, or the Bankruptcy Court may refuse to confirm the Plan. In the event the Plan is not confirmed or the RSA is terminated, the duration of the Chapter 11 Cases will be extended which will increase the Company’s expenses and reduce the Company’s capital

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

resources. Further, even if the Plan is confirmed, although the Company expects the exit financing provided for in the Plan will be sufficient to make all payments required by the Plan, the Company faces many risks and uncertainties that it cannot predict and consequently, there is no guarantee that the exit financing provided for in the Plan will be sufficient to accomplish the Company’s reorganization strategy.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) a pandemic. The outbreak of the COVID-19 pandemic is materially adversely affecting the Company’s employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 outbreak will impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. As the COVID-19 pandemic continues, the Company’s results of operations, financial condition and cash flows are likely to continue to be materially adversely affected, particularly if the pandemic persists for a significant amount of time.

From an operational perspective, the Company is focused on providing the safest possible environment for its employees, physicians and other caregivers, and for the care of its patients. The Company is working with federal, state and local health authorities to respond to COVID-19 cases in the communities it serves and is taking or supporting measures to try to limit the spread of the virus and to mitigate the burden on the healthcare system. Although the Company is implementing considerable safety measures, as a front line provider of healthcare services, it is deeply exposed to the health and economic effects of COVID-19, many of which have and will continue to have a material adverse impact on the Company’s employees, as well as its business, results of operations, financial condition and cash flows that the Company is not currently able to fully quantify. For example, in March 2020, the Company had to furlough certain employees due to the lack of volume at its hospitals, and these furloughs may persist for the duration of the COVID-19 pandemic. The Company is reassigning hospital personnel with pre-existing conditions or restrictions that make them especially vulnerable to COVID-19 where possible, while some are self-quarantining and not available to work at the Company’s facilities during this time. The Company has also instituted a work-from-home policy for certain of its corporate and administrative offices. Even with such steps, exposure to COVID-19 patients has increased the risk for doctors and nurses, which may further reduce the Company’s operating capacity. All of these actions could result in reduced employee morale, labor unrest, work stoppages or other workforce disruptions.

In 2020, the COVID-19 pandemic has resulted in a substantial reduction in the number of elective surgeries, physician office visits and emergency room volumes at the Company’s facilities due to restrictive measures, such as shelter-in-place orders, and general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system. The Company believes that certain of these patient volume declines reflect a deferral of healthcare services utilization to a later period, rather than a permanent reduction in demand for its services. Given the general necessity of the healthcare services that the Company provides, the Company anticipates that this deferral of services may create a backlog of demand in the future, in addition to the resumption of historically normal activity; however, there is no assurance that either will occur. In addition, while many of the hospitals that the Company operates in a wide range of geographies have not experienced major capacity constraints to date, other hospitals in areas that are centers of the COVID-19 outbreak have been overwhelmed, experiencing excessive demand, potentially preventing them from treating all patients who seek care. Despite considerable efforts to source vital supplies, the Company is also experiencing supply chain disruptions, including shortages, delays and significant price increases in equipment, pharmaceuticals and medical supplies, particularly personal protective equipment (“PPE”). Staffing, equipment, and pharmaceutical and medical supplies shortages may also impact the Company’s ability to admit and treat patients.

The Company may also require an increased level of working capital if it experiences extended billing and collection cycles as a result of displaced employees, payors, revenue cycle management contractors, or otherwise. Broad economic factors resulting from the current COVID-19 pandemic, including increasing unemployment rates and reduced consumer spending, also affect the Company’s service mix, revenue mix and patient volumes, as well as its ability to collect outstanding receivables. Business closings and layoffs in the areas the Company operates may lead to increases in the uninsured and underinsured populations and adversely affect demand for its services, as well as the ability of patients and other payers to pay for services as rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect the Company’s results of operations, financial position and cash flows, requiring an increased level of working capital. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, the Company’s business, results of operations, financial position and cash flows will continue to be materially adversely affected.

In addition, the Company’s results of operations, financial position and cash flows may be materially adversely affected by federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

the U.S. healthcare system, which, if adopted, could result in direct or indirect restrictions to its business, results of operations, financial position and cash flows. The Company may also be subject to lawsuits from patients, employees and others exposed to COVID-19 at its facilities. Such actions may involve large demands, as well as substantial defense costs, though there is no certainty at this time whether any such lawsuits will be filed or the outcome of such lawsuits if filed. The Company’s professional and general liability insurance may not cover all claims against it.

Coronavirus Aid, Relief, and Economic Security Act and the Paycheck Protection Program and Health Care Enhancement Act

Federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency and address revenue losses attributable to COVID-19. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and on April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”) was enacted. The CARES Act includes support for healthcare professionals, patients and hospitals. The CARES Act includes $100 billion in funding to be distributed to eligible providers through the Public Health and Social Services Emergency Fund (“PHSSEF”), expansion of the Medicare Accelerated and Advance Payment Program (“MAAPP”) and changes to the Net Operating Loss (“NOL”) rules and the business interest expense deduction rules under Code Section 163(j).

The PPPHCE Act provides an additional $75 billion to the Department of Health and Human Services (“HHS”) to be distributed to health care providers to reimburse health care-related expenses and lost revenues attributable to COVID-19, as well as an additional $25 billion to facilitate and expand COVID-19 testing. The provision in the PPPHCE Act appropriating the additional $25 billion for health care providers is identical to the provision in the CARES Act that created the initial funding and provides HHS with the same broad authority to issue the funds.

PHSSEF payments (both under the CARES Act and the PPPHCE Act) are intended to reimburse healthcare providers for health care related expenses and lost revenues attributable to COVID-19 and are not required to be repaid provided that recipients attest to and comply with certain terms and conditions, including (in the case of payments under the CARES Act) limitations on balance billing for COVID-19 patients and not using funds received from the PHSSEF to reimburse expenses or losses that have been reimbursed from other sources or that other sources are obligated to reimburse (terms and conditions with respect to payments under the PPPHCE Act have not been issued). If such attestation and compliance cannot be made by a recipient, the funds provided by PHSSEF must be repaid. The payments under the MAAPP are advances on Medicare reimbursement that providers must repay.

Subsequent to March 31, 2020, the Company received $101.0 million in payments through the PHSSEF and the Company may have access to additional funding that may be available to healthcare providers under the CARES Act and PPPHCE Act, although the Company cannot estimate the amount, if any, of such additional funds. In addition, the payments received through the PHSSEF may need to be repaid if the Company is unable to use the funds in accordance with the final regulations of the PHSSEF. Because the regulations under the CARES Act and the PPPHCE Act have yet to be finalized, the extent of the Company’s ability to obtain funding from the CARES Act and the PPPHCE Act is uncertain. As debtors-in-possession under the Bankruptcy Code, the Company is not able to participate in PPPHCEP. In addition, the Company’s NOLs will be substantially reduced based on cancellation of debt income that will be realized by the Company under the Plan, and therefore the Company is expected to receive minimal benefit from the changes to the treatment of NOLs under the CARES Act.

Due to the recent enactment of this legislation and the lack of final regulations, there is a high degree of uncertainty around the CARES Act’s and PPPHCE Act’s implementation and the Company continues to assess their potential impact on its business, results of operations, financial condition and cash flows.

Additionally, the CARES Act permits the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. The Company began deferral of the employer portion of social security taxes in late April 2020.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides a summary of net operating revenues by payor source (dollars in thousands):

	Three Months Ended March 31,
	2020		2019
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$109,036	31.7%	$129,046	29.1%
Medicaid	61,762	18.0%	81,924	18.5%
Managed care and commercial	140,650	40.9%	174,075	39.3%
Self-pay and self-pay after insurance	17,592	5.1%	37,137	8.4%
Non-patient	14,747	4.3%	20,623	4.7%
Total net operating revenues	$343,787	100.0%	$442,805	100.0%

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

Contractual adjustments, or differences in standard billing rates and the payments derived from contractual terms with governmental and non-governmental third-party payors, are recorded based on management’s best estimates in the period in which services are performed and a payment methodology is established with the patient. Recorded estimates for past contractual adjustments are subject to change, in large part, due to ongoing contract negotiations and regulation changes, which are typical in the U.S. healthcare industry. Revisions to estimates are recorded as contractual adjustments in the periods in which they become known and may be subject to further revisions. In addition, the contracts the Company has with commercial insurance payors may provide for retroactive audit and review of claims. Self-pay and other payor discounts are incentives offered by the Company to uninsured or underinsured patients and other payors to reduce their costs of healthcare services. Subsequent changes in estimates for third-party payors that are determined to be the result of an adverse change in a payor’s ability to pay are recorded as bad debt expense. Bad debt expense for the three months ended March 31, 2020 and 2019 was not material and is included in other operating expenses in the Company’s consolidated statements of income.

Third-Party Program Reimbursements

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical experience, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as new information becomes available, or as years are settled or are no longer subject to such audits, reviews, and investigations. Previous program reimbursements and final cost report settlements are included in due from and due to third-party payors in the consolidated balance sheets. Net adjustments arising from a change in the transaction price for estimated cost report settlements favorably impacted net operating revenues by $0.1 million and $1.8 million during the three months ended March 31, 2020 and 2019, respectively.

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

The following table provides a summary of the components of amounts due from and due to third-party payors, as presented in the consolidated balance sheets (in thousands):

	March 31,	December 31,
	2020	2019

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$13,972	$11,654
State supplemental payment programs	23,764	21,731
Total amounts due from third-party payors	$37,736	$33,385

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$40,606	$37,214
State supplemental payment programs	5,537	6,794
Total amounts due to third-party payors	$46,143	$44,008

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

The following table provides a summary of the portion of Medicaid reimbursements included in the consolidated statements of income that are attributable to state supplemental payment programs (in thousands):

	Three Months Ended March 31,
	2020	2019

Medicaid state supplemental payment program revenues	$37,977	$47,690
Provider taxes and other expenses	14,193	18,866
Reimbursements attributable to state supplemental payment programs, net of expenses	$23,784	$28,824

The California Department of Health Care Services administers the Hospital Quality Assurance Fee (“HQAF”) program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients. Under the HQAF program, the Company recognized $2.8 million of Medicaid revenues and less than $0.1 million of provider taxes for the three months ended March 31, 2020 and $8.1 million of Medicaid revenues and $2.2 million of provider taxes for the three months ended March 31, 2019.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

implicit price concessions. Subsequent changes to the estimate of the transaction price, if any, are generally recorded as an adjustment to patient service revenue in the period of the change.

Charity Care

In the ordinary course of business, the Company provides services to patients who are financially unable to pay for hospital care. The related charges for those patients who are financially unable to pay that otherwise do not qualify for reimbursement from a governmental program are classified as charity care. The Company determines amounts that qualify for charity care primarily based on the patient’s household income relative to the poverty level guidelines established by the federal government. The Company’s policy is to not pursue collections for such amounts. The related charges which are recorded in operating revenues at the standard billing rates and fully offset in contractual allowances were $11.0 million and $5.0 million for the three months ended March 31, 2020 and 2019, respectively.

Accounts Receivable

Substantially all of the Company’s receivables are related to providing healthcare services to patients at its hospitals and affiliated outpatient facilities. For self-pay and self-pay after insurance receivables, the Company estimates the implicit price concession by reserving a percentage of all self-pay and self-pay after insurance accounts receivable without regard to aging category. The estimate of the implicit price concession is based on a model that considers historical cash collections, expected recoveries and any anticipated changes in trends. The Company’s ability to estimate the implicit price concessions is not significantly impacted by the aging of accounts receivable, as management believes that substantially all of the risk exists at the point in time such accounts are identified as self-pay. Significant changes in payor mix, outsourced third party business office operations, including their efforts in collecting the Company’s accounts receivables, economic conditions, or trends in federal and state governmental healthcare coverage, among others, could affect the Company’s estimates of implicit price concessions for self-pay and self-pay after insurance accounts receivable. The Company also continually reviews its overall estimate of implicit price concessions by monitoring historical cash collections as a percentage of trailing net operating revenues, as well as by analyzing current period net operating revenues and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, the composition of self-pay receivables between pure self-pay patients and the patient responsibility portion of third-party insured receivables, and the impact of recent divestitures.

Collections are impacted by the economic ability of patients to pay, the effectiveness of the Company’s billing and collection efforts, which are outsourced to a third party, including their current policies on billings, accounts receivable payor classification and collections. The Company’s results are also affected by third party collection agencies and by the ability of the Company to further attempt collection efforts.

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

Concentration of Credit Risk

The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s hospitals and affiliated outpatient facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s markets and non-governmental third-party payors, Medicare receivables are a significant concentration of credit risk. Accounts receivable, net of contractual adjustments, from Medicare were $50.4 million and $47.6 million, or 18.6% and 16.6% of total patient accounts receivable as of March 31, 2020 and December 31, 2019, respectively. Additionally, the Company believes Illinois Medicaid represents a significant concentration of credit risk to the Company due to the fiscal problems in the state of Illinois that affect the timing and extent of payments due to providers, which are administered by the state of Illinois under the Medicaid program. The Company’s accounts receivable, net of contractual adjustments, from Illinois Medicaid were $17.6 million and $18.3 million, or 6.5% and 6.4% of total patient accounts receivable as of March 31, 2020 and December 31, 2019, respectively.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

in reimbursement rates or delays in reimbursement payments under state supplemental payment or other programs, could also have a similar adverse effect.

The following table provides a summary of the states in which the Company generates more than 5% of its total net patient revenues as determined in the most recent period (dollars in thousands):

	Number of	Three Months Ended March 31,
	Hospitals at	2020		2019
	March 31, 2020	$ Amount	% of Total	$ Amount	% of Total

Illinois	7	$130,645	39.7%	$165,224	39.1%
Oregon	1	58,007	17.6%	58,284	13.8%
Kentucky	3	27,081	8.2%	29,080	6.9%
Utah	1	20,096	6.1%	18,117	4.3%
New Mexico	2	17,138	5.2%	20,064	4.8%

Other Operating Expenses

The following table provides a summary of the major components of other operating expenses (in thousands):

	Three Months Ended March 31,
	2020	2019

Purchased services	$48,323	$37,842
Taxes and insurance	25,647	33,964
Medical specialist fees	20,283	26,070
Transition services agreements	3,185	7,849
Repairs and maintenance	8,215	9,535
Utilities	4,014	5,302
Other miscellaneous operating expenses	15,227	16,227
Total other operating expenses	$124,894	$136,789

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

See Note 17 — Commitments and Contingencies — Insurance Reserves for additional information related to the Company’s insurance reserves and related expenses.

General and Administrative Costs

Substantially all of the Company’s operating costs and expenses are “cost of revenues” items. Operating expenses that could be classified as general and administrative by the Company are costs related to corporate office functions, including, but not limited to tax, treasury, audit, risk management, legal and human resources. These costs are primarily salaries and benefits expenses associated with these corporate office functions. General and administrative costs of the Company were $12.1 million and $12.6 million during the three months ended March 31, 2020 and 2019, respectively.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs in the Company’s consolidated statements of income primarily include legal costs and related settlements, if any, associated with regulatory claims, government investigations into reimbursement payments, strategic initiatives and other litigation matters.

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

Certain of the Company’s lease agreements contain both lease and non-lease components, which are generally accounted for separately. For certain equipment leases, such as medical devices, the lease and non-lease components are accounted for as a single lease component. Additionally, for certain equipment leases containing multiple assets, the Company applies a portfolio approach to account for the assets as one leased asset.

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

A detailed evaluation of potential impairment indicators was performed as of March 31, 2020, which specifically considered the decline in patient volumes as a result of the COVID-19 pandemic and the decline in the fair market value of the Company’s outstanding debt and common stock during the first quarter. On the basis of available evidence as of March 31, 2020, no indicators of impairment were identified. The Company’s impairment tests are based on programs and initiatives being implemented that are designed to achieve its most recent projections. Future negative trends, including potential future impacts of the COVID-19 pandemic, increased operating costs, or higher market interest rates could impact the Company’s future outlook. Such changes impacting the calculation of fair value, the risks of which are amplified by the COVID-19 pandemic, could result in a material impairment charge in the future.

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

Cloud Computing Costs

The Company is in the process of transitioning its information technology services from the IT TSA with CHS. As such, the Company has entered into various cloud computing arrangements related to the Company’s information technology infrastructure, such as financial reporting and budgeting, payroll, compliance and revenue management services. The Company capitalizes certain costs associated with cloud computing arrangements, including, among other items, employee compensation and related benefits and third party consulting costs that are part of the application development stage. These costs are included in other long-term assets on the consolidated balance sheet and are expensed into other operating expenses over the period of the hosting service contract which is generally 5 years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. The Company has capitalized $8.1 million and $5.8 million of costs related to the implementation of cloud computing arrangements as of March 31, 2020 and December 31, 2019, respectively.

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

See Note 2 — Impairment of Long-Lived Assets and Goodwill for additional information related to impairment recorded in the consolidated statements of income for the three months ended March 31, 2020 and 2019.

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

Other Current Liabilities

Other current liabilities consists of the current portion of professional and general liability insurance reserves, including the portion indemnified by CHS in connection with the Spin-off, as well as property tax accruals, software license liabilities, physician guarantees and other miscellaneous current liabilities.

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

Self-Insured Employee Health Benefits

The Company is self-insured for substantially all of the medical benefits of its employees. The Company maintains a liability for its current estimate of incurred but not reported employee health claims based on historical claims data provided by third-party administrators. The undiscounted reserve for self-insured employee health benefits was $6.1 million and $7.8 million as of March 31, 2020 and December 31, 2019, respectively, and is included in accrued salaries and benefits in the consolidated balance sheets. Expense each period is based on the actual claims received during the period plus the impact of any adjustment to the liability for incurred but not reported employee health claims.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. This ASU instead permits an entity to recognize goodwill impairment as the excess of a reporting unit’s carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment of goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The ASU is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of ASU No. 2017-04 did not have a significant impact on the Company’s consolidated results of operations and financial position.

In June 2016, the FASB issued ASU No. 2016-13 — Financial Instruments - Credit Losses to update the methodology used to measure current expected credit losses (“CECL”). This ASU applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. This ASU replaces the current incurred loss impairment methodology with a methodology to reflect CECL and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2023. The Company currently does not expect ASU No. 2016-13 to have a significant impact on its consolidated results of operations, financial position and related disclosures.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 2 – IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

Periodically, the Company evaluates the fair value of hospitals held for sale and intended for divestiture and recognizes any impairment as a result of that evaluation.

The following table provides a summary of the components of impairment recognized (in thousands):

	Three Months Ended March 31,
	2020	2019

Property and equipment	$10,606	$8,400
Capitalized software costs	1,243	460
Other long-lived assets	151	—
Total long-lived asset impairment	12,000	8,860
Goodwill	—	—
Total goodwill and long-lived asset impairment	$12,000	$8,860

NOTE 3 –DIVESTITURES

MetroSouth Medical Center

On March 20, 2020, the Company sold the remaining real property and a portion of the related tangible assets of MetroSouth Medical Center for $1.0 million.

Henderson County Community Hospital

On March 31, 2020, the Company sold 45-bed Henderson County Community Hospital and its affiliated facilities (“Henderson”), located in Lexington, Tennessee, for proceeds of $1.0 million. For the three months ended March 31, 2020 and 2019, the Company’s operating results included pre-tax losses of $1.1 million and $0.3 million, respectively, related to Henderson. In addition to the above, the Company recorded a $1.7 million loss on sale of Henderson for the three months ended March 31, 2020, which included a write-off of allocated goodwill of $0.3 million.

NOTE 4 – PROPERTY AND EQUIPMENT

The following table provides a summary of the components of property and equipment (in thousands):

	March 31,	December 31,
	2020	2019

Property and equipment, at cost:
Land and improvements	$41,529	$41,855
Building and improvements	628,401	639,538
Equipment and fixtures	435,077	441,950
Construction in progress	22,062	16,812
Total property and equipment, at cost	1,127,069	1,140,155
Less: Accumulated depreciation and amortization	(647,985)	(648,139)
Total property and equipment, net	$479,084	$492,016

Depreciation expense was $8.1 million and $10.7 million for the three months ended March 31, 2020 and 2019, respectively. See Note 5 — Goodwill and Intangible Assets for information on amortization expense recorded for property and equipment held under finance lease obligations. See Note 7 — Leases for information on ROU assets held under finance lease obligations.

Purchases of property and equipment accrued in accounts payable were $6.6 million and $8.7 million as of March 31, 2020 and December 31, 2019, respectively.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table provides a summary of changes in goodwill (in thousands):

Three Months Ended
March 31, 2020

Balance at beginning of period	$391,724
Divestitures	(310)
Balance at end of period	$391,414

Goodwill related to the Company’s hospital operations reporting unit was $358.1 million and $358.4 million as of March 31, 2020 and December 31, 2019, respectively. Goodwill related to the hospital management advisory and healthcare consulting services reporting unit was $33.3 million at both March 31, 2020 and December 31, 2019. Total accumulated goodwill impairment losses were $133.5 million at both March 31, 2020 and December 31, 2019.

Intangible Assets

The following table provides a summary of the components of intangible assets (in thousands):

	March 31, 2020
		Accumulated	Net Book
	Cost	Amortization	Value

Finite-lived intangible assets:
Capitalized software costs	$144,982	$(106,780)	$38,202
Physician guarantee contracts	3,269	(1,693)	1,576
Other finite-lived intangible assets	43,212	(38,799)	4,413
Total finite-lived intangible assets, net	191,463	(147,272)	44,191
Indefinite-lives intangible assets:
Tradenames	4,000	—	4,000
Licenses and other indefinite-lived intangible assets	1,125	—	1,125
Total indefinite-lived intangible assets	5,125	—	5,125
Total intangible assets	$196,588	$(147,272)	$49,316

	December 31, 2019
		Accumulated	Net Book
	Cost	Amortization	Value

Finite-lived intangible assets:
Capitalized software costs	$143,985	$(106,478)	$37,507
Physician guarantee contracts	3,261	(1,593)	1,668
Other finite-lived intangible assets	43,212	(38,366)	4,846
Total finite-lived intangible assets, net	190,458	(146,437)	44,021
Indefinite-lives intangible assets:
Tradenames	4,000	—	4,000
Licenses and other indefinite-lived intangible assets	1,134	—	1,134
Total indefinite-lived intangible assets	5,134	—	5,134
Total intangible assets	$195,592	$(146,437)	$49,155

As of March 31, 2020, the Company had $18.6 million of capitalized software costs that are currently in the development stage. Amortization of these costs will begin once the software projects are complete and ready for their intended use. See Note 17 — Commitments and Contingencies — Commitments Related to Information Technology for additional information on certain capitalized software costs related to the Company’s transition of its information technology infrastructure.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Amortization Expense

The following table provides a summary of the components of amortization expense (in thousands):

	Three Months Ended March 31,
	2020	2019

Amortization of finite-lived intangible assets:
Capitalized software costs	$2,658	$2,205
Physician guarantee contracts	266	509
Other finite-lived intangible assets	439	474
Total amortization expense related to finite-lived intangible assets	3,363	3,188
Amortization of leasehold improvements and property and equipment assets held under finance lease obligations	785	786
Total amortization expense	$4,148	$3,974

As of March 31, 2020, the weighted-average remaining amortization period of the Company’s intangible assets subject to amortization, except for capitalized software costs and physician guarantee contracts, was approximately 2.3 years.

NOTE 6 – LONG-TERM DEBT

The following table provides a summary of the components of long-term debt (in thousands):

	March 31,	December 31,
	2020	2019

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$47,000	$22,000
Term Loan Facility, maturing 2022	738,336	738,336
ABL Credit Facility, maturing 2021	99,000	75,000
Senior Notes, maturing 2023	400,000	400,000
Unamortized debt issuance costs and discounts	(23,327)	(25,543)
Finance lease obligations	21,988	22,261
Other debt	316	419
Total debt	1,283,313	1,232,473
Less: Current maturities of long-term debt	(1,262,744)	(1,211,485)
Total long-term debt	$20,569	$20,988

As discussed below, the Company defaulted on the performance of its covenants under the CS Agreement and the Indenture governing the Company’s Senior Notes. As such, all outstanding debt as of March 31, 2020 and December 31, 2019 related to the Revolving Credit Facility, the Term Loan Facility, the ABL Credit Facility, and the Senior Notes have been classified as current maturities of long-term debt in the accompanying consolidated financial statements.

Debtor-in-Possession Credit Agreement

On April 10, 2020, the Company entered into a Superpriority Secured Debtor-in-Possession Credit Agreement, among the Company, as the borrower, certain subsidiaries of the Company party thereto as guarantors, the lenders party thereto (the “DIP Lenders”), GLAS USA, LLC, as administrative agent for the lenders (the “Administrative Agent”), and GLAS Americas, LLC, as collateral agent for the lenders (the “DIP Credit Agreement”). The Bankruptcy Court entered a final order approving the DIP Credit Agreement on May 6, 2020 (the “Final Order”).

The DIP Credit Agreement allows the Company to borrow term loans (the “DIP Loans”) with an aggregate principal amount of up to $100 million (the “DIP Facility”). The Company may draw up to a maximum principal amount of $60 million under the DIP Facility, and thereafter may draw the remaining portion of the loan commitments not drawn subject to the consent of the required lenders under the DIP Credit Agreement or if needed under the Budget (as defined below).

The DIP Loans bear interest at a rate per annum, at the option of the Company, equal to (i) an adjusted LIBOR (with a floor of 1.00%) plus 10.00% or (ii) an alternate base rate (with a floor of 2.00%) plus 9.00%. The adjusted LIBOR is equal to the rate of

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

interest quoted as the London interbank offering rate for deposits in dollars for a term comparable to the interest period applicable to a DIP Loan, adjusted for certain statutory reserves applicable to the Administrative Agent or any DIP Lender under the regulations promulgated by the Board of Governors of the Federal Reserve System of the United States. The alternate base rate is equal to the greatest of (x) the federal funds rate plus 0.5%, (y) the prime rate established by the Administrative Agent, and (z) the adjusted LIBOR in effect plus 1.00%. Upon the occurrence of an event of default, the Administrative Agent is permitted to charge a default rate of interest equal to 2.00% above the rate otherwise applicable. The Company must make interest payments monthly, in arrears, on the first day of each month, upon any prepayment, and at the final maturity date of the DIP Facility.

The Company will use the proceeds of the DIP Loans to fund its operations and working capital during the Chapter 11 Cases, pay obligations arising from or related to the Carve Out, if applicable (as defined below), pay professional fees in connection with the Chapter 11 Cases, make adequate protection payments, and pay fees and expenses incurred in connection with negotiating and implementing the DIP Credit Agreement.

As security for the DIP Loans, the DIP Lenders are entitled to joint and several superpriority claim status in the Chapter 11 Cases. Further, the Debtors granted in favor of the DIP Lenders (i) a first priority security interest in and lien upon (x) the amounts deposited in a segregated deposit account for advances of DIP Loans under the DIP Credit Agreement, and (y) subject to order by the Bankruptcy Court, avoidance actions and the proceeds thereof, and (ii) a junior security interest in and lien upon all of the assets of the Debtors encumbered by the liens established pursuant to the CS Agreement. The guarantors under the CS Agreement also guaranteed the obligations of the Company under the DIP Credit Agreement. The liens and superpriority claims of the DIP Lenders are subject in each case to a carve out (the “Carve Out”) that accounts for certain administrative, court and legal fees payable in connection with the Chapter 11 Cases.

The DIP Credit Agreement contains customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among others, (i) the obligation to deliver a cash flow forecast, setting forth all line-item cumulative receipts and operating disbursements on a weekly basis for a thirteen-week period (the “Budget”), (ii) the obligation to update the Budget every four weeks, (iii) the obligation to achieve certain milestones established by the DIP Lenders, and (iv) the obligation to deliver weekly and monthly operating reports. The Company must use the proceeds of the DIP Loans and operate its business in a manner consistent with the Budget, subject only to variances of 15% for aggregate collections and 15% for aggregate disbursements, tested on a rolling four-week basis.

Moreover, the DIP Credit Agreement contains customary representations and warranties and events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain bankruptcy-related events (such as the conversion of the Chapter 11 Cases to proceedings under Chapter 7 of the Bankruptcy Code), certain events under ERISA, the liens on the collateral of the DIP Lenders cease to be valid and perfected, and a change of control of the Company. If an event of default occurs, the Administrative Agent, at the request of the requisite DIP Lenders, will be entitled to take various actions after giving notice to the Company, including the acceleration of all amounts due under the DIP Credit Agreement and the termination of the DIP Lenders commitments to make DIP Loans, subject to the terms of the Final Order approving the DIP Credit Agreement.

The DIP Facility will mature upon the earlier to occur of (i) October 10, 2020, (ii) the acceleration of the DIP Loans and the DIP Lenders’ commitments as described above, and (iii) the effective date of the Plan.

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

Prior to the CS Amendment, interest under the Term Loan Facility accrued, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 5.75%, or the alternate base rate plus 4.75%. Following the CS Amendment, interest under the Term Loan Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. The effective interest rate on the Term Loan Facility was 8.99% as of March 31, 2020. Interest on outstanding borrowings under the Revolving Credit Facility accrues, at the option of the Company, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%, and remains unchanged under the CS Amendment and the CS Second Amendment. The effective interest rate on the Revolving Credit Facility was 6.53% as of March 31, 2020.

Borrowings from the Revolving Credit Facility are used for working capital and general corporate purposes. As of March 31, 2020, the Company had $47.0 million of borrowings outstanding on the Revolving Credit Facility and had $15.2 million of letters of credit outstanding that were primarily related to the self-insured retention levels of professional and general liability and workers’ compensation liability insurance as security for the payment of claims. As of March 31, 2020, the Company had borrowing capacity under its Revolving Credit Facility of $0.3 million subject to the restraint of the overall borrowing capacity calculated by the Secured Net Leverage Ratio.

The Company has defaulted on the performance of its covenants under the CS Agreement. The Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on April 7, 2020, which constituted an event of default (the “Bankruptcy Event of Default”). In addition, the Company’s Secured Net Leverage Ratio exceeded 5.00 to 1.00 as of December 31, 2019, which constituted an event of default under the CS Agreement (the “Ratio Event of Default”). Moreover, based on the Bankruptcy Default and Ratio Event of Default, the Company’s management concluded there is substantial doubt regarding the Company’s ability to continue as a going concern within one year from the issuance of its consolidated financial statements. As a result, the Company received a going concern qualification in connection with the external audit report of these consolidated financial statements, which also constituted a default under the CS Agreement (the “Going Concern Default”). The CS Agreement also requires the Company to deliver to Credit Suisse its consolidated audited financial statements within ninety days of the end of the 2019 fiscal year. The Company failed to satisfy this covenant on March 30, 2020, which constituted a default under the CS Agreement (the “FS Delivery Default”). The FS Delivery Default has been cured. The Going Concern Default will mature into an event of default after notice to the Company from the administrative agent and the lapse of a thirty-day cure period.

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

ABL Credit Facility

In connection with the Spin-off, on April 29, 2016, the Company entered into an ABL Credit Agreement (the “UBS Agreement,” and together with the CS Agreement, collectively, the “Credit Agreements”), among the Company, the lenders party thereto and UBS AG, Stamford Branch (“UBS”), as administrative agent and collateral agent. On April 11, 2017, the Company executed an amendment to the UBS Agreement with its lender party thereto, which aligned the provisions of the UBS Agreement with the CS Amendment. The UBS Agreement provides for a $125 million senior secured asset-based revolving credit facility (the “ABL Credit Facility”). The available borrowings from the ABL Credit Facility, which are based on eligible patient accounts receivable, are used for working capital and general corporate purposes. As of March 31, 2020, the Company had $99.0 million of borrowings outstanding on the ABL Credit Facility and no additional borrowing capacity.

The ABL Credit Facility has a maturity date of April 29, 2021, subject to customary acceleration events and repayment, extension or refinancing. Interest on outstanding borrowings under the ABL Credit Facility accrues, at the option of the Company, at a base rate or LIBOR, subject to statutory reserves and a floor of 0%, except that all swingline borrowings will accrue interest based on the base rate, plus an applicable margin determined by the average excess availability under the ABL Credit Facility for the fiscal quarter immediately preceding the date of determination. The applicable margin ranges from 1.75% to 2.25% for LIBOR advances and from 0.75% to 1.25% for base rate advances. The effective interest rate on the ABL Credit Facility was 3.79% as of March 31, 2020.

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

The Company also failed to satisfy its affirmative covenant under the UBS Agreement to deliver to UBS audited consolidated financial statements within 90 days of the end of the 2019 fiscal year. The failure to timely deliver the audited consolidated financial statements of the Company constituted a default under the UBS Agreement, which has since been cured. In addition, the Company’s receipt of a going concern qualification in connection with the external audit report of these consolidated financial statements also constituted a default under the UBS Agreement.

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

Senior Notes

On April 22, 2016, QHC issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

obligations of the Company guaranteed on a senior basis by certain of the Company’s subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months. The effective interest rate on the Senior Notes was 12.49% as of March 31, 2020.

The Indenture contains covenants that, among other things, limit the ability of the Company and certain of its subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other restricted payments, make certain investments, create or incur certain liens, sell assets and subsidiary stock, transfer all or substantially all of its assets or enter into merger or consolidation transactions. The Company defaulted on its obligations under the Indenture when it filed a voluntary petition for bankruptcy relief under Chapter 11 of the Bankruptcy Code on April 7, 2020. The Company’s default allows the trustee to accelerate payment of the Senior Notes; however, the Bankruptcy Code imposes an automatic stay which prevents the lender’s enforcement of this remedy while the Chapter 11 Cases are pending.

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

The following table provides a summary of the redemption periods and prices related to the Senior Notes:

Redemption
Period	Prices

Period from April 15, 2019 to April 14, 2020	108.719%
Period from April 15, 2020 to April 14, 2021	105.813%
Period from April 15, 2021 to April 14, 2022	102.906%
Period from April 15, 2022 to April 14, 2023	100.000%

Debt Issuance Costs and Discounts

The following table provides a summary of unamortized debt issuance costs and discounts (in thousands):

	March 31,	December 31,
	2020	2019

Debt issuance costs	$34,533	$34,533
Debt discounts	24,536	24,536
Total debt issuance costs and discounts at origination	59,069	59,069
Less: Amortization of debt issuance costs and discounts	(35,742)	(33,526)
Total unamortized debt issuance costs and discounts	$23,327	$25,543

Finance Lease Obligations and Other Debt

The Company’s debt arising from finance lease obligations primarily relates to its corporate office in Brentwood, Tennessee. As of March 31, 2020 and December 31, 2019, this finance lease obligation was $16.0 million and $16.3 million, respectively. The remainder of the Company’s finance lease obligations relate to property and equipment at its hospitals and corporate office. Other debt consists of physician loans and miscellaneous notes payable to banks.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Debt Maturities

The following table provides a summary of debt maturities for each of the next five years and thereafter (in thousands):

March 31, 2020

Remainder of 2020	$1,285,656
2021	1,629
2022	1,450
2023	1,350
2024	1,455
Thereafter	15,100
Total debt, excluding unamortized debt issuance costs and discounts	$1,306,640

Interest Expense, Net

The following table provides a summary of the components of interest expense, net (in thousands):

	Three Months Ended March 31,
	2020	2019

Senior Credit Facility:
Revolving Credit Facility	$566	$60
Term Loan Facility	16,045	18,332
ABL Credit Facility	820	386
Senior Notes	11,625	11,626
Amortization of debt issuance costs and discounts	2,216	2,161
All other interest expense (income), net	762	(299)
Total interest expense, net	$32,034	$32,266

NOTE 7 – LEASES

The Company has operating and finance leases for its corporate office, certain of its hospitals, medical office buildings, medical equipment and office equipment.

The following table provides a summary of the components of lease costs and rent (in thousands):

	Three Months Ended March 31,
	2020	2019

Operating lease costs:
Operating lease cost	$7,742	$9,076
Variable lease cost	534	605
Short-term rent expense	1,530	1,850
Total operating lease costs	$9,806	$11,531

Finance lease costs:
Amortization of right-of-use assets	$389	$389
Interest on lease liabilities	368	378
Total finance lease costs	$757	$767

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table provides supplemental balance sheet information related to finance leases (in thousands):

	Balance Sheet Classification	March 31, 2020	December 31, 2019

Finance Leases:
Finance lease ROU assets	Property and equipment	$29,399	$29,399
Accumulated amortization	Accumulated depreciation and amortization	7,743	7,273
Current finance lease liabilities	Current maturities of long-term debt	1,510	1,415
Long-term finance lease liabilities	Long-term debt	20,478	20,846

The following table provides supplemental cash flow information related to leases (in thousands):

	Three Months Ended March 31,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,780	$9,106
Operating cash flows from finance leases	314	332
Financing cash flows from finance leases	401	375

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,953	$5,268
Finance leases	128	79

The following table provides the weighted-average lease terms and discount rates used for the Company’s operating and finance leases:

March 31, 2020

Weighted-average remaining lease term (years):
Operating leases	5.2
Finance leases	6.9

Weighted-average discount rate:
Operating leases	10.2%
Finance leases	6.2%

The following table provides a summary of lease liability maturities for the next five years and thereafter (in thousands):

	Operating	Finance
	Leases	Leases

Remainder of 2020	$21,209	$2,073
2021	22,649	2,670
2022	14,205	2,367
2023	8,684	2,055
2024	6,395	2,082
Thereafter	20,490	16,584
Total lease payments	93,632	27,831
Less: Imputed interest	(21,924)	(5,843)
Total lease obligations	71,708	21,988
Less: Current portion	(20,994)	(1,510)
Total long-term lease obligations	$50,714	$20,478

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOTE 8 – OTHER LONG-TERM ASSETS AND OTHER LONG-TERM LIABILITIES

The following table provides a summary of the major components of other long-term assets (in thousands):

	March 31,	December 31,
	2020	2019

Receivable for professional and general liability insurance reserves indemnified by CHS	$22,364	$22,364
Assets of deferred compensation plan	12,584	15,907
Receivable for workers' compensation liability insurance reserves indemnified by CHS	9,874	10,021
Cloud computing implementation costs	8,097	5,786
Notes receivable	4,997	4,854
Other miscellaneous long-term assets	14,851	16,680
Total other long-term assets	$72,767	$75,612

The following table provides a summary of the major components of other long-term liabilities (in thousands):

	March 31,	December 31,
	2020	2019

Professional and general liability insurance reserves	$49,670	$48,703
Workers' compensation liability insurance reserves	14,342	14,148
Benefit plan liabilities	18,480	21,668
Software license liabilities	8,618	6,092
Other miscellaneous long-term liabilities	2,265	2,924
Total other long-term liabilities	$93,375	$93,535

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

The Company recorded impairment related to long-lived assets during the three months ended March 31, 2020 and 2019. See Note 2 — Impairment of Long-Lived Assets and Goodwill for additional information on these impairments. The assessment of fair value was based on Level 3 inputs, as the valuation methodologies used to determine impairment were based on internal projections and unobservable inputs. The portion of the impairment related to hospital assets held for sale was determined based on Level 2 inputs, as the valuation methodologies used to determine impairment considered letters of intent received on these hospitals.

The following table provides a summary of the carrying amounts and estimated fair values of the Company’s long-term debt, including any current maturities of long-term debt (in thousands):

	March 31, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Revolving Credit Facility	$47,000	$47,000	$22,000	$22,000
Term Loan Facility	738,336	671,074	738,336	727,726
ABL Credit Facility	99,000	99,000	75,000	75,000
Senior Notes	400,000	318,308	400,000	339,256
Other debt	22,304	22,304	22,680	22,680
Total long-term debt, excluding debt issuance costs and discounts	$1,306,640	$1,157,686	$1,258,016	$1,186,662

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

NOTE 10 – EQUITY

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock, par value of $0.0001 per share. Shares of preferred stock, none of which are outstanding as of March 31, 2020 or December 31, 2019, may be issued in one or more series having such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the Board of Directors, subject to limitations prescribed by Delaware law and by the Company’s amended and restated certificate of incorporation.

Common Stock

The Company has authorized 300,000,000 shares of common stock, par value of $0.0001 per share. As of March 31, 2020 and December 31, 2019, the Company had 32,664,536 shares and 32,871,019 shares, respectively, of common stock issued and outstanding.

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

All outstanding shares of the Company’s common stock, shares of the Company’s restricted stock (whether vested or unvested), and the Company’s restricted stock units (whether vested or unvested) will be cancelled pursuant to the Plan. Therefore, if the Plan is confirmed by the Bankruptcy Court, the holders of such equity interests of the Company will not receive any recovery.

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

Accumulated Deficit

Accumulated deficit of the Company, as shown in the consolidated balance sheets as of March 31, 2020 and December 31, 2019, represents the Company’s cumulative net losses since the Spin-off and the impact of the adoption of ASC Topic 842.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Revenue Code Section 172, and (3) depreciation, amortization, or depletion (for years beginning before January 1, 2022). The Company calculated excess interest expense of $94.2 million for 2018 and an estimated excess interest expense of approximately $99.6 million for 2019 for a total carryforward of $193.8 million which may be carried forward for an indefinite number of years.

On March 27, 2020, the CARES Act was enacted. Included in the CARES Act are numerous income tax provisions including changes to the Net Operating Loss (“NOL”) rules and the business interest expense deduction rules under Code Section 163(j). In addition, the CARES Act temporarily increases the amount of interest expense that business are allowed to deduct on their tax returns by increasing the 30% Adjusted Taxable Income limitation to 50% for tax years 2019 and 2020.

The Company’s effective tax rate was (0.1)% and (0.4)% for the three months ended March 31, 2020 and 2019, respectively. The Company’s deferred income tax liabilities, net were $7.8 million as of March 31, 2020, compared to $7.7 million as of December 31, 2019, a $0.1 million increase. The increase in deferred tax liabilities during the period was due to tax deductible amortization on indefinite-lived intangibles including goodwill net of goodwill written off in divestitures and the reclassification of refundable alternative minimum tax (“AMT”) credit from net deferred taxes to current income taxes receivable.

In the ordinary course of business, there is inherent uncertainty in quantifying the Company’s income tax positions. The Company assesses its income tax positions and records income tax benefits for all tax years subject to examination based on management’s evaluation of the facts, circumstances, and information available at the reporting date. The Company is not aware of any unrecognized income tax benefits; therefore, it has not recorded any such amounts for the three months ended March 31, 2020 and 2019.

NOTE 12 – EARNINGS PER SHARE

The following table provides a summary of the computation of basic and diluted earnings (loss) per share (in thousands, except earnings per share and shares):

	Three Months Ended March 31,
	2020	2019

Numerator:
Net income (loss)	$(79,501)	$(38,606)
Less: Net income (loss) attributable to noncontrolling interests	271	400
Net income (loss) attributable to Quorum Health Corporation	$(79,772)	$(39,006)
Denominator:
Weighted-average shares outstanding - basic and diluted	30,512,747	29,438,015

Earnings (loss) per share attributable to Quorum Health Corporation stockholders - basic and diluted	$(2.61)	$(1.33)

Due to the net losses attributable to Quorum Health Corporation in the three months ended March 31, 2020 and 2019, no incremental shares were included in diluted earnings (loss) per share for these periods because the net effect of the shares would be anti-dilutive.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following tables provide a summary of financial information related to the Company’s reportable segments (in thousands):

	Three Months Ended March 31,
	2020	2019

Net operating revenues:
Hospital operations	$331,579	$426,153
QHR operations	14,687	15,057
All other	(2,479)	1,595
Total net operating revenues	$343,787	$442,805

Adjusted EBITDA:
Hospital operations	$1,974	$28,333
QHR operations	3,669	4,079
All other	(12,357)	(11,781)
Total Adjusted EBITDA	$(6,714)	$20,631

	March 31,	December 31,
	2020	2019

Assets:
Hospital operations	$1,294,542	$1,341,773
QHR operations	51,376	52,202
All other	141,443	97,910
Total assets	$1,487,361	$1,491,885

The following table provides a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2020	2019

Net income (loss)	$(79,501)	$(38,606)
Interest expense, net	32,034	32,266
Provision for (benefit from) income taxes	112	155
Depreciation and amortization	12,218	14,639
EBITDA	(35,137)	8,454
Legal, professional and settlement costs	11,341	685
Impairment of long-lived assets and goodwill	12,000	8,860
Loss (gain) on sale of hospitals, net	2,421	—
Loss on closure of hospitals, net	202	—
Transition of transition services agreements	2,459	1,142
Post-spin headcount reductions and executive severance	—	1,490
Adjusted EBITDA	$(6,714)	$20,631

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The following table provides a summary of the activity related to unvested restricted stock awards:

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	Per Share

Unvested restricted stock awards at December 31, 2019	2,678,391	$3.34
Granted	—	—
Vested	(757,057)	3.97
Forfeited	(206,482)	4.83
Unvested restricted stock awards at March 31, 2020	1,714,852	$2.88

The Company recognized stock-based compensation expense of $1.1 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively. Stock-based compensation expense is recognized as a component of salaries and benefits expenses in the consolidated statements of income. As of March 31, 2020, the Company had unrecognized stock-based compensation expense of $3.4 million related to restricted stock awards.

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

Defined Contribution Plans

The Quorum Health Retirement Savings Plan (the “Retirement Savings Plan”) is a defined contribution plan, which was established on January 1, 2016 by CHS in anticipation of the Spin-off. Prior to the Spin-off, the cumulative liability for these benefit costs was recorded in Due to Parent, net. The assets and liabilities under this plan were transferred to QHC in connection with the Spin-off. The Retirement Savings Plan covers the majority of the employees at the Company’s subsidiaries. The Company has other minor defined contribution plans at certain of its hospitals that cover employees under the terms of these individual plans. Total expenses to the Company under all defined contribution plans were $0.5 million and less than $0.4 million for the three months ended March 31, 2020 and 2019, respectively. The benefit costs associated with these defined contribution plans are recorded as salaries and benefits expenses in the consolidated statements of income.

Deferred Compensation Plans

On August 18, 2016, the Compensation Committee of the Board of Directors adopted the Executive Nonqualified Excess Plan Adoption Agreement (the “Adoption Agreement”) and the Executive Nonqualified Excess Plan Document (the “Plan Document”), that together, the Adoption Agreement names as the QHCCS, LLC Nonqualified Deferred Compensation Plan (the “NQDCP”). The NQDCP is an unfunded, nonqualified deferred compensation plan that provides deferred compensation benefits for a select group of management, highly compensated employees and independent contractors of the Company’s wholly-owned subsidiary, QHCCS, LLC, a Delaware limited liability company (“QHCCS”), including the Company’s named executive officers. The NQDCP permits

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

participants to defer a portion of their annual base salary, service bonus and performance-based compensation, as well as up to 100% of their incentive compensation in any calendar year. In addition to participant deferrals, QHCCS, and/or its affiliates may make discretionary credits to participants’ accounts for any year. As of March 31, 2020, the assets and liabilities under this plan were $12.6 million and $13.8 million, respectively. As of December 31, 2019, the assets and liabilities under this plan were $15.9 million and $17.2 million, respectively. The assets and liabilities under this plan are included in other long-term assets and other long-term liabilities, respectively, in the consolidated balance sheet.

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

On May 24, 2016, the Board, upon recommendation of the Compensation Committee, approved the Company’s Amended and Restated Supplemental Executive Retirement Plan (the “Amended and Restated SERP”), in order to accrue additional benefits with respect to QHC Employees who otherwise qualify as “Participants” under the Amended and Restated SERP. The Amended and Restated SERP is a noncontributory non-qualified deferred compensation plan under Section 409A of the Internal Revenue Code. The benefit costs under the Amended and Restated SERP were $0.3 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively, and are included in salaries and benefits expenses in the consolidated statements of income.

The long-term portion of the benefit liability for the Amended and Restated SERP was $4.7 million and $4.4 million as of March 31, 2020 and December 31, 2019, respectively, and is included in other long-term liabilities in the consolidated balance sheets. There was no current portion of the benefit liability as of March 31, 2020 and December 31, 2019.

Director’s Fees Deferral Plan

On September 16, 2016, the Board adopted the Quorum Health Corporation Director’s Fees Deferral Plan (the “Director’s Plan”). Pursuant to the Director’s Plan, members of the Board may elect to defer and accumulate fees and stock units, including retainer fees and fees for attendance at Board meetings and Board committees. Under this plan, a director may elect that all or any specified portion of the director’s fees to be earned during a calendar year be credited to a director’s cash account and/or a director’s stock unit account maintained on the individual director’s behalf in lieu of payment. Payment of amounts credited to a director’s cash account and stock unit account will be made upon a payment commencement event, as defined in the Director’s Plan, in accordance with the payment method elected by each director, either in lump sum or in a number of annual installments, not to exceed 15 installments. The Director’s Plan covers directors of the Board not employed by the Company or any of its subsidiaries. Pursuant to the Director’s Plan, the Company registered and made available for issuance under the Director’s Plan a maximum of 150,000 shares of QHC common stock. On February 14, 2019, the Board adopted the Quorum Health Corporation Amended and Restated Director’s Fees Deferral Plan to allow directors to defer and accumulate the equity portion of their director compensation to a restricted stock unit account. As of March 31, 2020, 150,000 restricted stock units have been accrued under the Director’s Plan in lieu of director cash compensation.

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

In addition to the agreements referenced above, the Company entered into certain transition services agreements and other ancillary agreements with CHS, as defined below, defining agreed upon services to be provided by CHS to certain or all QHC hospitals, as determined by each agreement, commencing on the Spin-off date. Certain of these agreements have been terminated as described below. Remaining agreements have terms through April 2021, unless early termination is agreed upon by both parties. Due to the COVID-19 pandemic in 2020 and the limited access to the Company’s hospitals for all functions unrelated to patient care, the transition of the Company’s Computer and Data Processing Services Agreement has been temporarily delayed. As a result, the Company is currently engaged in discussions with CHS regarding an extension of the term of the Computer and Data Processing Transition Services Agreement past April 2021 to meet the Company’s information technology planning needs. The Company expects that these discussions will result in a mutually agreeable extension.

A summary of the major provisions of the transition services agreements that were in place as of March 31, 2020 follows:

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

The total expenses recorded by the Company under the transition services agreements with CHS were $3.2 million and $7.8 million for the three months ended March 31, 2020 and 2019, respectively.

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

Commercial Litigation and Other Lawsuits

•

Zwick Partners LP and Aparna Rao, Individually and On Behalf of All Others Similarly Situated v. Quorum Health Corporation, Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash, Thomas D. Miller and Michael J. Culotta. On September 9, 2016, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee against the Company and certain of its former officers. On April 17, 2017, Plaintiff filed a Second Amended Complaint adding additional defendants, CHS, Wayne T. Smith and W. Larry Cash. The Second Amended Complaint alleges claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and is brought on behalf of a class consisting of all persons (other than defendants) who purchased or otherwise acquired securities of the Company between May 2, 2016 and August 10, 2016. The Complaint sought damages related to the claims. On June 23, 2017, the Company filed a motion to dismiss, which Plaintiff opposed. On April 19, 2018, the Court denied the Company’s motion to dismiss, and the Company filed its answer to the Second Amended Complaint on May 18, 2018. On July 13, 2018, Plaintiff filed its motion for class certification, which Defendants opposed. On March 29, 2019, the Court granted the motion and certified the class. Defendants filed a petition for permission to appeal the class certification decision with the Sixth Circuit Court of Appeals, which petition was denied on July 31, 2019. On September 14, 2018, Plaintiff filed a Third Amended Complaint alleging additional misstatements. On October 12, 2018, Defendants moved to dismiss, and, on March 29, 2019, the Court granted the motion and dismissed the new allegations. On January 31, 2020, Defendants filed a motion for summary judgment on all claims, which motion remains pending. Trial in the case is currently set to begin on July 7, 2020, and a court ordered mediation was held on April 30, 2020. The mediation failed to produce a resolution to the case. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss. The Company is unable to reasonably estimate the amount or range of such possible loss. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material. The case is stayed as to Quorum Health Corporation due to the Company’s bankruptcy filing, but may proceed as to all other defendants with a current trial date of July 7, 2020.

•

Harvey Horwitz, Derivatively on Behalf of Quorum Health Corporation v. Thomas D. Miller, Michael J. Culotta, Barbara R. Paul, R. Lawrence Van Horn, William S. Hussey, James T. Breedlove, William M. Gracey, Joseph A. Hastings, and Adam Feinstein, and Quorum Health Corporation, as Nominal Defendant. On September 17, 2018, a purported shareholder

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

•

Health Grid, LLC vs. QHCCS, LLC. On August 8, 2019 Health Grid, LLC filed a complaint in the Chancery Court of Williamson County, Tennessee, alleging claims of breach of contract, quantum meruit and unjust enrichment against QHCCS, LLC for technology services allegedly performed by Health Grid pursuant to a contract. The Complaint seeks $2,240,000 plus pre-judgment interest and costs. The Company answered the Complaint on September 30, 2019 and asserted defenses and counterclaims for breach of contract and negligent misrepresentation against Health Grid, asserting not more than $15 million in damages related to its counterclaim, plus certain fees and costs. While the litigation is in early stages, the Company believes Health Grid’s claims to be without merit, and intends to vigorously defend against the claims, and vigorously pursue the Company’s counterclaims. The parties are engaged in discovery and the case is set for trial in late September 2020. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss. The Company is unable to reasonably estimate the amount or range of such possible loss because the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material. This matter has been stayed pending final resolution of the Company’s bankruptcy proceeding.

•

U.S. ex rel Derek Lewis and Joey Neiman v. Community Health Systems, Inc., Medhost, Inc., et al. In June 2019, a number of Quorum hospitals were served with the Complaint in a qui tam suit in the United States District Court for the Middle District of Florida (Case No. 18-cv-20394). The allegations in the Amended Complaint generally relate to the hospitals’ use of certain software products licensed to them by co-defendant, Medhost, Inc. The qui tam plaintiffs allege that CHS and its then-affiliated hospitals violated the False Claims Act by submitting claims for Electronic Health Records (“EHR”) Meaningful Use incentive payments that they knew or should have known were false. Pursuant to the False Claims Act, the relators are seeking three times the amount of damages sustained by the United States, plus penalties up to $22,927 per false claim violation and attorneys’ fees. The conduct at issue appears to date primarily from the time period when the hospitals were affiliated with CHS. The United States declined to intervene in this qui tam lawsuit at the time of its unsealing in March 2019. On September 24, 2019, the Quorum hospitals along with other defendants moved to dismiss the complaint. That motion has been fully briefed and currently is awaiting a decision by the court. While the litigation is still at an early stage, the Company believes this matter is without merit and intends to vigorously defend this case. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss. The Company is unable to reasonably estimate the amount or range of such possible loss because the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material. This matter has been stayed pending final resolution of the Company’s bankruptcy proceeding.

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

•

Audrey Kane v. Quorum Health Resources, LLC and Prowers County Hospital District dba Prowers Medical Center, a Colorado Health Service District, CV: 1:19-cv-03267 (U.S.D.C. CO.) Ms. Kane filed suit on January 15, 2020, alleging various gender and religious discrimination theories under Title VII, as well as retaliation claims alleging violations of the federal and Colorado False Claims Acts, and a common law wrongful termination claim. She was employed as CFO of Prowers Medical Center in Lamar, Colorado, for approximately 11 years prior to her termination. QHR filed its Answer on

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

February 5, 2020, denying all of Kane’s claims. The Company believes the claims are without merit, and intends to vigorously defend itself against the claims. The Company is unable to predict the outcome of this matter. However, it is reasonably possible that the Company may incur a loss. The Company is unable to reasonably estimate the amount or range of such possible loss because the case remains in its early stages. Under some circumstances, losses incurred in connection with adverse outcomes in this matter could be material. This matter has been stayed pending final resolution of the Company’s bankruptcy proceeding.

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

The following table provides a summary of the Company’s insurance reserves related to professional and general liability and workers’ compensation liability, distinguished between those indemnified by CHS and those related to the Company’s own risks (in thousands):

	March 31, 2020
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$10,217	$22,364	$10,217	$22,364
All other self-insurance reserves	—	—	4,868	27,306
Total insurance reserves for professional and general liability	10,217	22,364	15,085	49,670
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	1,048	9,874	1,048	9,874
All other self-insurance reserves	—	—	1,799	4,468
Total insurance reserves for workers' compensation liability	1,048	9,874	2,847	14,342
Total self-insurance reserves	$11,265	$32,238	$17,932	$64,012

	December 31, 2019
	Current	Long-Term	Current	Long-Term
	Receivable	Receivable	Liability	Liability

Professional and general liability:
Insurance reserves indemnified by CHS, Inc.	$11,640	$22,364	$11,640	$22,364
All other self-insurance reserves	—	—	4,953	26,339
Total insurance reserves for professional and general liability	11,640	22,364	16,593	48,703
Workers' compensation liability:
Insurance reserves indemnified by CHS, Inc.	1,110	10,021	1,110	10,021
All other self-insurance reserves	—	—	1,988	4,127
Total insurance reserves for workers' compensation liability	1,110	10,021	3,098	14,148
Total self-insurance reserves	$12,750	$32,385	$19,691	$62,851

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

Commitments Related to Information Technology

The Company currently utilizes MEDHOST INC.’s (“Medhost”) software through its Computer and Data Processing Transition Services Agreement (or “IT TSA”) with CHS. In connection with the Company’s planned transition from the IT TSA with CHS, the Company entered into an agreement with Medhost to deploy Medhost’s Electronic Health Record management platform. This agreement includes software license and service fees. The implementation of the Medhost software is expected to be completed by the end of 2021. The Company has capitalized $18.2 million and $13.2 million of costs related to the implementation of the Medhost software as of March 31, 2020 and December 31, 2019, respectively, which are included in intangible assets, net on the consolidated balance sheet. The total additional cost of this project, including software licenses, implementation fees and maintenance fees, are estimated to be approximately $30.5 million to be incurred through 2025.

In addition, the Company has entered into various cloud computing arrangements related to the transition of the Company’s information technology infrastructure, in areas such as financial reporting and budgeting, payroll, compliance and revenue management services. The Company has incurred $8.1 and $5.8 million of implementation costs related to these cloud computing arrangements as of March 31, 2020 and December 31, 2019, respectively, which are included in other long-term assets on the consolidated balance sheet. The total additional costs of these arrangements, including hosting, implementation fees and maintenance fees, are estimated to be approximately $21.0 million to be incurred through 2025.

The Company will incur additional costs to establish the remainder of its information technology systems which includes additional information technology infrastructure costs, among other things. The Company has capitalized $14.3 million and $10.6 million of information technology infrastructure costs as of March 31, 2020 and December 31, 2019, respectively, which are included in property and equipment, net on the consolidated balance sheet. The estimated additional information technology infrastructure costs are approximately $3.3 million. The Company expects the transition from CHS to be completed by the end of 2021. Upon completion, the Company does not anticipate a significant change in its operating costs related to information technology.

NOTE 18 - SUBSEQUENT EVENTS

On April 7, 2020, the Company and certain of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the District of Delaware in order to implement the financial restructuring of the Company. See Note 1 — Basis of Presentation and Significant Accounting Policies — Chapter 11 Bankruptcy Filing, for a discussion of the Chapter 11 Cases, the RSA, and the Senior Credit Facility.

On April 10, 2020, the Company entered into a Superpriority Secured Debtor-in-Possession Credit Agreement which was approved on an interim basis on April 9, 2020 and on a final basis on May 6, 2020 by the Bankruptcy Court. See Note 6 — Long-Term Debt, for a discussion of the DIP Credit Agreement.

On April 20, 2020, the Company entered into a definitive agreement to sell 133-bed Galesburg Cottage Hospital and its affiliated facilities (“Galesburg”), located in Galesburg, Illinois. The sale is structured as a stock transaction. The transaction is expected to be completed by the end of the second quarter of 2020, subject to customary approvals and conditions.

The CARES Act, which was enacted on March 27, 2020, authorizes $100 billion in funding to hospitals and other healthcare providers to be distributed through the PHSSEF. Payments from the PHSSEF are intended to compensate healthcare providers for lost revenues and incremental expenses incurred in response to the COVID-19 pandemic and are not required to be repaid provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. HHS initially distributed $30 billion of this funding based on each provider’s share of total Medicare fee-for-service reimbursement in 2019, but has announced that $50 billion in CARES Act funding (including the $30 billion already distributed) will be allocated proportional to each provider’s share of 2018 net patient revenues. HHS has indicated that distribution of the remaining $50 billion will be targeted primarily to hospitals in COVID-19 high impact areas, to rural providers, and to reimburse providers for COVID-19-related treatment of uninsured patients. Subsequent to March 31, 2020, the Company received $101.0 million in payments from the initial PHSSEF payments, which did not qualify for recognition during the three months ended March 31, 2020.

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Lastly, the CARES Act provides for deferred payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. The Company began deferring the employer portion of social security taxes in late April 2020.

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Income (Loss)

Three Months Ended March 31, 2020

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net operating revenues	$—	$233,265	$110,522	$—	$343,787
Operating costs and expenses:
Salaries and benefits	—	104,561	71,683	—	176,244
Supplies	—	26,952	15,064	—	42,016
Other operating expenses	86	95,627	29,181	—	124,894
Depreciation and amortization	—	9,567	2,651	—	12,218
Lease costs and rent	—	5,081	4,725	—	9,806
Legal, professional and settlement costs	—	11,353	(12)	—	11,341
Impairment of long-lived assets and goodwill	—	12,000	—	—	12,000
Loss (gain) on sale of hospitals, net	—	1,671	750	—	2,421
Loss on closure of hospitals, net	—	202	—	—	202
Total operating costs and expenses	86	267,014	124,042	—	391,142
Income (loss) from operations	(86)	(33,749)	(13,520)	—	(47,355)
Interest expense, net	31,354	636	44	—	32,034
Equity in earnings of affiliates	48,147	3,120	—	(51,267)	—
Income (loss) before income taxes	(79,587)	(37,505)	(13,564)	51,267	(79,389)
Provision for (benefit from) income taxes	185	(53)	(20)	—	112
Net income (loss)	(79,772)	(37,452)	(13,544)	51,267	(79,501)
Less: Net income (loss) attributable to noncontrolling interests	—	—	271	—	271
Net income (loss) attributable to Quorum Health Corporation	$(79,772)	$(37,452)	$(13,815)	$51,267	$(79,772)

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2020

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(79,772)	$(37,452)	$(13,544)	$51,267	$(79,501)
Amortization and recognition of unrecognized pension cost components, net of income taxes	59	59	—	(59)	59
Comprehensive income (loss)	(79,713)	(37,393)	(13,544)	51,208	(79,442)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	271	—	271
Comprehensive income (loss) attributable to Quorum Health Corporation	$(79,713)	$(37,393)	$(13,815)	$51,208	$(79,713)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2019

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(39,006)	$8,889	$(15,046)	$6,557	$(38,606)
Amortization and recognition of unrecognized pension cost components, net of income taxes	49	49	—	(49)	49
Comprehensive income (loss)	(38,957)	8,938	(15,046)	6,508	(38,557)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	400	—	400
Comprehensive income (loss) attributable to Quorum Health Corporation	$(38,957)	$8,938	$(15,446)	$6,508	$(38,957)

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Balance Sheet

March 31, 2020

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$29,192	$2,175	$14	$—	$31,381
Patient accounts receivable	—	185,271	85,555	—	270,826
Inventories	—	29,645	9,227	—	38,872
Prepaid expenses	9	14,349	5,848	—	20,206
Due from third-party payors	—	31,339	6,397	—	37,736
Other current assets	238	17,211	7,219	—	24,668
Total current assets	29,439	279,990	114,260	—	423,689
Intercompany receivable	3	875,102	472,399	(1,347,504)	—
Property and equipment, net	—	343,207	135,877	—	479,084
Goodwill	—	225,318	166,096	—	391,414
Intangible assets, net	—	43,341	5,975	—	49,316
Operating lease right-of-use assets	—	38,627	32,464	—	71,091
Other long-term assets	—	55,778	16,989	—	72,767
Net investment in subsidiaries	1,352,776	—	—	(1,352,776)	—
Total assets	$1,382,218	$1,861,363	$944,060	$(2,700,280)	$1,487,361
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,261,010	$1,601	$133	$—	$1,262,744
Current portion of operating lease liabilities	—	12,853	8,141	—	20,994
Accounts payable	156	128,631	34,486	—	163,273
Accrued liabilities:
Accrued salaries and benefits	—	36,676	22,498	—	59,174
Accrued interest	32,410	—	—	—	32,410
Due to third-party payors	—	38,419	7,724	—	46,143
Other current liabilities	(47)	28,956	13,467	—	42,376
Total current liabilities	1,293,529	247,136	86,449	—	1,627,114
Long-term debt	—	20,513	56	—	20,569
Long-term operating lease liabilities	—	25,748	24,966	—	50,714
Intercompany payable	410,889	466,626	469,989	(1,347,504)	—
Deferred income tax liabilities, net	7,841	—	—	—	7,841
Other long-term liabilities	—	177,851	27,929	(112,405)	93,375
Total liabilities	1,712,259	937,874	609,389	(1,459,909)	1,799,613
Redeemable noncontrolling interests	—	—	2,286	—	2,286
Equity:
Quorum Health Corporation stockholders' equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	3	—	—	—	3
Additional paid-in capital	562,429	990,502	779,116	(1,769,618)	562,429
Accumulated other comprehensive income (loss)	418	456	(37)	(419)	418
Accumulated deficit	(892,891)	(67,469)	(462,197)	529,666	(892,891)
Total Quorum Health Corporation stockholders' equity (deficit)	(330,041)	923,489	316,882	(1,240,371)	(330,041)
Nonredeemable noncontrolling interests	—	—	15,503	—	15,503
Total equity (deficit)	(330,041)	923,489	332,385	(1,240,371)	(314,538)
Total liabilities and equity	$1,382,218	$1,861,363	$944,060	$(2,700,280)	$1,487,361

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

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2020

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(18,090)	$3,886	$5,467	$—	$(8,737)

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(8,554)	(1,752)	—	(10,306)
Capital expenditures for software	—	(1,638)	(45)	—	(1,683)
Proceeds from sale of hospitals	—	990	—	—	990
Other investing activities	—	340	(6)	—	334
Changes in intercompany balances with affiliates, net	—	6,585	—	(6,585)	—
Net cash provided by (used in) investing activities	—	(2,277)	(1,803)	(6,585)	(10,665)

Cash flows from financing activities:
Borrowings under revolving credit facilities	129,000	—	—	—	129,000
Repayments under revolving credit facilities	(80,000)	—	—	—	(80,000)
Borrowings of long-term debt	—	11	—	—	11
Repayments of long-term debt	—	(481)	(34)	—	(515)
Payments on purchase contracts	—	(618)	(83)	—	(701)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(157)	—	—	(157)
Changes in intercompany balances with affiliates, net	(2,959)	—	(3,626)	6,585	—
Net cash provided by (used in) financing activities	46,041	(1,245)	(3,743)	6,585	47,638

Net change in cash and cash equivalents	27,951	364	(79)	—	28,236
Cash and cash equivalents at beginning of period	1,241	1,811	93	—	3,145
Cash and cash equivalents at end of period	$29,192	$2,175	$14	$—	$31,381

QUORUM HEALTH CORPORATION

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2019

(In Thousands)

	Parent Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(18,355)	$49,256	$(22,823)	$—	$8,078

Cash flows from investing activities:
Capital expenditures for property and equipment	—	(4,674)	(3,618)	—	(8,292)
Capital expenditures for software	—	(1,026)	(165)	—	(1,191)
Acquisitions, net of cash acquired	—	—	(455)	—	(455)
Other investing activities	—	1,709	20	—	1,729
Changes in intercompany balances with affiliates, net	—	(45,088)	—	45,088	—
Net cash provided by (used in) investing activities	—	(49,079)	(4,218)	45,088	(8,209)

Cash flows from financing activities:
Borrowings under revolving credit facilities	152,000	—	—	—	152,000
Repayments under revolving credit facilities	(150,000)	—	—	—	(150,000)
Borrowings of long-term debt	—	161	—	—	161
Repayments of long-term debt	(1,371)	(427)	(35)	—	(1,833)
Cancellation of restricted stock awards for payroll tax withholdings on vested shares	—	(461)	—	—	(461)
Cash distributions to noncontrolling investors	—	—	(1,223)	—	(1,223)
Changes in intercompany balances with affiliates, net	17,147	—	27,941	(45,088)	—
Net cash provided by (used in) financing activities	17,776	(727)	26,683	(45,088)	(1,356)

Net change in cash, cash equivalents and restricted cash	(579)	(550)	(358)	—	(1,487)
Cash and cash equivalents at beginning of period	1,209	1,457	537	—	3,203
Cash and cash equivalents at end of period	$630	$907	$179	$—	$1,716

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition, results of operations and cash flows, together with the unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and accompanying notes, and additionally the sections entitled “Business” and “Risk Factors,” included in our Annual Report on Form 10-K filed with the SEC on April 10, 2020 (the “2019 Annual Report on Form 10-K”). The financial information discussed below and included in our 2019 Annual Report on Form 10-K may not necessarily reflect what our results of operations, financial position and cash flows may be in the future. Except as otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “QHC” and the “Company” refer to the consolidated business operations of the hospitals and Quorum Health Resources, LLC (“QHR”) that CHS spun off to Quorum Health Corporation on April 29, 2016 (the “Spin-off”). Additionally, all references to “CHS” and “Parent” refer to Community Health Systems, Inc. and its consolidated subsidiaries. References to our financial statements and financial outlook are on a consolidated basis unless otherwise noted.

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
•

the costs associated with the transition of the transition services agreements (“TSAs”) with CHS, as well as the additional costs and risks associated with any operational problems, delays in collections from payors, errors and control issues during the termination and transition process, and our ability to realize the intended benefits from transitioning the transition services agreements;

•

our ability to timely and effectively establish, implement, transition, and maintain the necessary information technology systems and infrastructure, including cloud computing arrangements, to support our operations and initiatives;

•	the impact of certain outsourcing functions, and the ability of R1 RCM, as provider of our revenue cycle management services, to timely and appropriately bill and collect;
•	our ability to effectively manage our arrangements with third-party vendors for key non-clinical business functions and services;
•	our ability to achieve operating and financial targets and to control the costs of providing services if patient volumes are lower than expected;
•	our ability to achieve and realize the operational and financial benefits expected from our margin improvement program;
•	the effects related to outbreaks of infectious diseases;
•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers;
•	the impact of seasonal or severe weather conditions, tornadoes or earthquakes;
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

Although we believe that these forward-looking statements are based upon reasonable assumptions, these assumptions are inherently subject to significant regulatory, economic and competitive uncertainties and contingencies, which are difficult or impossible to predict accurately and may be beyond our control. Accordingly, we cannot give any assurance that our expectations will in fact occur and caution that actual results may differ materially from those in the forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this filing. We undertake no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

As of March 31, 2020, we owned or leased a diversified portfolio of 23 hospitals in rural and mid-sized markets, which are located in 13 states and have a total of 1,950 licensed beds. Our hospitals provide a broad range of hospital and outpatient healthcare services, including general and acute care, emergency room, general and specialty surgery, critical care, internal medicine, diagnostic services, obstetrics, psychiatric and rehabilitation services. For our hospital operations business, we are paid for our services by governmental agencies, commercial insurers and directly by the patients we serve. We also operate QHR, a leading hospital management advisory and healthcare consulting services business. For our hospital management advisory and healthcare consulting services business, we are paid by the non-affiliated hospitals utilizing our services. Over 95% of our net operating revenues are attributable to our hospital operations business.

Business Strategy Summary

Our business strategy is focused on the following key objectives:

•	strategically expand the breadth and capacity of the specialty care service lines and outpatient services we offer;
•	enhance patient safety, quality of care and satisfaction at our healthcare facilities; and
•	improve the operating and financial performance of our hospital and clinical operations business, including partnering with industry leaders, such as our selection of R1 RCM.

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

Going Concern

Our financial statements have been prepared under the assumption that we will continue as a going concern. On April 7, 2020, we filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. The risks and uncertainties surrounding the Chapter 11 Cases (as defined below), the events of default under our Credit Agreements and the Indenture governing our Senior Notes, and the other conditions impacting our business raise substantial doubt as to our ability to continue as a going concern.

Although Management believes that the reorganization of the Company through the Chapter 11 Cases will position us for sustainable growth opportunities, the Chapter 11 filing caused an event of default under our Credit Agreements and the Indenture governing our Senior Notes, which is stayed during the pendency of our bankruptcy proceeding. Further, there are several risks and uncertainties associated with our bankruptcy, including, among others: (a) our pre-packaged plan of reorganization may never be confirmed or become effective, (b) the Restructuring Support Agreement may be terminated by one or more of the parties thereto, (c) the Bankruptcy Court may grant or deny motions in a manner that is adverse to us and our subsidiaries, and (d) our Chapter 11 Cases may be converted into a Chapter 7 liquidation.

As a result of the defaults under our Credit Agreements and the Indenture governing our Senior Notes, we reclassified certain outstanding debt to current liabilities. See Note 1 — Basis of Presentation and Significant Accounting Policies — Going Concern and Note 6 — Long-Term Debt in the accompanying consolidated financial statements for additional information.

Bankruptcy Proceedings

On April 7, 2020, Quorum Health Corporation and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 Cases are being jointly administered under the caption In re Quorum Health Corporation, et al., Case No. 20-10766 (KBO).

The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession under the Bankruptcy Code, the Debtors may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Further, the Debtors filed a variety of “first day” motions with the Bankruptcy Court requesting permission to continue the Company’s business activities in the ordinary course. The Bankruptcy Court entered an order approving the Debtors’ “first day” motions on April 9, 2020 on an interim basis, and the Bankruptcy Court held the final hearing on the “first day” motions on May 6, 2020.

Our filing of the Chapter 11 Cases constituted an event of default that accelerated our obligations under our debt agreements. Specifically, the filing of the Chapter 11 Cases constituted an event of default under the Credit Agreements and the Indenture. Due to the Chapter 11 Cases, however, the lenders’ ability to exercise remedies under their respective credit agreements and debt instruments was stayed as of the date of the Chapter 11 petition and continues to be stayed.

On April 6, 2020, the Debtors entered into the RSA with the Consenting Stakeholders. Pursuant to the RSA, the Consenting Stakeholders have agreed to vote in favor of and support the confirmation of the Plan by the Bankruptcy Court. If the Plan is confirmed, the financial restructuring of the Debtors will occur in accordance with the following terms:

•

the Debtors will emerge from the Chapter 11 Cases with a capital structure comprised of (a) a new senior secured asset-based revolving credit facility, and (b) a new senior secured term loan facility in an aggregate principal amount of $738.3 million minus an aggregate paydown amount of at least $50 million but no more than $100 million (the “Exit Facility”), as determined by the holders of at least 50% of the aggregate commitment amounts of all commitment parties party to the Equity Commitment Agreement (the “Required Equity Commitment Parties”);

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

•

each holder of a claim arising under the Senior Notes shall receive their pro rata share of (i) 100 percent of the new common stock issued by the Reorganized QHC, subject to dilution by shares of new common stock issued pursuant to the Equity Commitment Agreement and the management incentive plan that will be adopted by the Reorganized QHC, and (ii) interests in the litigation trust established by QHC in the Chapter 11 Cases;

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

Additionally, on April 10, 2020, we entered into a Superpriority Secured Debtor-in-Possession Credit Agreement, among us, as the borrower, certain of our subsidiaries party thereto as guarantors, the lenders party thereto (the “DIP Lenders”), GLAS USA, LLC, as administrative agent for the lenders (the “Administrative Agent”), and GLAS Americas, LLC, as collateral agent for the lenders (the “DIP Credit Agreement”). The Bankruptcy Court entered a final order approving the DIP Credit Agreement on May 6, 2020 (the “Final Order”).

The DIP Credit Agreement allows us to borrow term loans (the “DIP Loans”) with an aggregate principal amount of up to $100 million (the “DIP Facility”). We may draw up to a maximum principal amount of $60 million under the DIP Facility, and thereafter may draw the remaining portion of the loan commitments not drawn subject to the consent of the required lenders under the DIP Credit Agreement or if needed under the budget.

The DIP Loans bear interest at a rate per annum, at the option of the Company, equal to (i) an adjusted LIBOR (with a floor of 1.00%) plus 10.00% or (ii) an alternate base rate (with a floor of 2.00%) plus 9.00%. Upon the occurrence of an event of default, the Administrative Agent is permitted to charge a default rate of interest equal to 2.00% above the rate otherwise applicable. We must make interest payments monthly, in arrears, on the first day of each month, upon any prepayment, and at the final maturity date of the DIP Facility. The DIP Credit Agreement includes customary representations and warranties, covenants and events of default, including, among others, covenants requiring the Debtors to deliver a budget to the lenders under the DIP Facility and operate in accordance with an approved form of such budget. We will use the proceeds of the DIP Loans to fund our operations and working capital during the Chapter 11 Cases, pay obligations arising from or related to the Carve Out, if applicable, pay professional fees in connection with the Chapter 11 Cases, make adequate protection payments, and pay fees and expenses incurred in connection with negotiating and implementing the DIP Credit Agreement.

The DIP Facility will mature upon the earlier to occur of (i) October 10, 2020, (ii) the acceleration of the DIP Loans and the DIP Lenders’ commitments as described above, and (iii) the effective date of the Plan.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) a pandemic. The outbreak of the COVID-19 pandemic is materially adversely affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 outbreak will impact our business, results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or treat its impact and the economic impact on local, regional, national and international markets. As the COVID-19 pandemic continues, our results of operations, financial condition and cash flows are likely to continue to be materially adversely affected, particularly if the pandemic persists for a significant amount of time.

From an operational perspective, we are focused on providing the safest possible environment for our employees, physicians and other caregivers, and for the care of our patients, while safeguarding patient information. We are working with federal, state and local health authorities to respond to COVID-19 cases in the communities we serve and are taking or supporting measures to try to limit the spread of the virus and to mitigate the burden on the healthcare system. Although we are implementing considerable safety measures, as a front line provider of healthcare services, we are deeply exposed to the health and economic effects of COVID-19, many of which have and will continue to have a material adverse impact on our employees, as well as our business, results of operations, financial condition and cash flows that we are not currently able to fully quantify. For example, in March 2020, we had to furlough certain employees due to the lack of volume at our hospitals, and these furloughs may persist for the duration of the COVID-19 pandemic. We are reassigning hospital personnel with pre-existing conditions or restrictions that make them especially vulnerable to COVID-19 where possible, while some are self-quarantining and not available to work at our facilities during this time. We have also instituted a work-from-home policy for certain of our corporate and administrative offices. Even with such steps, exposure to COVID-19 patients has increased the risk for our physicians, nurses and other medical staff, which may further reduce our operating capacity. All of these actions could result in reduced employee morale, labor unrest, work stoppages or other workforce disruptions.

In 2020, the COVID-19 pandemic has resulted in a substantial reduction in the number of elective surgeries, physician office visits and emergency room volumes at our facilities due to restrictive measures, such as shelter-in-place orders, and general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system. We believe that certain of these patient volume declines reflect a deferral of healthcare services utilization to a later period, rather than a permanent reduction in demand for our services. Given the general necessity of the healthcare services we provide, we anticipate that this deferral of services may create a backlog of demand in the future, in addition to the resumption of historically normal activity; however, there is no assurance that either will occur. In addition, while many of the hospitals that we operate in a wide range of geographies have not experienced major capacity constraints to date, other hospitals in areas that are centers of the COVID-19 outbreak have been overwhelmed, experiencing excessive demand, potentially preventing them from treating all patients who seek care. Despite considerable efforts to source vital supplies, we are also experiencing supply chain disruptions, including shortages, delays and significant price increases in equipment, pharmaceuticals and medical supplies, particularly personal protective equipment (“PPE”). Staffing, equipment, and pharmaceutical and medical supplies shortages may also impact our ability to admit and treat patients.

We may also require an increased level of working capital if we experience extended billing and collection cycles as a result of displaced employees, payors, revenue cycle management contractors, or otherwise. Broad economic factors resulting from the current COVID-19 pandemic, including increasing unemployment rates and reduced consumer spending, also affect our service mix, revenue mix and patient volumes, as well as our ability to collect outstanding receivables. Business closings and layoffs in the areas we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients and other payers to pay for services as rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our results of operations, financial condition and cash flows, requiring an increased level of working capital. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our business, results of operations, financial condition and cash flows will continue to be materially adversely affected.

In addition, our results of operations, financial condition and cash flows may be materially adversely affected by federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the U.S. healthcare system, which, if adopted, could result in direct or indirect restrictions to our business, results of operations, financial condition and cash flows. We may also be subject to lawsuits from patients, employees and others exposed to COVID-19 at our facilities. Such actions may involve large demands, as well as substantial defense costs, though there is no certainty at this time whether any such lawsuits will be filed or the outcome of such lawsuits if filed. Our professional and general liability insurance may not cover all claims against us.

Coronavirus Aid, Relief, and Economic Security Act and the Paycheck Protection Program and Health Care Enhancement Act

Federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency and address revenue losses attributable to COVID-19. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and on April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”) was enacted The CARES Act includes support for healthcare professionals, patients and hospitals. The CARES Act includes $100 billion in funding to be distributed to eligible providers through the Public Health and Social Services Emergency Fund (“PHSSEF”) an expansion of the Medicare Accelerated and Advance Payment Program (“MAAPP”) and changes to the Net Operating Loss (“NOL”) rules and the business interest expense deduction rules under Code Section 163(j).

The PPPHCE Act provides an additional $75 billion to the Department of Health and Human Services (“HHS”) to be distributed to healthcare providers to reimburse health care-related expenses and lost revenues attributable to COVID-19, as well as an additional $25 billion to facilitate and expand COVID-19 testing. The provision in the PPPHCE Act appropriating the additional $25 billion for healthcare providers is identical to the provision in the CARES Act that created the initial funding and provides HHS with the same broad authority to issue the funds.

PHSSEF payments (both under the CARES Act and the PPPHCE Act) are intended to reimburse healthcare providers for health care related expenses and lost revenues attributable to COVID-19 and are not required to be repaid, provided, that, recipients attest to and comply with certain terms and conditions, including (in the case of payments under the CARES Act) limitations on balance billing for COVID-19 patients and not using funds received from the PHSSEF to reimburse expenses or losses that have been reimbursed from other sources or that other sources are obligated to reimburse (terms and conditions with respect to payments under the PPPHCE Act have not been issued). If such attestation and compliance cannot be made by a recipient, the funds provided by PHSSEF must be repaid. The payments under MAAPP are advances on Medicare reimbursement that providers must repay.

Subsequent to March 31, 2020, we received $101.0 million in payments through the PHSSEF and we may have access to additional funding that may be available to healthcare providers under the CARES Act and PPPHCE Act, although we cannot know the amount, if any, of such additional funds. In addition, the payments received through the PHSSEF may need to be repaid if we are unable to use the funds in accordance with the final regulations of the PHSSEF. Because the regulations under the CARES Act and the PPPHCE Act have yet to be finalized, the extent of our ability to obtain funding from the CARES Act and the PPPHCE Act is uncertain. As debtors-in-possession under the Bankruptcy Code, we are not able to participate in MAAPP. In addition, our NOLs will be substantially reduced based on cancellation of debt income that will be realized by us under the Plan, and therefore we are expected to receive minimal benefit from the changes to the treatment of NOLs under the CARES Act.

Due to the recent enactment of this legislation and the lack of final regulations, there is a high degree of uncertainty around the CARES Act’s and PPPHCE Act’s implementation and we continue to assess their potential impacts on our business, results of operations, financial condition and cash flows.

Additionally, the CARES Act permits the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. We began deferral of the employer portion of social security taxes in late April 2020.

Financial Overview

Our net operating revenues for the three months ended March 31, 2020 decreased $99.0 million to $343.8 million, compared to $442.8 million for the three months ended March 31, 2019, a 22.4% decrease. The $99.0 million decrease was primarily attributable to a $70.7 million decrease in net operating revenues resulting from the hospitals sold or closed during or since the prior period, a $13.2 million reduction in volume, and a $9.5 million decrease in rate, primarily due to a reduction in the collectability of our self-pay patient accounts receivable. Loss from operations for the three months ended March 31, 2020 was $47.4 million, compared to $6.2 million for the three months ended March 31, 2019. Loss from operations in the 2020 period was negatively impacted by an additional $12.0 million of impairment charges, $2.4 million related to losses on sale of one hospital and $11.3 million related to legal, professional and settlement costs. Our operating results for the three months ended March 31, 2020 reflect a 27.8% decrease in total admissions and a 19.5% decrease in total adjusted admissions compared to the same period in 2019. Same-facility admissions decreased 11.0% and same-facility adjusted admissions decreased 3.8% for the three months ended March 31, 2020 compared to the same period in 2019. The decrease in same-facility admissions and adjusted admissions was primarily a result of the COVID-19 pandemic’s restrictive measures, such as shelter-in-place orders, and general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system.

Recent Divestiture Activity

On March 31, 2020, we sold 45-bed Henderson County Community Hospital and its affiliated facilities (“Henderson”), located in Lexington, Tennessee, for proceeds of $1.0 million.

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

The fourth phase of the HQAF program expired on December 31, 2016. The California Department of Health Care Services (“DHCS”) submitted the Phase V HQAF program package to CMS on March 30, 2017 for approval of the overall program structure and the fees or provider tax rates for the program period January 1, 2017 through June 30, 2019, and the fee-for-service inpatient and outpatient upper payments limits (“UPL”) for each of the state fiscal years in the period January 1, 2017 through June 30, 2019. CMS issued formal approval of Phase V HQAF on December 15, 2017. The approvals included the inpatient and outpatient fee-for-service supplemental payments and the overall tax structure. However, CMS has not yet issued a decision on the managed care components of the Phase V HQAF program and, therefore, the payment amounts in the draft model are not finalized. In addition, the supplemental Medi-Cal managed care payments made through the new directed payment mechanism have been estimated using inpatient utilization data publicly reported to the California Office of Statewide Health Planning and Development for the fiscal year ending in 2015. However, the directed payments will be made for inpatient and outpatient services provided to in-network patients during the current state fiscal year. Phase V of California’s HQAF program expired on June 30, 2019 and the next phase of the program, Phase VI, began July 1, 2019 and is a 30 month program.

The California State Plan Amendments related to the Medicaid inpatient and outpatient fee-for-service has been formally approved by CMS in letters dated February 25, 2020. Additionally, the hospital assessment portion of the HQAF VI has formally been approved by CMS in a letter dated February 14, 2020. Of the total supplemental payments in the HQAF VI program by all hospitals, our portion represents 0.16%. We are estimating that our net impact for Phase VI over the 30-month period, January 1, 2019 through December 31, 2021, will be $27.6 million. While uncertainties regarding the timing and amount of payments under the HQAF program exist, our estimates of future cash collections at this time, net of any provider taxes, including those related to previous programs, are $2.8 million in 2020 and $0.9 million in 2021. While we are able to estimate the net impact of Phase VI, the timeline regarding receipt of the supplemental payments has not been released by the State of California for Phase VI and therefore is not included in our estimate of future cash collections.

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

Basis of Presentation

Our financial statements have been prepared under the assumption that QHC will continue as a going concern, but management has concluded there is substantial doubt about our ability to continue as a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financial Outlook” for additional information regarding factors impacting our future earnings projections and management’s plans which, as of March 31, 2020, do not alleviate the substantial doubt about our ability to continue as a going concern.

On April 7, 2020, we filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code. The filing of the bankruptcy petition constituted an event of default under our Credit Agreements and the indenture governing our Senior Notes. Management has concluded that our bankruptcy proceedings also create substantial doubt about our ability to continue as a going concern. The audit report issued by our independent registered public accounting firm in connection with our audited consolidated and combined financial statements included in the 2019 Annual Report on Form 10-K contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

Amounts we collect for medical treatment of patients covered by Medicare, Medicaid and non-governmental third-party payors are generally less than our standard billing rates. Our standard charges and reimbursement rates for routine inpatient services vary significantly depending on the type of medical procedure performed and the geographical location of the hospital. Differences in our standard billing rates and the amounts we expect to collect from third-party payors are classified as contractual adjustments. The reimbursements we ultimately receive as payments for services are determined for each patient instance of care, based on the contractual terms we negotiate with third-party payors or based on federal and state regulations related to governmental healthcare programs. Except for emergency department services, our policy is to determine the payment methodology with patients prior to when the services are performed. Self-pay and other payor discounts are incentives offered to uninsured or underinsured patients or other payors to reduce their costs of healthcare services. Our collection levels are impacted by significant changes in payor mix, centralized business office operations, including outsourced efforts in collecting our accounts receivables, economic conditions or trends in federal and state governmental healthcare coverage, among other things. See “Overview — Coronavirus Aid, Relief, and Economic Security Act and the Paycheck Protection Program and Health Care Enhancement Act” for information related to the CARES Act and the potential impact in 2020 on our reimbursement under governmental healthcare programs.

The following table provides a summary of our net operating revenues for the three months ended March 31, 2020 and 2019 by payor source (dollars in thousands):

	Three Months Ended March 31,
	2020		2019
	$ Amount	% of Total	$ Amount	% of Total

Medicare	$109,036	31.7%	$129,046	29.1%
Medicaid	61,762	18.0%	81,924	18.5%
Managed care and commercial	140,650	40.9%	174,075	39.3%
Self-pay and self-pay after insurance	17,592	5.1%	37,137	8.4%
Non-patient	14,747	4.3%	20,623	4.7%
Total net operating revenues	$343,787	100.0%	$442,805	100.0%

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

We use a third-party automated contractual adjustments system to calculate our contractual adjustments each month. Contractual adjustments are calculated utilizing historical paid claims data by payor source. The key assumptions used by the system to calculate the current period estimated contractual adjustments are derived on a payor-specific basis from the estimated contractual reimbursement percentage and historical paid claims data. The automated contractual adjustments system does not include patient account level information, as it estimates an average contractual adjustment for each payor source. Actual reimbursement payments we receive from third-party payors could be different from the amounts we estimated and recorded. If the actual contractual reimbursement percentages by payor source differed by 1% from our estimated contractual reimbursement percentages, our net loss for the three months ended March 31, 2020 would have changed by $13.1 million. If we applied a 1% differential to our patient accounts receivable due from governmental, managed care and commercial third-party payors as of March 31, 2020, patient accounts receivable, net would have changed by $13.1 million.

Cost report settlements under reimbursement programs with Medicare, Medicaid and other managed care plans are estimated and recorded in the period patient services are performed and any revisions to estimates of previous program reimbursements are recorded in subsequent periods until the final cost report settlements are determined. We account for cost report settlements in contractual adjustments in our consolidated statements of income and recognize these amounts as due from and due to third-party payors on our consolidated balance sheets. Contractual adjustments related to previous program reimbursements and final cost report settlements favorably impacted net operating revenues by $0.1 million and $1.8 million during the three months ended March 31, 2020 and 2019, respectively.

Several states have established supplemental payment programs, including disproportionate share programs, for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. The amounts due to us under such programs are included in due from third-party payors on our balance sheets. Some of these programs have participation costs, referred to as fees or provider taxes. We record these costs in due to third-party payors on our consolidated balance sheets. We recognize the reimbursement payments due to us from these programs in the periods amounts are estimable and revenue collection is reasonably assured. We record the revenues as favorable contractual adjustments in our net operating revenues and the related provider taxes as other operating expenses in our statements of income. See “Overview — Coronavirus Aid, Relief, and Economic Security Act and the Paycheck Protection Program and Health Care Enhancement Act” for information related to the CARES Act and the potential impact in 2020 on our reimbursement under governmental healthcare programs.

The following table shows the portion of our Medicaid reimbursements attributable to state supplemental payment programs for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019

Medicaid state supplemental payment program revenues	$37,977	$47,690
Provider taxes and other expenses	14,193	18,866
Reimbursements attributable to state supplemental payment programs, net of expenses	$23,784	$28,824

The California Department of Health Care Services administers the HQAF program, imposing a fee on certain general and acute care California hospitals. Revenues generated from these fees provide funding for the non-federal supplemental payments to California hospitals that serve California’s Medi-Cal and uninsured patients. Under the HQAF program, we recognized $2.8 million of Medicaid revenues and less than $0.1 million of provider taxes for the three months ended March 31, 2020 and $8.1 million of Medicaid revenues and $2.2 million of provider taxes for the three months ended March 31, 2019.

The following table provides a summary of the components of amounts due from and due to third-party payors (in thousands):

	March 31,	December 31,
	2020	2019

Amounts due from third-party payors:
Previous program reimbursements and final cost report settlements	$13,972	$11,654
State supplemental payment programs	23,764	21,731
Total amounts due from third-party payors	$37,736	$33,385

Amounts due to third-party payors:
Previous program reimbursements and final cost report settlements	$40,606	$37,214
State supplemental payment programs	5,537	6,794
Total amounts due to third-party payors	$46,143	$44,008

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

Our policy is to write off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside secondary collection agencies. We believe this policy accurately reflects the likelihood of recovery consistent with our ongoing collection efforts and is consistent with practices within the U.S. healthcare industry. We had $572.1 million and $534.4 million of past due patient account balances at March 31, 2020 and December 31, 2019, respectively, being pursued by secondary collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by these secondary collection agencies. These amounts have been written-off and they are not included in accounts receivable in our consolidated balance sheets. Any amounts collected are recognized as revenue upon receipt.

For self-pay receivables, the total amount of contractual adjustments, discounts and implicit price concessions that reduces these receivables to their net carrying value were $649.5 million and $648.5 million as of March 31, 2020 and December 31, 2019, respectively. If our actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in recoveries, our net loss for the three months ended March 31, 2020 would have changed $6.9 million.

Days revenue outstanding related to patients accounts receivable, excluding amounts recorded as due to or due from third-party payors, was 70 days and 69 days as of March 31, 2020 and December 31, 2019, respectively.

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

During the three months ended March 31, 2020, we evaluated the fair value of hospitals intended for divestiture. In connection with this evaluation, we recognized long-lived asset impairment of $12.0 million during the three months ended March 31, 2020, which consisted of $10.6 million of property and equipment, $1.2 million of capitalized software costs and $0.2 million of other long-lived assets. During the three months ended March 31, 2019, we evaluated the fair value of hospitals intended for divestiture. In connection with this evaluation, we recognized long-lived asset impairment of $8.9 million during the three months ended March 31, 2019, which consisted of $8.4 million of property and equipment and $0.5 million of capitalized software costs.

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

A detailed evaluation of potential impairment indicators was performed as of March 31, 2020, which specifically considered the decline in patient volumes as a result of the COVID-19 pandemic and the decline in the fair market value of our outstanding debt and common stock during the first quarter. On the basis of available evidence as of March 31, 2020, no indicators of impairment were identified. Our impairment tests are based on programs and initiatives being implemented that are designed to achieve our most recent projections. Future negative trends, including potential future impacts of the COVID-19 pandemic, increased operating costs, or higher market interest rates could impact our future outlook. Such changes impacting the calculation of fair value, the risks of which are amplified by the COVID-19 pandemic, could result in a material impairment charge in the future.

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

A portion of our reserves for workers’ compensation and professional and general liability claims included on our balance sheets relates to reserved claims and incurred but not reported claims prior to the Spin-off. These claims were fully indemnified by CHS under the terms of the Separation and Distribution Agreement. As a result, we have a corresponding receivable from CHS related to these claims on our consolidated balance sheets. See Note 17 — Commitments and Contingencies in our accompanying consolidated financial statements for a table that summarizes the receivables and liabilities associated with our workers’ compensation liability and professional and general liability claims as of March 31, 2020 and December 31, 2019.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. This ASU instead permits an entity to recognize goodwill impairment as the excess of a reporting unit's carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment of goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The ASU is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2017-04 did not have a significant impact on our consolidated results of operations and financial position.

In June 2016, the FASB issued ASU No. 2016-13 — Financial Instruments - Credit Losses to update the methodology used to measure current expected credit losses (“CECL”). This ASU applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. This ASU replaces the current incurred loss impairment methodology with a methodology to reflect CECL and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. This ASU will be effective beginning in the first quarter of our fiscal year 2023. We currently do not expect ASU No. 2016-13 to have a significant impact on our consolidated results of operations, financial position and related disclosures.

Results of Operations

We have summarized our results of operations, including certain financial and operating data for the three months ended March 31, 2020 and 2019 on a comparative basis below. The definitions of certain terms used throughout the remainder of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” follows:

Same-facility. Same-facility financial and operating data, as presented in the comparative discussions herein, excludes hospitals that were sold or closed prior to and as of the end of the current reporting period. Our same-facility operating results for the three months ended March 31, 2020 and 2019, which are reported herein, have been adjusted to exclude the operating results of the following hospitals and their affiliated entities.

	Hospitals Divested as of March 31, 2020
Hospital	Licensed Beds	Disposition	Divestiture Date

Sandhills Regional Medical Center ("Sandhills")	64	Sold	December 1, 2016
Barrow Regional Medical Center ("Barrow")	56	Sold	December 31, 2016
Cherokee Medical Center ("Cherokee")	60	Sold	March 31, 2017
Trinity Hospital of Augusta ("Trinity")	231	Sold	June 30, 2017
Lock Haven Hospital ("Lock Haven")	47	Sold	September 30, 2017
Sunbury Community Hospital ("Sunbury")	70	Sold	September 30, 2017
L.V. Stabler Memorial Hospital ("L.V. Stabler")	72	Sold	October 31, 2017
Affinity Medical Center ("Affinity")	156	Closed	February 11, 2018
Vista Medical Center West ("Vista West")	70	Sold	March 1, 2018
Clearview Regional Medical Center ("Clearview")	77	Sold	March 31, 2018
McKenzie Regional Hospital ("McKenzie")	45	Sold	September 30, 2018
Scenic Mountain Medical Center ("Scenic Mountain")	146	Sold	April 12, 2019
Watsonville Community Hospital ("Watsonville")	106	Sold	September 30, 2019
MetroSouth Medical Center ("MetroSouth")	314	Closed	September 30, 2019
Henderson County Community Hospital ("Henderson")	45	Sold	March 31, 2020

Divestitures Group. The divestitures group, as of March 31, 2020, includes all hospitals that had been sold or closed by us since the Spin-off through March 31, 2020 as shown in the table above. This group of hospitals has certain ongoing operations during the wind-down periods related to the assets and liabilities which were not part of the hospital sale, which typically includes patient accounts receivable, third-party receivables and accounts payable.

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

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table provides a summary of our results of operations, both in dollars and as a percentage of net operating revenues (dollars in thousands):

	Three Months Ended March 31,
	2020		2019		2020 vs 2019
		% of		% of	$	Change
	$ Amount	Revenues	$ Amount	Revenues	Variance	in %

Net operating revenues	$343,787	100.0%	$442,805	100.0%	$(99,018)
Operating costs and expenses:
Salaries and benefits	176,244	51.3%	225,075	50.8%	(48,831)	0.5%
Supplies	42,016	12.2%	51,385	11.6%	(9,369)	0.6%
Other operating expenses	124,894	36.2%	136,789	30.9%	(11,895)	5.3%
Depreciation and amortization	12,218	3.6%	14,639	3.3%	(2,421)	0.3%
Lease costs and rent	9,806	2.9%	11,531	2.6%	(1,725)	0.3%
Electronic health records incentives	—	—%	26	—%	(26)	—%
Legal, professional and settlement costs	11,341	3.3%	685	0.2%	10,656	3.1%
Impairment of long-lived assets and goodwill	12,000	3.5%	8,860	2.0%	3,140	1.5%
Loss (gain) on sale of hospitals, net	2,421	0.7%	—	—%	2,421	0.7%
Loss on closure of hospitals, net	202	0.1%	—	—%	202	0.1%
Total operating costs and expenses	391,142	113.8%	448,990	101.4%	(57,848)	12.4%
Income (loss) from operations	(47,355)	(13.8)%	(6,185)	(1.4)%	(41,170)	(12.4)%
Interest expense, net	32,034	9.3%	32,266	7.3%	(232)	2.0%
Income (loss) before income taxes	(79,389)	(23.1)%	(38,451)	(8.7)%	(40,938)	(14.4)%
Provision for (benefit from) income taxes	112	—%	155	—%	(43)	—%
Net income (loss)	(79,501)	(23.1)%	(38,606)	(8.7)%	(40,895)	(14.4)%
Less: Net income (loss) attributable to noncontrolling interests	271	0.1%	400	0.1%	(129)	—%
Net income (loss) attributable to Quorum Health Corporation	$(79,772)	(23.2)%	$(39,006)	(8.8)%	$(40,766)	(14.4)%

The following table reconciles Adjusted EBITDA and Same-facility Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure (in thousands):

	Three Months Ended March 31,
	2020	2019

Net income (loss)	$(79,501)	$(38,606)
Interest expense, net	32,034	32,266
Provision for (benefit from) income taxes	112	155
Depreciation and amortization	12,218	14,639
EBITDA	(35,137)	8,454
Legal, professional and settlement costs	11,341	685
Impairment of long-lived assets and goodwill	12,000	8,860
Loss (gain) on sale of hospitals, net	2,421	—
Loss on closure of hospitals, net	202	—
Transition of transition services agreements	2,459	1,142
Post-spin headcount reductions and executive severance	—	1,490
Adjusted EBITDA	(6,714)	20,631
Negative EBITDA of divested hospitals	1,372	4,458
Same-facility Adjusted EBITDA	$(5,342)	$25,089

Revenues

The following table provides information related to our net operating revenues (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended March 31,
	2020	2019	$ Variance	% Variance

Consolidated:
Net patient revenues	$329,040	$422,182	$(93,142)	(22.1)%
Non-patient revenues	14,747	20,623	(5,876)	(28.5)%
Total net operating revenues	$343,787	$442,805	$(99,018)	(22.4)%
Net patient revenues per adjusted admission	$9,439	$9,749	$(310)	(3.2)%
Net operating revenues per adjusted admission	$9,862	$10,225	$(363)	(3.6)%

Same-facility:
Net patient revenues	$326,192	$348,895	$(22,703)	(6.5)%
Non-patient revenues	14,608	20,190	(5,582)	(27.6)%
Total net operating revenues	$340,800	$369,085	$(28,285)	(7.7)%
Net patient revenues per adjusted admission	$9,505	$9,782	$(277)	(2.8)%
Net operating revenues per adjusted admission	$9,931	$10,348	$(417)	(4.0)%

The following table provides information related to our net operating revenues by payor source (dollars in thousands):

	Three Months Ended March 31,
	2020		2019		2020 vs 2019
	$ Amount	% of Total	$ Amount	% of Total	$ Variance	Change in %

Consolidated:
Medicare	$109,036	31.7%	$129,046	29.1%	$(20,010)	2.6%
Medicaid	61,762	18.0%	81,924	18.5%	(20,162)	(0.5)%
Managed care and commercial	140,650	40.9%	174,075	39.3%	(33,425)	1.6%
Self-pay and self-pay after insurance	17,592	5.1%	37,137	8.4%	(19,545)	(3.3)%
Non-patient	14,747	4.3%	20,623	4.7%	(5,876)	(0.4)%
Total net operating revenues	$343,787	100.0%	$442,805	100.0%	$(99,018)

Same-facility:
Medicare	$105,638	31.0%	$106,862	29.0%	$(1,224)	2.0%
Medicaid	62,534	18.3%	62,140	16.8%	394	1.5%
Managed care and commercial	139,946	41.1%	147,909	40.0%	(7,963)	1.1%
Self-pay and self-pay after insurance	18,074	5.3%	31,984	8.7%	(13,910)	(3.4)%
Non-patient	14,608	4.3%	20,190	5.5%	(5,582)	(1.2)%
Total net operating revenues	$340,800	100.0%	$369,085	100.0%	$(28,285)

The following table provides information related to certain drivers of our net operating revenues:

	Three Months Ended March 31,
	2020	2019	Variance	% Variance

Consolidated:
Number of licensed beds at end of period	1,950	2,571	(621)	(24.2)%
Admissions	12,811	17,755	(4,944)	(27.8)%
Adjusted admissions	34,858	43,304	(8,446)	(19.5)%
Surgeries	13,338	16,723	(3,385)	(20.2)%
Emergency room visits	103,926	132,125	(28,199)	(21.3)%
Medicare case mix index	1.44	1.47	(0.03)	(2.0)%

Same-facility:
Number of licensed beds at end of period	1,950	1,960	(10)	(0.5)%
Admissions	12,716	14,291	(1,575)	(11.0)%
Adjusted admissions	34,318	35,666	(1,348)	(3.8)%
Surgeries	13,221	13,850	(629)	(4.5)%
Emergency room visits	101,328	104,791	(3,463)	(3.3)%
Medicare case mix index	1.44	1.46	(0.02)	(1.4)%

Net operating revenues for the three months ended March 31, 2020 decreased $99.0 million compared to the three months ended March 31, 2019, consisting of a $93.1 million decrease in net patient revenues and a $5.9 million decrease in non-patient revenues. Our decrease in net patient revenues consisted of a $70.4 million decline related to the divestitures group and a $22.7 million decline related to our same-facility hospitals. The $22.7 million decline in our same-facility net patient revenues was primarily due to a $13.2 million decrease resulting from lower admissions and surgical volume, and a $9.5 million decrease in rate, primarily due to a reduction in the collectability of our self-pay patient accounts receivable. On a consolidated basis, admissions and adjusted admissions declined 27.8% and 19.5%, respectively, when comparing the first quarter of 2020 to the same period in 2019. On a same-facility basis, admissions and adjusted admissions decreased 11.0% and 3.8%, respectively, when comparing the first quarter of 2020 to the same period in 2019. The decrease in same-facility admissions and adjusted admissions was primarily a result of the COVID-19 pandemic’s restrictive measures, such as shelter-in-place orders, and general concerns related to the risk of contracting COVID-19 from interacting with the healthcare system.

Salaries and Benefits

The following table provides information related to our salaries and benefits expenses (dollars in thousands, except per adjusted admission amounts):

	Three Months Ended March 31,
	2020	2019	$ Variance	% Variance

Salaries and benefits	$176,244	$225,075	$(48,831)	(21.7)%
Hospital operations salaries and benefits	$164,020	$204,735	$(40,715)	(19.9)%
Hospital operations salaries and benefits per adjusted admission	$4,705	$4,728	$(23)	(0.5)%
Hospital operations man-hours per adjusted admission	106.4	111.6	(5.2)	(4.7)%

Salaries and benefits decreased $48.8 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Salaries and benefits declined $41.5 million related to the divestitures group and $7.3 million related to same-facility salaries and benefits. The same-facility decrease of $7.3 million was primarily related to outsourcing of our revenue to R1 RCM and the reduction in same-facility adjusted admissions of 3.8% and a reduction of same-facility surgeries of 4.5%.

Supplies

The following table provides information related to our supplies expense (dollars in thousands, except per adjusted admissions amounts):

	Three Months Ended March 31,
	2020	2019	$ Variance	% Variance

Supplies	$42,016	$51,385	$(9,369)	(18.2)%
Supplies per adjusted admission	$1,205	$1,187	$18	1.5%

Supplies expense decreased $9.4 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019, which included a $7.8 million decline related to the divestitures group and a $1.6 million decline related to our same-facility hospitals. The $1.6 million decline in our same-facility hospitals was primarily due to a reduction in same-facility adjusted admissions of 3.8% and a reduction of same-facility surgeries of 4.5%.

Other Operating Expenses

The following table provides information related to our other operating expenses (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	$ Variance	% Variance

Purchased services	$48,323	$37,842	$10,481	27.7%
Taxes and insurance	25,647	33,964	(8,317)	(24.5)%
Medical specialist fees	20,283	26,070	(5,787)	(22.2)%
Transition services agreements	3,185	7,849	(4,664)	(59.4)%
Repairs and maintenance	8,215	9,535	(1,320)	(13.8)%
Utilities	4,014	5,302	(1,288)	(24.3)%
Other miscellaneous operating expenses	15,227	16,227	(1,000)	(6.2)%
Total other operating expenses	$124,894	$136,789	$(11,895)	(8.7)%

Other operating expenses decreased $11.9 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Other operating expenses declined $23.1 million related to the divestitures group offset by an $11.2 million increase related to our same-facility hospitals. The same-facility increase of $11.2 million was primarily due to a $5.0 million net increase in expenses related to the outsourcing of our revenue cycle services to R1 RCM on October 1, 2019 which were offset by a reduction in our salaries and wages, $2.3 million increase in costs associated with the transition of our transition services agreements from CHS and a $0.8 million increase in director fees.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.4 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This decrease was primarily due to the overall reduction in our long-lived assets due to the divestiture or closure of three hospitals in 2019 and to impairment charges since the prior year same period.

Lease Costs and Rent

Lease costs and rent expense decreased $1.7 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, which included a $1.5 million decline related to the divestitures group and a $0.2 million decline related to our same-facility hospitals.

Legal, Professional and Settlement Costs

Legal, professional and settlement costs increased $10.7 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily the result of $11.3 million of costs associated with our bankruptcy proceeding, offset by a reduction in other litigation matters. The legal, professional and settlement costs include legal costs and related settlements, if any, related to regulatory claims, government investigations into reimbursement payments, bankruptcy proceedings, strategic initiatives and other litigation matters. See Note 17 — Commitments and Contingencies in the accompanying consolidated financial statements for additional information on these matters.

Impairment of Long-Lived Assets and Goodwill

For the three months ended March 31, 2020, we recognized $12.0 million of impairment to long-lived assets of certain hospitals which we have identified as potential divestiture candidates or for which we have received letters of intent. For the three months ended March 31, 2019, we recognized $8.9 million of impairment to long-lived assets and goodwill of certain hospitals which we identified as potential divestiture candidates or for which we had received letters of intent.

Loss (Gain) on Sale of Hospitals, Net

We recognized a $2.4 million loss on the sale of hospitals, net in the three months ended March 31, 2020 primarily related to the sale of Henderson.

Interest Expense, Net

The following table provides information related to interest expense, net (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	$ Variance	% Variance

Senior Credit Facility:
Revolving Credit Facility	$566	$60	$506	843.3%
Term Loan Facility	16,045	18,332	(2,287)	(12.5)%
ABL Credit Facility	820	386	434	112.4%
Senior Notes	11,625	11,626	(1)	—%
Amortization of debt issuance costs and discounts	2,216	2,161	55	2.5%
All other interest expense (income), net	762	(299)	1,061	354.8%
Total interest expense, net	$32,034	$32,266	$(232)	(0.7)%

Interest expense, net decreased $0.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to payments on our Term Loan Facility which lowered the overall interest expense, offset by a reduction of interest income due to a decline in past due accounts receivable from the State of Illinois. See Liquidity and Capital Resources below and Note 6 — Long-Term Debt in the accompanying consolidated financial statements for additional information on our indebtedness.

Provision for (Benefit from) Income Taxes

The provision for income taxes decreased $0.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Our effective tax rates were (0.1)% and (0.4)% for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Financial Outlook

Our primary sources of liquidity are cash flows from operations, proceeds from divestitures and available borrowing capacity under our DIP Facility (discussed below). Our cash flows are negatively impacted by the significant amount of interest expense associated with the high debt leverage put in place to affect the Spin-off. Interest payments were $18.2 million for both the three month periods ended March 31, 2020 and 2019.

Our financial statements have been prepared under the assumption that we will continue as a going concern. On April 7, 2020, we filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on April 7, 2020. The risks and uncertainties surrounding the Chapter 11 Cases, the events of default under our credit agreements and the indenture governing our Senior Notes, and the other conditions impacting our business raise substantial doubt as to our ability to continue as a going concern.

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

Sources of Liquidity Related to the Chapter 11 Cases

On April 10, 2020, we entered into a Superpriority Secured Debtor-in-Possession Credit Agreement, among us, as the borrower, certain of our subsidiaries party thereto as guarantors, the lenders party thereto (the “DIP Lenders”), GLAS USA, LLC, as administrative agent for the lenders (the “Administrative Agent”), and GLAS Americas, LLC, as collateral agent for the lenders (the “DIP Credit Agreement”). The Bankruptcy Court entered a final order approving the DIP Credit Agreement on May 6, 2020 (the “Final Order”).

The DIP Credit Agreement allows us to borrow term loans (the “DIP Loans”) with an aggregate principal amount of up to $100 million (the “DIP Facility”). We may draw up to a maximum principal amount of $60 million under the DIP Facility, and thereafter may draw the remaining portion of the loan commitments not drawn subject to the consent of the required lenders under the DIP Credit Agreement or if needed under the Budget (as defined below).

We expect to fund the distributions under the Plan through cash on hand, the new common stock of the Reorganized QHC, certain exit financing arrangements and an equity raise of at least $200 million (which amount may be increased in certain circumstances to $250 million) (the “Equity Commitment Aggregate Amount”) pursuant to the Equity Commitment Agreement. The Equity Commitment Agreement requires certain Consenting Noteholders (the “Equity Commitment Parties”) to commit at least the Equity Commitment Aggregate Amount in new funds to purchase shares of new common stock in the Reorganized QHC at a purchase price of $7.50 per share. Additionally, the Reorganized QHC will issue to the Equity Commitment Parties shares of new common stock in an amount equal to 7.5% of the Equity Commitment Aggregate Amount, issued at a premium price per share of $10.00 (the “Equity Commitment Premium”). We must pay the Equity Commitment Premium to the Equity Commitment Parties in cash under certain circumstances. The equity offering will be conducted in accordance with the exemption from registration set forth in Section 4(a)(2) of the Securities Act. Furthermore, the closing of the equity offering is subject to the satisfaction of customary conditions precedent by the Debtors, including, among others, the RSA has not been terminated, the Plan has been confirmed and declared effective by the Bankruptcy Court, and all other government approvals (including anti-trust approval, if applicable) have been obtained by the Debtors.

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

COVID-19 Pandemic

As previously discussed, we may require an increased level of working capital if we experience extended billing and collection cycles as a result of displaced employees, payors, revenue cycle management contractors, or otherwise. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital. While the economic impact brought by, and the duration of, COVID-19 is difficult to assess or predict, the COVID-19 pandemic could result in significant disruption of global financial markets, reducing our ability to access capital in the future, which could negatively affect our liquidity in the future. In addition, although we may have access to potential additional sources of liquidity through funding that may be available to healthcare providers under the recently enacted CARES Act, there can be no assurance regarding the extent of our access to such funding based on a number of factors, including our filing of the Chapter 11 Cases.

Subsequent to March 31, 2020, we received relief via the CARES Act which included $101.0 million in payments through the PHSSEF. As previously noted, PHSSEF payments are not required to be repaid, subject to certain terms and conditions. Additionally, the CARES Act permits the deferral of payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. We began the deferral of the employer portion of social security taxes in late April 2020.

Statements of Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Variance

Net cash provided by (used in) operating activities	$(8,737)	$8,078	$(16,815)
Net cash provided by (used in) investing activities	(10,665)	(8,209)	(2,456)
Net cash provided by (used in) financing activities	47,638	(1,356)	48,994
Net change in cash, cash equivalents and restricted cash	$28,236	$(1,487)	$29,723

Net cash used in operating activities was $8.7 million for the three months ended March 31, 2020 compared to net cash provided by operating activities of $8.1 million for the three months ended March 31, 2019, a $16.8 million decrease. The changes in operating assets and liabilities on a comparative basis for the three months ended March 31, 2020 and 2019 were impacted by the impending bankruptcy, the effects of COVID-19 and our normal business operations.

Net cash used in investing activities was $10.7 million for the three months ended March 31, 2020 compared to net cash used in investing activities of $8.2 million for the three months ended March 31, 2019, a $2.5 million increase. Capital expenditures for property and equipment increased $2.0 million, primarily due to increased investment in a standalone information system infrastructure.

Net cash provided by financing activities was $47.6 million for the three months ended March 31, 2020, compared to net cash used in financing activities of $1.4 million for the three months ended March 31, 2019, a $49.0 million increase. This increase was primarily due to a $47.0 million increase in our net borrowings under revolving credit facilities in the 2020 period compared to the 2019 period.

Capital Expenditures

Capital expenditures for property, equipment and software were $12.0 million and $9.5 million for the three months ended March 31, 2020 and 2019, respectively. In addition, we had $6.6 million and $2.8 million of capital expenditures related to property and equipment accrued in accounts payable at March 31, 2020 and 2019, respectively. Our capital expenditures primarily consist of purchases of medical equipment, renovations at our hospitals and investments in a standalone information system infrastructure.

Capital Resources

Our net working capital was $(1,203.5) million and $(1,141.8) million as of March 31, 2020 and December 31, 2019, respectively, a $61.8 million decrease. The decrease in our net working capital in 2020 when compared to 2019 was primarily due to an increase in current debt due to increased borrowing under the revolving credit facilities and a decrease in patient accounts receivable partially due to reduced volumes related to COVID-19. In addition, we had an $11.3 million increase in accrued interest primarily related to timing of interest payments on our Senior Notes. The changes in net working capital were impacted by the impending bankruptcy, the effects of COVID-19 and our normal business operations.

Debt

The following table provides a summary of activity related to our long-term debt including current maturities (in thousands):

	Three Months Ended March 31, 2020
				Assets
	Total			Acquired		Total
	Debt at			Under		Debt
	Beginning			Capital		at End
	of Period	Borrowings	Repayments	Leases	Amortization	of Period

Senior Credit Facility:
Revolving Credit Facility, maturing 2021	$22,000	$73,000	$(48,000)	$—	$—	$47,000
Term Loan Facility, maturing 2022	738,336	—	—	—	—	738,336
ABL Credit Facility, maturing 2021	75,000	56,000	(32,000)	—	—	99,000
Senior Notes, maturing 2023	400,000	—	—	—	—	400,000
Unamortized debt issuance costs and discounts	(25,543)	—	—	—	2,216	(23,327)
Finance lease obligations	22,261	—	(401)	128	—	21,988
Other debt	419	11	(114)	—	—	316
Total debt	1,232,473	129,011	(80,515)	128	2,216	1,283,313
Less: Current maturities of long-term debt	(1,211,485)					(1,262,744)
Total long-term debt	$20,988	$129,011	$(80,515)	$128	$2,216	$20,569

As discussed below, we defaulted on the performance of our covenants under the CS Agreement and the indenture governing our Senior Notes. As such, all outstanding debt as of March 31, 2020 and December 31, 2019 related to the Revolving Credit Facility, the Term Loan Facility, the ABL Credit Facility, and the Senior Notes have been classified as current maturities of long-term debt in our accompanying consolidated financial statements.

The following table provides a summary of our long-term debt, allocated between fixed and variable debt (dollars in thousands):

	March 31, 2020
		% of
	$ Amount	Total Debt

Fixed	$422,304	32.3%
Variable	884,336	67.7%
Total debt, excluding unamortized debt issuance costs and discounts	$1,306,640	100.0%

Debtor-in-Possession Credit Agreement

On April 10, 2020, we entered into a Superpriority Secured Debtor-in-Possession Credit Agreement, among us, as the borrower, certain of our subsidiaries party thereto as guarantors, the lenders party thereto (the “DIP Lenders”), GLAS USA, LLC, as administrative agent for the lenders (the “Administrative Agent”), and GLAS Americas, LLC, as collateral agent for the lenders (the “DIP Credit Agreement”). The Bankruptcy Court entered a final order approving the DIP Credit Agreement on May 6, 2020 (the “Final Order”).

The DIP Credit Agreement allows us to borrow term loans (the “DIP Loans”) with an aggregate principal amount of up to $100 million (the “DIP Facility”). We may draw up to a maximum principal amount of $60 million under the DIP Facility, and thereafter may draw the remaining portion of the loan commitments not drawn subject to the consent of the required lenders under the DIP Credit Agreement or if needed under the Budget (as defined below).

The DIP Loans bear interest at a rate per annum, at our option, equal to (i) an adjusted LIBOR (with a floor of 1.00%) plus 10.00% or (ii) an alternate base rate (with a floor of 2.00%) plus 9.00%. The adjusted LIBOR is equal to the rate of interest quoted as the London interbank offering rate for deposits in dollars for a term comparable to the interest period applicable to a DIP Loan, adjusted for certain statutory reserves applicable to the Administrative Agent or any DIP Lender under the regulations promulgated by the Board of Governors of the Federal Reserve System of the United States. The alternate base rate is equal to the greatest of (x) the federal funds rate plus 0.5%, (y) the prime rate established by the Administrative Agent, and (z) the adjusted LIBOR in effect plus 1.00%. Upon the occurrence of an event of default, the Administrative Agent is permitted to charge a default rate of interest equal to 2.00% above the rate otherwise applicable. We must make interest payments monthly, in arrears, on the first day of each month, upon any prepayment, and at the final maturity date of the DIP Facility.

We will use the proceeds of the DIP Loans to fund our operations and working capital during the Chapter 11 Cases, pay obligations arising from or related to the Carve Out (as defined below), pay professional fees in connection with the Chapter 11 Cases, make adequate protection payments, and pay fees and expenses incurred in connection with negotiating and implementing the DIP Credit Agreement.

As security for the DIP Loans, the DIP Lenders are entitled to joint and several superpriority claim status in the Chapter 11 Cases. Further, the Debtors granted in favor of the DIP Lenders (i) a first priority security interest in and lien upon (x) the amounts deposited in a segregated deposit account for advances of DIP Loans under the DIP Credit Agreement, and (y) subject to order by the Bankruptcy Court, avoidance actions and the proceeds thereof, and (ii) a junior security interest in and lien upon all of the assets of the Debtors encumbered by the liens established pursuant to the CS Agreement. The guarantors under the CS Agreement also guaranteed the obligations of the Company under the DIP Credit Agreement. The liens and superpriority claims of the DIP Lenders are subject in each case to a carve out (the “Carve Out”) that accounts for certain administrative, court and legal fees payable in connection with the Chapter 11 Cases.

The DIP Credit Agreement contains customary affirmative and negative covenants applicable to us and our subsidiaries, including, among others, (i) the obligation to deliver a cash flow forecast, setting forth all line-item cumulative receipts and operating disbursements on a weekly basis for a thirteen-week period (the “Budget”), (ii) the obligation to update the Budget every four weeks, (iii) the obligation to achieve certain milestones established by the DIP Lenders, and (iv) the obligation to deliver weekly and monthly operating reports. We must use the proceeds of the DIP Loans and operate our business in a manner consistent with the Budget, subject only to variances of 15% for aggregate collections and 15% for aggregate disbursements, tested on a rolling four-week basis.

Moreover, the DIP Credit Agreement contains certain customary representations and warranties and events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain bankruptcy-related events (such as the conversion of the Chapter 11 Cases to proceedings under Chapter 7 of the Bankruptcy Code), certain events under ERISA, the liens on the collateral of the DIP Lenders cease to be valid and perfected, and a change of control of the Company. If an event of default occurs, the Administrative Agent, at the request of the requisite DIP Lenders, will be entitled to take various actions after giving notice to us, including the acceleration of all amounts due under the DIP Credit Agreement and the termination of the DIP Lenders’ commitments to make DIP Loans, subject to the terms of the Final Order approving the DIP Credit Agreement.

The DIP Facility will mature upon the earlier to occur of (i) October 10, 2020, (ii) the acceleration of the DIP Loans and the DIP Lenders’ commitments as described above, and (iii) the effective date of the Plan.

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

Interest under the Term Loan Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 1% plus 6.75%, or the alternate base rate plus 5.75%. The effective interest rate on the Term Loan Facility was 8.99% as of March 31, 2020. Interest on outstanding borrowings under the Revolving Credit Facility accrues, at our option, at adjusted LIBOR, subject to statutory reserves and a floor of 0% plus 2.75%, or the alternate base rate plus 1.75%. The effective interest rate on the Revolving Credit Facility was 6.53% as of March 31, 2020.

We have defaulted on the performance of our covenants under the CS Agreement. We filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on April 7, 2020, which constituted an event of default (the “Bankruptcy Event of

Default”). In addition, our Secured Net Leverage Ratio exceeded 5.00 to 1.00 as of December 31, 2019, which constituted an event of default under the CS Agreement (the “Ratio Event of Default”). Moreover, based on the Bankruptcy Default and Ratio Event of Default, our management concluded there is substantial doubt regarding our ability to continue as a going concern within one year from the issuance of our consolidated financial statements. As a result, we received a going concern qualification in connection with the external audit report of the consolidated financial statements included in this Annual Report on Form 10-K, which also constituted a default under the CS Agreement (the “Going Concern Default’). The CS Agreement also requires us to deliver to Credit Suisse our consolidated audited financial statements within ninety days of the end of the 2019 fiscal year. We failed to satisfy this covenant on March 31, 2020, which constituted a default under the CS Agreement (the “FS Delivery Default”). The FS Delivery Default has been cured. The Going Concern Default will mature into an event of default after notice to us from the administrative agent and the lapse of a thirty-day cure period.

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

We also failed to satisfy our affirmative covenant under the UBS Agreement to deliver to UBS audited consolidated financial statements within 90 days of the end of the 2019 fiscal year. The failure to timely deliver the audited consolidated financial statements of the Company constituted a default under the UBS Agreement, which has since been cured. In addition, our receipt of a going concern qualification in connection with the external audit report of these consolidated financial statements also constituted a default under the UBS Agreement.

Senior Notes

On April 22, 2016, we issued $400 million aggregate principal amount of 11.625% Senior Notes due 2023, pursuant to the Indenture. The Senior Notes were issued at a discount of $6.9 million, or 1.734%, in a private placement and are senior unsecured obligations guaranteed on a senior basis by certain of our subsidiaries (the “Guarantors”). The Senior Notes mature on April 15, 2023 and bear interest at a rate of 11.625% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016. Interest on the Senior Notes accrues from the date of original issuance and is calculated on the basis of a 360-day year comprised of twelve 30-day months. The effective interest rate on the Senior Notes was 12.49% as of March 31, 2020.

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

Finance Lease Obligations and Other Debt

Our debt arising from finance lease obligations primarily relates to our corporate office in Brentwood, Tennessee. As of March 31, 2020 and December 31, 2019, this finance lease obligation was $16.0 million and $16.3 million, respectively. The remainder of our finance lease obligations relate to property and equipment at our hospitals and corporate office. Other debt consists of physician loans and miscellaneous notes payable to banks.

Redeemable and Non-Redeemable Noncontrolling Interests

Our financial statements include all assets, liabilities, revenues and expenses of less than 100% owned entities that we control. Accordingly, we have recorded noncontrolling interests in the earnings and equity of such entities. Certain of our consolidated subsidiaries have noncontrolling physician ownership interests with redemption features that require us to deliver cash upon the occurrence of certain events outside of our control, such as the retirement, death, or disability of a physician-owner. We record the carrying amount of redeemable noncontrolling interests at the greater of: (1) the initial carrying amount increased or decreased for the noncontrolling interests' share of cumulative net income (loss), net of cumulative amounts distributed, if any, or (2) the redemption value. As of March 31, 2020, we had redeemable noncontrolling interests of $2.3 million and non-redeemable noncontrolling interests of $15.5 million that are included in our balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk associated with changes in interest rates on our variable rate debt. In connection with the Spin-off, on April 29, 2016, we entered into two credit facilities, the Senior Credit Facility and the ABL Credit Facility, that subject us to variable interest rates tied to LIBOR or a base rate. In addition, the DIP Facility subjects us to variable interest rates tied to an adjusted LIBOR or an alternate base rate. Furthermore, the Plan provides that we will emerge from the Chapter 11 Cases with exit financing arrangements, and depending on the final terms, such exit financing arrangements may expose us to variable rate interest risk. As of March 31, 2020, we had outstanding principal amount of debt, excluding unamortized debt issuance costs and discounts, of $884.3 million subject to variable rates of interest, which included $146.0 million of borrowings outstanding under revolving credit facilities as of March 31, 2020. If the interest rate on our variable rate debt outstanding as of March 31, 2020, after taking into consideration the 1% floor on our Term Loan Facility, was 100 basis points higher for the three months ended March 31, 2020, the additional interest expense impacting net income (loss) would have been $2.2 million, or $0.07 per basic and diluted share. We do not currently have any derivative or hedging arrangements, or other known exposures, to changes in interest rates.

The chief executive of the United Kingdom Financial Conduct Authority, or the "FCA", which regulates LIBOR, announced in July 2017 that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Federal Reserve Bank of New York has published the Secured Overnight Financing Rate (SOFR) as an alternative to LIBOR and is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. Due to the uncertainty surrounding the future of LIBOR, it is expected that a transition away from the widespread use of LIBOR to alternative benchmark rates will occur by the end of 2021. Changing to an alternative interest rate may lead to additional volatility in interest rates and could cause our debt service obligations to increase. If the alternative rate of interest under the Senior Credit Facility was used for the three months ended March 31, 2020, we would have incurred additional interest expense of $1.6 million.

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

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Bankruptcy Proceedings

On April 7, 2020, Quorum Health Corporation and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 Cases are being jointly administered under the caption In re Quorum Health Corporation, et al., Case No. 20-10766 (KBO).

The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession under the Bankruptcy Code, the Debtors may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Further, the Debtors filed a variety of “first day” motions with the Bankruptcy Court requesting permission to continue the Company’s business activities in the ordinary course. The Bankruptcy Court entered an order approving the Debtors’ “first day” motions on April 9, 2020 on an interim basis, and the Bankruptcy Court held the final hearing on the “first day” motions on May 6, 2020.

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

On April 6, 2020, the Debtors entered into a Restructuring Support Agreement (the “RSA”) with (i) the lenders who (a) constitute more than a majority in number of the lenders under the Senior Credit Facility and (b) hold at least two-thirds of the aggregate outstanding principal amount of the Senior Credit Facility (the “Consenting First Lien Lenders”), and (ii) the holders who (x) constitute a majority in number of the holders of the Senior Notes and (y) hold at least two-thirds of the aggregate outstanding principal amount of the Senior Notes (the “Consenting Noteholders”, and collectively with the Consenting First Lien Lenders, the “Consenting Stakeholders”). The RSA contemplates that the restructuring and recapitalization of the Debtors will occur through a joint prepackaged plan of reorganization in the Chapter 11 Cases (the “Plan”). Under the RSA, we must seek to have the Plan confirmed and declared effective by no later June 21, 2020, provided that if any required regulatory approval has not been obtained prior to June 21, 2020, then we automatically have an additional twenty calendar days to obtain a confirmed and effective Plan. Under the Bankruptcy Code, a majority in number and two-thirds in amount of each impaired class of claims must approve the Plan. The RSA requires the Consenting Stakeholders to vote in favor of and support the Plan, and the Consenting Stakeholders represent the requisite number of votes in each impaired class of creditors entitled to vote on the Plan.

The Plan provides that the reorganized QHC (the “Reorganized QHC”) will pay all of the general unsecured claims against the Debtors’ estate in the ordinary course of business. Moreover, the Plan will allow us to reduce our debt by approximately $500 million through the refinancing and paydown of our Senior Credit Facility, the refinancing of our ABL Credit Facility and the extinguishment of our Senior Notes. In exchange for the extinguishment of their claims under the Senior Notes, the Reorganized QHC will issue to the holders of the Senior Notes 100% of the shares of new common stock of the Reorganized QHC, subject to dilution by shares of new common stock issued pursuant to the Equity Commitment Agreement (defined below) and the management incentive plan that will be adopted by the Reorganized QHC. The holders of Senior Notes also will receive interests in a litigation trust established by QHC in the Chapter 11 Cases. The Plan requires, and we expect, that all of our existing shares of common stock, restricted stock, and restricted stock units will be cancelled in the Chapter 11 Cases without receiving any distributions from the Debtors. We expect to fund the distributions under the Plan through cash on hand, shares of new common stock of the Reorganized QHC, certain exit financing arrangements, and an equity raise of at least $200 million pursuant to that certain Equity Commitment Agreement, among us and certain of the Consenting Noteholders (the “Equity Commitment Agreement”).

Additionally, on April 10, 2020, we entered into a Superpriority Secured Debtor-in-Possession Credit Agreement, among us, as the borrower, certain of our subsidiaries party thereto as guarantors, the lenders party thereto, GLAS USA, LLC, as administrative agent for the lenders, and GLAS Americas, LLC, as collateral agent for the lenders (the “DIP Credit Agreement”). The Bankruptcy Court entered a final order approving the DIP Credit Agreement on May 6, 2020. See Note 6 – Long Term Debt – Debtor-in-Possession Credit Agreement for additional information about the DIP Credit Agreement.

We cannot predict the ultimate outcome of our Chapter 11 Cases at this time. Although we expect the Chapter 11 Cases to be resolved quickly since we entered bankruptcy with a joint prepackaged plan of reorganization, third parties may propose alternative plans of reorganization, the RSA may be terminated by one or more of the Consenting Stakeholders or the Company, or the Bankruptcy Court may refuse to confirm the Plan. In the event the Plan is not confirmed or the RSA is terminated, the duration of our Chapter 11 Cases will be extended which will increase our expenses and reduce our capital resources. Further, even if our Plan is confirmed, although we expect that the exit financing provided for in the Plan will be sufficient to make all payments required by the Plan, we face many risks and uncertainties that we cannot predict and consequently, there is no guarantee that the exit financing provided for in the Plan will be sufficient to accomplish our reorganization strategy.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors discussed in the 2019 Annual Report on Form 10-K.

The Coronavirus Aid, Relief, and Economic Security Act and the Paycheck Protection Program and Health Care Enhancement Act were recently enacted, and there is a high degree of uncertainty surrounding their implementation. Because the regulations under the CARES Act and the PPPHCE Act have yet to be finalized, the extent of our ability to obtain funding from the CARES Act and the PPPHCE Act is uncertain.

Federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency and address revenue losses attributable to COVID-19. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and on April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”) was enacted. The CARES Act includes support for healthcare professionals, patients and hospitals. The CARES Act includes $100 billion in funding to be distributed to eligible providers through the Public Health and Social Services Emergency Fund (“PHSSEF”), expansion of the Medicare Accelerated and Advance Payment Program (“MAAPP”), and changes to the Net Operating Loss (“NOL”) rules and the business interest expense deduction rules under Code Section 163(j). The PPPHCE Act provides an additional $75 billion to the Department of Health and Human Services (“HHS”) to be distributed to healthcare providers to reimburse health care-related expenses and lost revenues attributable to COVID-19, as well as an additional $25 billion to facilitate and expand COVID-19 testing. The provision in the PPPHCE Act appropriating the additional $25 billion for healthcare providers is identical to the provision in the CARES Act that created the initial funding and provides HHS with the same broad authority to issue the funds. PHSSEF payments (both under the CARES Act and the PPPHCE Act) are intended to reimburse healthcare providers for health care related expenses and lost revenues attributable to COVID-19 and are not required to be repaid, provided, that, recipients attest to and comply with certain terms and conditions, including (in the case of payments under the CARES Act) limitations on balance billing for COVID-19 patients and not using funds received from the PHSSEF to reimburse expenses or losses that have been reimbursed from other sources or that other sources are obligated to reimburse (terms and conditions with respect to payments under the PPPHCE Act have not been issued). If such attestation and compliance cannot be made by a recipient, the funds provided by PHSSEF must be repaid. The payments under MAAPP are advances on Medicare reimbursement that providers must repay.

Subsequent to March 31, 2020, the Company received $101.0 million in payments through the PHSSEF and it may have access to additional funding that may be available to healthcare providers under the CARES Act and PPPHCE Act, although we cannot know the amount, if any, of such additional funds. In addition, the payments received through the PHSSEF may need to be repaid if we are unable to use the funds in accordance with the final regulations of the PHSSEF. Because the regulations under the CARES Act and the PPPHCE Act have yet to be finalized, the extent of our ability to obtain funding from the CARES Act and the PPPHCE Act is uncertain. As debtors-in-possession under the Bankruptcy Code, we are not able to participate in MAAPP. In addition, the Company’s NOLs will be substantially reduced based on cancellation of debt income that will be realized by the Company under the Plan, and therefore the Company is expected to receive minimal benefit from the changes to the treatment of NOLs under the CARES Act. Due to the recent enactment of this legislation and the lack of final regulations, there is a high degree of uncertainty around the CARES Act’s and PPPHCE Act’s implementation and we continue to assess their potential impact on our business, results of operations, financial condition and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides the information with respect to purchases made by us of shares of our common stock during each of the months during the three-month period ended March 31, 2020:

				Total Number	Maximum Number
				of Shares	(or Approximate Dollar
	Total		Average	Purchased as	Values) of Shares That
	Number of		Price	Part of Publicly	May Yet Be Purchased
	Shares		Paid	Announced Plans	Under the Plans
Period	Purchased		per Share	or Programs	or Programs

January 1 to January 31, 2020	—		—	—	—
February 1 to February 29, 2020	87,170	(1)	1.14	—	—
March 1 to March 31, 2020	57,616	(1)	1.01	—	—
Total	144,786	(1)		—	—

(1) Represents shares of common stock surrendered to us by certain employees to satisfy tax withholding obligations in connection with the vesting of restricted stock previously awarded to such employees under our Amended and Restated 2016 Stock Award Plan.

Item 3. Defaults Upon Senior Securities

The Company’s filing of the Chapter 11 Cases constituted an event of default under (a) the Credit Agreement, among the Company, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (the “CS Agreement”), providing for the Senior Credit Facility; (b) the ABL Credit Agreement, among the Company, the lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (the “UBS Agreement”), providing for the ABL Credit Facility; and (c) the Indenture, dated as of April 22, 2016, by and between the Company and Wilmington Savings Fund Society, FSB, as successor trustee to Regions Bank (the “Indenture”), governing the Senior Notes.

Additional defaults also have occurred under the CS Agreement and UBS Agreement. The Company’s Secured Net Leverage Ratio exceeded 5.00 to 1.00 as of December 31, 2019, which constituted an event of default under the CS Agreement. Moreover, the Company received a going concern qualification in connection with the external audit report of its consolidated financial statements for the year ended December 31, 2019, which constituted a default under the CS Agreement and the UBS Agreement.

As previously disclosed, any efforts to enforce the Company’s obligations under the CS Agreement, UBS Agreement, and Indenture are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the foregoing debt instruments are subject to the applicable provisions of the Bankruptcy Code.

Item 6. Exhibits

No.	Description

10.1

Restructuring Support Agreement, dated April 6 2020, by and among the Company and certain of its creditors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 7, 2020 (File No. 001-37550)).

10.2

Equity Commitment Agreement, dated April 6 2020, by and among the Company and certain of the holders of its unsecured senior notes (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on April 7, 2020 (File No. 001-37550)).

10.3

Superpriority Secured Debtor-in-Possession Credit Agreement, dated April 10, 2020, by and among the Company, as borrower, certain subsidiaries of the Company from time to time party thereto as guarantors, the lenders party thereto, GLAS USA LLC, as administrative agent, and GLAS Americas LLC, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 13, 2020 (File No. 001-37550)).

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

Date: May 15, 2020